Form 10QSB
period 1997-03-31
ITRONICS INC
filed 1997-09-09
CIK 825203

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                 FORM l0-QSB
(Mark One)

 (X)              QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE
                  THE SECURITIES EXCHANGE ACT OF 1934
                               For the quarterly period ended March 31, 1997

(  )	             TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         EXCHANGE ACT
                              For the transition period from _____to _____


                                          Commission File Number 33-18582


                                 ITRONICS INC.
- ---------------------------------------------------------------------------
     (Exact name of small business issuer as specified in its charter)


            TEXAS                                        75-2198369
- -------------------------------                ----------------------------
(State or other jurisdiction of                (IRS Employer Identification
 incorporation or organization)                          Number)

6490 S. McCarran Blvd., Bldg C-23, Reno, Nevada 89509
- -----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number, including area code: (702)689-7696
                                                -------------

                                   NO CHANGE
- ------------------------------------------------------------------------------
Former name, former address and former fiscal, if changes since last report.

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days.
Yes (X)  No ( )

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of July 31, 1997, 32,550,546 shares of common stock were outstanding.

 Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

			ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
	Condensed Consolidated Balance Sheets - March 31, 1997
          and December 31, 1996                                          2

	Condensed Consolidated Statements of Operations for the
  	  Three Months Ended March 31, 1997 and 1996.			                      4

	Condensed Consolidated Statements of Cash Flows for the
  	  Three Months Ended March 31, 1997 and 1996.			                      5

	Notes to Condensed Consolidated Financial Statements		                  6


Item 2. Management's Discussion and Analysis or Plan of Operation	       7



PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                               10

Item 3. Defaults Upon Senior Securities                                 10

Item 6. Exhibits and Reports on Form 8- K                               10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

			ITRONICS INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                                   ASSETS

                                               March 31, 1997   Dec. 31, 1996
                                               --------------   -------------
CURRENT ASSETS
   Cash                                        $    21,753       $    1,091
   Accounts receivable                              41,808           60,626
   Note receivable, shareholder                     39,375              -
   Inventories                                      30,031           28,003
   Prepaid expenses                                 20,046           19,869
                                                ----------       ----------
     Total Current Assets                          153,013          109,589
                                                ----------       ----------

PROPERTY AND EQUIPMENT
   Leasehold improvements                           14,212           14,212
   Equipment                                       219,214          219,214
   Vehicles                                         32,858           32,858
   Equipment under capital lease                    79,690           79,690
                                                ----------       ----------
                                                   345,974          345,974
   Less: Accumulated depreciation and
             amortization                          227,790          221,730
                                                ----------       ----------
                                                   118,184          124,244
                                                ----------       ----------
OTHER ASSETS
   Intangibles                                       8,702            9,002
   Note receivable, shareholder                     20,625              -
   Deposits                                          2,598            1,993
                                                ----------       ----------
                                                    31,925           10,995
                                                ----------       ----------
                                               $   303,122      $   244,828
                                                ==========       ==========


           See Notes to Condensed Consolidated Financial Statements

			ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

	           LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                              March 31, 1997    Dec.31, 1996
                                              --------------    ------------
CURRENT LIABILITIES
   Accounts payable                            $   124,287      $   121,200
   Accrued expenses                                201,629          157,839
   Contracts payable                                 7,349           18,205
   Current maturities of long-term debt             31,115           31,115
   Due to stockholders                             111,525           69,609
   Capital lease obligation due
     stockholder                                    39,800           37,136
   Interest payable                                 40,281           33,374
   Other                                             6,327            6,326
                                                ----------       ----------
     Total Current Liabilities                     562,313          474,804
                                                ----------       ----------
LONG-TERM LIABILITIES
   Due to stockholders, less current
     maturities                                    110,815          117,057
   Accrued salary due officer/stockholder          250,000          250,000
   Capital lease obligation due stockholder
     less current maturities                        10,189           13,204
   Deferred gain, less current maturities           22,264           23,143
                                                ----------       ----------
     Total Long-Term Liabilities                   393,268          403,404
                                                ----------       ----------
                                                   955,581          878,208
                                                ----------       ----------
Series "A" cumulative convertible
redeemable preferred non-voting shares             606,748          596,868
                                                ----------       ----------
STOCKHOLDERS' (DEFICIT)
   Preferred stock (247 shares outstanding)           -                -             -
   Common stock ( 30,128,546 shares outstanding at
     March 31, 1997 and 29,748,046 outstanding at
     December 31, 1996)                             30,129           29,748
   Additional paid-in capital                    1,472,327        1,444,913
   Accumulated deficit                          (2,951,531)      (2,819,500)
   Common stock to be issued                       189,868          114,591
                                                ----------       ----------
                                                (1,259,207)      (1,230,248)
                                                ----------       ----------

                                               $   303,122      $   244,828
                                                ==========       ==========

           See Notes to Condensed Consolidated Financial Statements

			ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                 (UNAUDITED)

                                              Three Months Ended March 31,
                                                  1997             1996
                                              ------------     ------------
REVENUES
   Mining technical services                   $    51,444      $   130,238
   Photobyproduct recycling                         25,685          104,923
   Silver                                           24,259           20,422
   Fertilizer                                          -              1,372
                                                ----------       ----------
        Total Revenues                             101,388          256,955
COST OF SALES                                      132,930          224,514
                                                ----------       ----------
        Gross Profit                               (31,542)          32,441
                                                ----------       ----------
OPERATING EXPENSES
   Depreciation and amortization                     5,481            5,335
   Research and development                          9,943            9,719
   Sales and marketing                              20,521           13,990
   General and administration                       48,411           46,847
                                                ----------       ----------
                                                    84,356           75,891
                                                ----------       ----------
        Operating Income (Loss)                   (115,898)         (43,450)
                                                ----------       ----------
OTHER INCOME (EXPENSE)
   Forgiveness of debt                              	  -             33,000
   Interest expense                                (16,134)         (11,136)
   Other, net                                          -                -
                                                ----------       ----------
        Total Other Income (Expense)               (16,134)          21,864
                                                ----------       ----------
Loss before provision for income taxes            (132,032)         (21,586)
Provision for income taxes                             -                -
                                                ----------       ----------
        Net Income (Loss)                      $  (132,032)     $   (21,586)
                                                ==========       ==========

Weighted average number of shares
  outstanding                                   29,943,496       28,710,326
                                                ==========       ==========
Earnings (Loss) per share                      $ ( 0.0047)      $ ( 0.0011)
                                                ==========       ==========

           See Notes to Condensed Consolidated Financial Statements

			ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
                                 (UNAUDITED)

                                                Three Months Ended March 31,
                                                    1997             1996
                                               --------------   -------------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
   Net loss                                    $  (132,032)     $   (21,586)
   Adjustments to reconcile net loss to cash
    used by operations
      Depreciation and amortization                  5,481            5,335
      Forgiveness of debt                              -            (33,000)
      Expenses paid with stock/notes                12,736            2,986
      (Increase) decrease:
         Trade receivables                          18,818          (13,963)
         Inventories                               ( 2,028)         ( 5,510)
         Prepaids and other assets                   3,885            6,954
      Increase (decrease):
         Accounts payable                            4,088           12,041
         Accrued expenses                           37,934            1,412
         Accrued interest                            6,907            3,827
                                                ----------       ----------
        Net Cash Used by Operating Activities     ( 44,211)        ( 41,504)
                                                ----------       ----------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
   Acquisition of property and equipment               -           ( 17,501)
                                                ----------       ----------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
   Proceeds from sale of common stock               29,550           75,000
   Proceeds from debt, stockholders                 44,500           17,000
   Payments on debt                                ( 9,177)        ( 23,937)
                                                ----------       ----------
        Net Cash Provided by Financing Activities   64,873           68,063
                                                ----------       ----------
         Net Increase (Decrease) in Cash            20,662            9,058
   Cash, beginning of period                         1,091           43,411
                                                ----------       ----------
   Cash, end of period                         $    21,753      $    52,469
                                                ==========       ==========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


1.	The unaudited condensed consolidated financial statements presented here have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore,these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31,1996. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2.	The results of operations for three months ended March 31, l997 are not necessarily indicative of the results to be expected for the full year.

Item 2.  Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

        The Company reported a net loss of $132,032 or $(.0047) per share for the quarter ended March 31, 1997, compared to $21,586 or $(0.0011) per share for the quarter ended March 31, 1996. Several factors contributed to the decline. First, sales decreased by approximately $155,600 resulting in a gross loss of $31,542, compared to a gross profit of $32,441 for the prior year quarter. Second, operating expenses increased by $8,500, due primarily to increased sales and marketing expenses. Third, the prior year quarter reflects $33,000 in debt forgiveness income. Lastly, interest expense increased approximately $5,000 due to interest on accrued management salaries.

	To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

		MINING TECHNICAL SERVICES

	This segment, known as Whitney & Whitney, Inc., provides mining and materials management, geology, engineering and economics consulting, and publishes specialized mineral economics and materials financial reports. It employs technical specialists with expertise in the areas of mining, geology, mining engineering, mineral economics, materials processing and technology development. Technical services have been provided to many of the leading U.S. and foreign mining companies, several public utilities with mineral interests, to various state agencies, the U.S. and foreign governments, and the United Nations and the World Bank.

- -----------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                                  1997            1996                  1997                  1996
                                              ------------    ------------
Sales revenue                                  $  51,444        $ 130,238

Operating income (loss)                        $ (29,843)       $  18,031

- -----------------------------------------------------------------------------

	Mining technical services revenue was approximately $51,400 for the quarter ended March 31, 1997, compared to $130,200 for the quarter ended March 31, 1996, a decrease of 60.5%. Pass-through revenues/costs accounted for approximately $12,900 of the decrease. The remainder of the decrease was caused by a reduced worklevel on both major technical services projects and by management concentration of effort on fertilizer sales contract negotiations. Cost of sales decreased by approximately $31,100 as a result of the decreased pass-through costs and service activity. These factors resulted in a segment gross profit of $624, compared to $48,324 for the first quarter of 1996.

	Segment operating expenses increased nominally over the prior year quarter.

	These factors resulted in a segment operating loss of $29,800 for the first quarter of 1997, compared to operating income of approximately $18,000 for the comparable 1996 quarter, a decline of $47,800.

		PHOTOBYPRODUCT FERTILIZER

	This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and testing a liquid turf fertilizer. Revenues are generated from photobyproduct management services, silver sales and fertilizer sales.

- -----------------------------------------------------------------------------

                                              Three Months Ended March 31,
                                                  1997            1996
                                              ------------    ------------
Sales revenue                                  $  49,944        $ 126,717

Operating income (loss)                        $( 86,055)       $( 61,481)

- -----------------------------------------------------------------------------

	Total segment sales for the quarter ended March 31,1997 were approximately $49,900, a decrease of $76,800 from the first quarter of 1996. The decrease is due primarily to the prior year sale and installation of a distillation and rinse water recycling system at a large Nevada manufacturing company, amounting to approximately $77,000. Photobyproduct service revenue, excluding the prior year distillation equipment sale, decreased by approximately $2,200, on a volume increase of 14.9%, compared to the prior year. Silver sales increased by approximately $3,800, or 18.8%, compared to the prior year. The decrease in photobyproduct service revenue, coupled with the increased volume and silver sales, reflects a shift in revenue sources caused by arrangements with larger volume customers in which a lower service fee is charged in exchange for the Company retaining all, or a larger percentage of, the silver contained in photobyproduct solutions. Cost of sales declined by approximately $60,500 due primarily to the cost of the distill-ation and rinse water recycling equipment sale in the prior year. These factors resulted in a segment gross loss of approximately $32,200 for the first quarter of 1997, compared to a gross loss of $15,900 for the comparable 1996 quarter, an increased loss of 102.5%.

	Segment operating expenses increased approximately $8,300 over the first quarter of 1996. Approximately $5,000 of the increase is attributable to increased fertilizer and corporate marketing expenses.

	These factors resulted in a first quarter 1997 operating loss for the segment of approximately $86,100, compared to a loss of $61,500 for the first quarter of 1996, an increased loss of 40.0%.

		SUMMARY

	On a consolidated basis, then, the various changes in revenues and operating expenses resulted in a first quarter operating loss of $115,898, compared to an operating loss of $43,450 for the first quarter of 1996, an increased loss of 166.7%.

II.  Changes in Financial Condition; Capitalization

	Cash amounted to $21,753 as of March 31, 1997, compared to $52,469 as of March 31, 1996. Net cash used for operating activities increased from approximately $41,500 for the first quarter of 1996 to $44,200 for the first quarter of 1997. The cash used for operating activities during the current quarter was financed primarily by stockholders, which included $29,550 in proceeds from the private placement of common shares and $44,500 in loan proceeds.


	Total assets increased during the quarter by approximately $58,300 to $303,122 as of March 31, 1997. This includes an increase in current assets of approximately $43,400. The increase in current and total assets is due to an interest bearing promissory note, totaling $60,000, that resulted from a private placement of stock with an existing stockholder. Current liabilities increased by approximately $87,500 and total liabilities increased by $77,400. The increases reflect short-term loans from stockholders amounting to $44,500 and the accrual of management salaries totaling approximately $38,900.

III.  Working Capital/Liquidity

        During the quarter, the working capital deficit increased by approx-imately $44,100 to a deficiency of $409,300, due to the increase in current liabilities as discussed above. Management has continued the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the quarter ended March 31,1997, a total of $29,550 was received from the private place-ment of common shares, $6,000 in salary and legal fees were converted to common shares, and approximately $12,700 in various expenses were paid with common shares.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

	1. The former president of Seahawk, Inc. (Seahawk) filed suit on June 30, 1995, in the Superior Court of California, County of Orange, against the Company, W&W, and several W&W employees, alleging libel and slander resulting from consulting work W&W had done for Seahawk. The suit sought unspecified damages to be proven at trial, plus punitive or exemplary damages. W&W's liability insurance carrier defended against the suit, and in March 1997, the suit was dismissed. The individual has filed an appeal of the dismissal. In February 1997, this individual served a second suit that includes the Company, W&W, and a key employee as codefendants, along with several unrelated parties. The suit alleges breach of contract and other causes of action and seeks in excess of $5 million plus punitive damages. The Company's liability insurance carrier has agreed to assume the defense of this action with a reservation of rights, including the right to disclaim insurance coverage. Management believes the allegations are without merit and is vigorously defending against the suit.

Item 3. Defaults Upon Senior Securities

	(a) As of March 31, 1997, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totaling $151,455. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1996. Subsequent to March 31, 1997, one of these notes, totaling $5,000, has been paid in full.

Item 6. Exhibits and Reports on Form 8-K

	(a)- Exhibit 11, "Computation of Loss Per Share", is presented on page 12 of this report.
	    -
            Exhibit 27, "Financial Data Schedule", is presented on page 13 of this report

	(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997

                                SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS, INC.


DATED: August 29,1997                   By:   JOHN W. WHITNEY
     ---------------------                 ----------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



DATED: August 29, 1997                  By:  JOHN W. WHITNEY
       ---------------                     ----------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: August 29, 1997                   By:  MICHAEL C. HORSLEY
       ---------------                      ---------------------------------
                                            Michael C. Horsley
                                            Controller
                                            (Principal Accounting Officer)