Form 10QSB
period 1997-06-30
ITRONICS INC
filed 1997-09-09
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                For the quarterly period ended June 30, 1997

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from______ to_____

                      Commission File Number 33-18582


                                ITRONICS INC.
- -----------------------------------------------------------------------------
				(Exact name of small business issuer as specified in its charter)




              TEXAS                                      75-2198369
   -------------------------------       ------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

6490 S. McCarran Blvd., Bldg C-23, Reno, Nevada 89509
- -----------------------------------------------------
       (Address of principal executive offices)



Issuer's telephone number, including area code: (702)689-7696
                                                -------------

                                  NO CHANGE
- -----------------------------------------------------------------------------
Former name, former address and former fiscal, if changes since last report.

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes (x) No ( ).

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

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - June 30, 1997
    and December 31, 1996                                            2

  Condensed Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 1997 and 1996.               4

  Condensed Consolidated Statements of Cash Flows for the
    Six months Ended June 30, 1997 and 1996.                         5

    Notes to Condensed Consolidated Financial Statements             6


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          7




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            11

Item 3. Defaults Upon Senior Securities                              11

Item 6. Exhibits and Reports on Form 8- K                            11

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements
- ----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                                    ASSETS

                                                June 30, 1997   Dec.31, 1996
                                                -------------   ------------
CURRENT ASSETS
  Cash                                          $   19,801      $    1,091
  Accounts receivable                               64,401          60,626
  Note receivable, shareholder                      39,800             -
  Inventories                                       28,285          28,003
  Prepaid expenses                                  19,558          19,869
                                                 ---------       ---------
        Total Current Assets                       171,845         109,589
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements                            14,212          14,212
  Equipment                                        221,257         219,214
  Vehicles                                          32,858          32,858
  Equipment under capital lease                     79,690          79,690
                                                 ---------       ---------
                                                   348,017         345,974

  Less: Accumulated depreciation and amortization  233,850         221,730
                                                 ---------       ---------
                                                   114,167         124,244                                        114,167 124,244
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                        8,402           9,002
  Note receivable, shareholder                      10,200             -
  Deposits                                           2,823           1,993
                                                 ---------       ---------
                                                    21,425          10,995
                                                 ---------       ---------
                                                $  307,437      $  244,828
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                                June 30, 1997   Dec. 31, 1996
                                                -------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  111,332      $  121,200
  Accrued expenses                                 219,289         157,839
  Contracts payable                                 14,303          18,205
  Current maturities of long-term debt              31,115          31,115
  Due to stockholders                              111,200          69,609
  Capital lease obligation due stockholder          43,000          37,136
  Interest payable                                  47,526          33,374
  Other                                              6,329           6,326
                                                 ---------       ---------
        Total Current Liabilities                  584,094         474,804
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Due to stockholders, less current maturities     107,652         117,057
  Accrued salary due officer/stockholder           250,000         250,000
  Capital lease obligation due stockholders, less
   current maturities                                6,522          13,204
  Deferred gain, less current maturities            21,385          23,143
                                                 ---------       ---------
        Total Long-Term Liabilities                385,559         403,404
                                                 ---------       ---------
                                                   969,653         878,208
                                                 ---------       ---------
Series "A" cumulative convertible redeemable
        preferred non-voting shares                439,836         596,868
                                                 ---------       ---------
STOCKHOLDERS' (DEFICIT)
Preferred stock (247 shares outstanding)               -               -
Common stock ( 31,905,546 shares outstanding at
  June 30, 1997 and 29,748,046 outstanding at
  December 31, 1996)                                31,906          29,748
Additional paid-in capital                       1,692,045       1,444,913
Accumulated deficit                             (3,046,240)     (2,819,500)
Common stock to be issued                          220,237         114,591
                                                 ---------       ---------
                                                (1,102,052)     (1,230,248)
                                                 ---------       ---------
                                                $  307,437      $  244,828
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30,1997 AND 1996
                                 (UNAUDITED)

                         Three Months Ended June 30, Six Months Ended June 30,
                         --------------------------- -------------------------
                               1997        1996          1997        1996
                            ----------  ----------    ----------  ----------
REVENUES
 Mining technical services  $ 124,671   $ 123,083     $ 176,115   $ 253,321
 Photobyproduct recycling      28,787      25,801        54,472     130,724
 Silver                        24,804      24,740        49,063      45,162
 Fertilizer                     2,490      11,327         2,490      12,699
                             --------    --------      --------    --------
     Total Revenues           180,752     184,951       282,140     441,906

COST OF SALES                 172,592     149,886       305,522     374,400
                             --------    --------      --------    --------
     Gross Profit               8,160      35,065       (23,382)     67,506
                             --------    --------      --------    --------
OPERATING EXPENSES
 Depreciation and amort.        5,481       5,670        10,962      11,005
 Research and development       9,898       9,610        19,841      19,329
 Sales and marketing           22,550      14,523        43,071      28,513
 General and administration    48,031      58,224        96,442     105,071
                             --------    --------      --------    --------
                               85,960      88,027       170,316     163,918
                             --------    --------      --------    --------
     Operating Income (Loss)  (77,800)    (52,962)     (193,698)   ( 96,412)
                             --------    --------      --------    --------
OTHER INCOME (EXPENSE)
 Forgiveness of debt              -           -             -        33,000
 Interest expense             (17,503)    ( 8,644)      (33,637)    (19,780)
 Other, net                       594         -             594         -
                             --------    --------      --------    --------
     Total Other Income
      (Expense)               (16,909)    ( 8,644)     ( 33,043)     13,220
                             --------    --------      --------    --------
Income (Loss) before provision
 for income taxes             (94,709)    (61,606)     (226,741)   ( 83,192)
Provision for income taxes        -           -             -           -
                             --------    --------      --------    --------
     Net Income (Loss)      $ (94,709)  $ (61,606)    $(226,741)  $( 83,192)
                             ========    ========      ========    ========
Weighted average number of
 shares outstanding (1,000's)  30,553      29,318        30,250      29,014
                             ========    ========      ========    ========

     Earnings (Loss)
      per share             $( 0.0034)  $( 0.0024)    $( 0.0081)  $( 0.0035)
                             ========    ========      ========    ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30,1997 AND 1996
                                 (UNAUDITED)

                                                   Six Months Ended June 30,
                                                       1997         1996
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income (1oss)                                 $(226,741)   $ (83,192)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     10,962       11,005
     Forgiveness of debt                                   -       (33,000)
     Expenses paid with stock/notes                    26,502        6,024
     (Increase) decrease:
        Trade receivables                             ( 3,775)     ( 7,952)
        Inventories                                   (   282)     ( 7,533)
        Prepaids and other assets                       1,334        3,786
     Increase (decrease):
        Accounts payable                              ( 8,865)     ( 2,351)
        Accrued expenses                               62,548       13,999
        Accrued interest                               14,152        9,056
                                                     --------     --------
        Net Cash Used by Operating Activities        (l24,l65)     (90,158)
                                                     --------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                   ( 2,043)     (32,267)
                                                     --------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                  113,550      110,000
  Proceeds from debt, stockholders                     49,500       27,270
  Payments on debt                                    (18,132)     (35,329)
                                                     --------     --------
        Net Cash Provided by Financing Activities     144,918      101,941
                                                     --------     --------
        Net Increase (Decrease) in Cash                18,710      (20,484)
  Cash, beginning of period                             1,091       43,411
                                                     --------     --------
  Cash, end of period                               $  19,801    $  22,927
                                                     ========     ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)


1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended December 31, 1996. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operations

I.      Results of Operations

        The Company reported a net loss of $94,709 or $(0.0034) per share for the quarter ended June 30, 1997, compared to a net loss of $61,606 or $(0.0024) per share for the comparable 1996 period. For the first six months of 1997, the net loss was $226,741 or $(0.0081) per share, compared to a net loss of $83,192 or $(0.0035) per share for the comparable 1996 period. Two primary factors contributed to the decline in earnings for the second quarter of 1997. First, sales declined approximately $4,200 while cost of sales increased approximately $22,700, resulting in a decline of gross profit of $26,900. Second, interest expense increased approximately $8,900 due to interest on accrued management salaries and additional short-term loans incurred during the first six months of the year.

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

- -----------------------------------------------------------------------------

                       Three Months Ended June 30,  Six Months Ended June 30,
                       ---------------------------  -------------------------
                             1997         1996           1997         1996
                          ----------   ----------     ----------   ----------
                                                                                                              ,
Sales revenue             $124,671     $123,083       $176,115     $253,321

Operating income (loss)   $ 11,703     $ 24,458       $(18,140)    $ 42,489

- -----------------------------------------------------------------------------

        Mining technical services revenue was approximately $124,700 for the quarter ended June 30, 1997, compared to $123,100 for the comparable quarter of 1996, a nominal increase. Cost of sales increased by $17,000 due to increases in pass-through revenues/costs of $10,000, payroll costs for outside experts of $3,900, and allocated rent costs of $2,000. These factors resulted in a gross profit for the segment of approximately $43,600 for the second quarter of 1997, compared to $59,OOO for the second quarter of 1996, a decline of 26.1 %.

        Segment operating expenses declined by approximately $2,600 from the second quarter of 1996, due to reductions in legal and accounting due to the timing of the annual audit, partially offset by increases in sales and marketing and other general and administrative expenses.

        The combination of these factors resulted in a 1997 second quarter segment operating profit of $11,700, compared to approximately $24,500 for the comparable 1996 quarter, a decline of 52.2%.

        For the first six months of 1997, segment revenue totalled approx-imately $176,100, compared to $253,300 for the first six months of 1996, a decrease of 30.5%. Operating loss for the period was $18,100, compared to operating income of $42,500 for the comparable 1996 period, a decrease of $60,600. The primary factor contributing to the decline was decreased consulting activity due to management concentration of effort on fertilizer marketing discussions. The work level on the technical services projects increased in June 1997 and is expected to continue through the third quarter.


                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and testing a liquid turf fertilizer. Revenues are generated from photobyproduct management services, silver sales and fertilizer sales.

- -----------------------------------------------------------------------------

<CAPTIONS>
                       Three Months Ended June 30,  Six Months Ended June 30,
                       ---------------------------  -------------------------
                             1997         1996           1997        1996
                          ----------   ----------     ----------  ----------
Sales revenue             $ 56,081     $ 61,868       $ 106,025    $ 188,585

Operating income (loss)   $(89,503)    $(77,420)      $(175,558)   $(138,901)

- -----------------------------------------------------------------------------

        Total segment sales for the second quarter of 1997 were approximately $56,100, a decrease of $5,800, or 9.4%, from the second quarter of 1996. Photobyproduct recycling revenue for the quarter increased by $3,000 compared to the second quarter of 1996, as a result of a 17.8% increase in volume. Silver sales increased nominally over the second quarter of 1996. Silver ounces sold increased 16.8% for the quarter. Sales did not increase propor-tionately due to an 11.0% decrease in the cumulative average sales price. Fertilizer sales for the quarter were approximately $2,500, a decline of $8,800 from the 1996 second quarter. The current year sales include the initial test marketing order of Gold'n Gro Iron placed by Western Farm Service, Inc. (WFS). The progress of discussions with WFS are described under "New Developments" on page 9 of this report. Cost of sales for the second quarter of 1997 increased approximately $5,700, compared to the second quarter of 1996. The increase was due primarily to a $5,500 increase in silver costs relating to all of the current quarter silver sales coming from photobyproduct processing, whereas in the prior year, a significant portion of silver sales came from film processing, which has a lower cost factor. These factors resulted in a gross loss of $35,400 for the second quarter of 1997, compared to a gross loss of $23,900 for the second quarter of 1996, an increased gross loss of 48.3%.

        Segment operating expenses increased approximately $600 over the second quarter of 1996, due primarily to an increase in sales and marketing expenses, which was partially offset by a decrease in legal and accounting expenses related to the timing of the annual audit.

        These factors resulted in a 1997 second quarter segment operating loss of approximately $89,500, compared to a loss of $77,400 for the second quarter of 1996, an increased loss of $12,100, or 15.6%.

        For the first six months of 1997, segment sales totalled approximate-ly $106,000, compared to $188,600 for the first six months of 1996, a decrease of 43.8%. Operating loss for the first six months of 1997 was approximately

$175,600, compared to $138,900 for the first six months of 1996, an increased loss of 26.4%. The primary factors contributing to the decline were the prior year first quarter sale of a distillation and rinse water recycling system, lower profitability on silver sales due to the reduced average sales price, and increased sales and marketing expenses due to fertilizer and corporate marketing efforts.


                SUMMARY

        On a consolidated basis, then, the various changes in revenues and operating expenses resulted in a second quarter 1997 operating loss of $77,800, compared to an operating loss of $53,000 for the second quarter of 1996, an increased loss of 46.9%. Consolidated operating loss for the first six months of 1997 was $193,700, compared to an operating loss of $96,400 for the first six months of 1996, an increased loss of 100.9%.


IL Changes in Financial Condition; Capitalization

        Cash amounted to $19,801 as of June 30, 1997, compared to $22,927 as of June 30, 1996. Net cash used for operating activities was approximately $124,200 for the first six months of 1997. The cash used for operating activities during the period was financed primarily by stockholders, which included $113,550 in proceeds from the private placement of common shares and $49,500 in debt proceeds.

        Total assets increased during the six months ended June 30, 1997 by approximately $62,600 to $307,400. Current assets increased approximately $62,300 due to an increase in cash of $18,700 and the current portion of a note receivable from a shareholder of $39,800. Current liabilities increased by approximately $109,300 and total liabilities increased by $91,400. The increases are primarily attributable to short-term loans from stockholders totalling $49,500 and accrual of management salaries totalling approximately $66,900.

        During the quarter the Series "A" Preferred shareholders were offered an exchange of 9,000 common shares for each preferred share. As of June 30, 1997, 78 of the 247 outstanding preferred shares were exchanged, resulting in a reduction of $176,792 in the Preferred Stock Mandatory Redemption amount and a corresponding increase in Additional Paid-in Capital.

III. Working Capital/Liquidity

        During the six months ended June 30, 1997, the working capital deficit increased by approximately $47,000 to a deficiency of $412,200. Management has continued the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the six months ended June 30, 1997, a total of $113,550 was received from the private placement of common shares, $6,000 in accrued salary and legal fees was converted to common shares, and approximately $26,500 in various expenses were paid with common shares.

IV. New Developments

        Since the fall of 1996, the Company has been in discussions with Western Farm Service, Inc. (WFS) regarding marketing the Company's Gold'n Gro fertilizer products. WFS is a wholly owned subsidiary of Agrium, Inc., the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer. To date, WFS field tests of the product have been successful. Test marketing is ongoing, with the products being tried on a variety of agricultural products, including grapes. Test marketing of a turf application program which includes Gold'n Gro Iron and Gold'n Gro 20-1-7 is now being initiated. WFS is also evaluating Gold'n Gro Manganese. Another Agrium subsidiary, Source-I, is initiating a test marketing program for all three of the Company's commercial products.

        Over the last few months, the Company has completed product development of three commercial products, Gold'n Gro 20-1-7, Iron, and Manganese. Nine additional products are now in the development stage. The next step in the process of achieving ongoing commerial sales is market develop-ment. The ongoing discussions with WFS and Source-I are one aspect of market development. Other aspects now being pursued include independent marketing of a turf application program that combines Gold'n Gro Iron and Gold'n Gro 20-1-7 and marketing a "fertigation" program to golf courses and other users with large turf acreages. As the Company's capitalization improves, marketing at the retail level wiil be initiated.

        Achieving commercial production, in which a substantial and consistent volume of fertilizer sales is maintained, is expected to take two to three years. The fertilizer market, especially the agricultural market, is very conservative and resistant to change. The Company's fertilizer products are new and work more effectively than the standard fertilizer products now on the market. The developed Gold'n Gro products generally peform better than existing competitively priced products produced by existing manufacturers. Because of this quality/price superiority, the Company believes that its products will be preferred, once consumers know how effective they are and that they are readily available. This means that fertilizer sales volume will likely grow at a steady pace as a user base is established. It is still too early in the market development program to accurately predict the rate of sales growth and volumes.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
- -------------------------

        1. The former president of Seahawk, Inc. (Seahawk) filed suit on June 30, 1995 in the Superior Court of California, County of Orange, against the Company, W&W, and several W&W employees, alleging libel and slander resulting from consulting work W&W had done for Seahawk. The suit sought unspecified damages to be proven at trial, plus punitive or exemplary damages. W&W's liability insurance carrier defended against the suit, and in March 1997, the suit was dismissed. The individual has filed an appeal of the dismissal. In February 1997, this individual served a second suit that includes the Company, W&W, and a key employee as codefendants, along with several unrelated parties. The suit alleges breach of contract and other causes of action and seeks in excess of $5 million plus punitive damages. The Company's liability insurance carrier has agreed to assume the defense of this action with a reservation of rights, including the right to disclaim insurance coverage. Management believes the allegations are without merit and is vigorously defending against the suit.

Item 3. Defaults Upon Senior Securities
- ---------------------------------------
        (a) As of June 30, 1997, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totalling $151,455. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1996. Subsequent to June 30, 1997, two of these notes have been paid or settled. An obligation due to an unrelated party, totalling $48,234, was settled by payment of cash and stock valued at $35,500. This will result in debt forgiveness income of approximately $12,700 and an improvement to working capital of $32,700 in the third quarter financial statements. Additionally, a note to a stockholder, amounting to $5,000, has been paid in full.

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------
        (a) Exhibit 11, "Computation of Loss Per Share ",is presented on page 13 of this report.

            Exhibit 27, "Financial Data Schedule", is presented on page 14 of this report.


        (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: August 29,1997                   By: JOHN W. WHITNEY
       --------------                      ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated



DATED: August 29, 1997                  By: JOHN W. WHITNEY
       ---------------                     ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: August 29, 1997                  By: MICHAEL C. HORSLEY
       ---------------                     ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)