Form 10QSB
period 1997-09-30
ITRONICS INC
filed 1997-11-12
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X)     QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                             For the quarterly period ended September 30, 1997

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

6490 S. McCarran Blvd., Bldg C-23, Reno, Nevada 89509
-----------------------------------------------------
       (Address of principal executive offices)



Issuer's telephone number, including area code: (702)689-7696
                                                -------------

                                  NO CHANGE
-----------------------------------------------------------------------------
Former name, former address and former fiscal, if changes since last report.

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

        As of October 31, 1997, 37,157,774 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                        ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - September 30, 1997
    and December 31, 1996                                            4

  Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 1997 and 1996.         6

  Condensed Consolidated Statements of Cash Flows for the
    Nine months Ended September 30, 1997 and 1996.                   7

  Notes to Condensed Consolidated Financial Statements               8


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          9




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            13

Item 3. Defaults Upon Senior Securities                              13

Item 6. Exhibits and Reports on Form 8-K                             13

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements
----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                                    ASSETS

                                                Sept. 30, 1997  Dec. 31, 1996
                                                --------------  -------------
CURRENT ASSETS
  Cash                                          $   35,297      $    1,091
  Accounts receivable                               88,533          60,626
  Note receivable, stockholder                      70,521             -
  Inventories                                       32,843          28,003
  Prepaid expenses                                  10,212          19,869
                                                 ---------       ---------
        Total Current Assets                       237,406         109,589
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Leasehold improvements                            14,212          14,212
  Equipment                                        233,476         219,214
  Vehicles                                          32,858          32,858
  Equipment under capital lease                     79,690          79,690
                                                 ---------       ---------
                                                   360,236         345,974

  Less: Accumulated depreciation and amortization  240,110         221,730
                                                 ---------       ---------
                                                   120,126         124,244
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                        8,102           9,002
  Note receivable, stockholder                         -               -
  Deposits                                           2,823           1,993
                                                 ---------       ---------
                                                    10,925          10,995
                                                 ---------       ---------
                                                $  368,457      $  244,828
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                               Sept. 30, 1997   Dec. 31, 1996
                                               --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  111,984      $  121,200
  Accrued expenses                                 178,441         157,839
  Contracts payable                                  7,666          18,205
  Current maturities of long-term debt               5,500          31,115
  Due to stockholders                               77,900          69,609
  Capital lease obligations due stockholders        44,500          37,136
  Interest payable                                  33,800          33,374
  Other                                              6,330           6,326
                                                 ---------       ---------
        Total Current Liabilities                  466,121         474,804
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Due to stockholders, less current maturities     132,408         117,057
  Accrued salary due officer/stockholder           250,000         250,000
  Capital lease obligations due stockholders, less
   current maturities                                4,766          13,204
  Deferred gain, less current maturities            20,506          23,143
                                                 ---------       ---------
        Total Long-Term Liabilities                407,680         403,404
                                                 ---------       ---------
                                                   873,801         878,208
                                                 ---------       ---------
Series "A" cumulative convertible redeemable
        preferred non-voting shares                217,151         596,868
                                                 ---------       ---------
STOCKHOLDERS' (DEFICIT)
Preferred stock (81 shares outstanding)               -               -
Common stock ( 32,606,821 shares outstanding at
  September 30, 1997 and 29,748,046 outstanding at
  December 31, 1996)                                32,607          29,748
Additional paid-in capital                       2,015,431       1,444,913
Accumulated deficit                             (3,158,046)     (2,819,500)
Common stock to be issued                          387,513         114,591
                                                 ---------       ---------
                                                (  722,495)     (1,230,248)
                                                 ---------       ---------
                                                $  368,457      $  244,828
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1996
                                 (UNAUDITED)


                        Three Months Ended Sept 30, Nine Months Ended Sept 30,
                        --------------------------- -------------------------
                               1997        1996          1997        1996
                            ----------  ----------    ----------  ----------
REVENUES
 Mining technical services  $ 205,341   $ 235,457     $ 381,456   $ 488,778
 Photobyproduct recycling      36,801      33,235        91,273     163,959
 Silver                        31,100      38,445        80,163      83,607
 Fertilizer                     3,927           8         6,417      12,707
                             --------    --------      --------    --------
     Total Revenues           277,169     307,145       559,309     749,051

COST OF SALES                 260,284     269,381       565,806     643,781
                             --------    --------      --------    --------
     Gross Profit              16,885      37,764       ( 6,497)    105,270
                             --------    --------      --------    --------
OPERATING EXPENSES
 Depreciation and amort.        5,681       5,370        16,643      16,375
 Research and development      14,700       8,048        41,741      27,377
 Sales and marketing           22,757      13,872        58,628      42,385
 General and administration    79,027      50,241       175,469     155,312
                             --------    --------      --------    --------
                              122,165      77,531       292,481     241,449
                             --------    --------      --------    --------
     Operating Income (Loss) (105,280)    (39,767)     (298,978)   (136,179)
                             --------    --------      --------    --------
OTHER INCOME (EXPENSE)
 Forgiveness of debt           12,824         -          12,824      33,000
 Interest expense             (20,465)    (10,774)      (54,102)    (30,554)
 Other, net                     1,115         -           1,709         -
                             --------    --------      --------    --------
     Total Other Income
      (Expense)               ( 6,526)    (10,774)     ( 39,569)      2,446
                             --------    --------      --------    --------
Income (Loss) before provision
 for income taxes            (111,806)    (50,541)     (338,547)   (133,733)
Provision for income taxes        -           -             -           -
                             --------    --------      --------    --------
     Net Income (Loss)      $(111,806)  $ (50,541)    $(338,547)  $(133,733)
                             ========    ========      ========    ========
Weighted average number of
 shares outstanding (1,000's)  32,476      29,674        31,000      29,236
                             ========    ========      ========    ========

     Earnings (Loss)
      per share             $( 0.0036)  $( 0.0020)    $( 0.0118)  $( 0.0056)
                             ========    ========      ========    ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30,1997 AND 1996
                                 (UNAUDITED)


                                                  Nine Months Ended Sept. 30,
                                                       1997         1996
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income (1oss)                                 $(338,547)   $(133,733)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     16,643       16,375
     Forgiveness of debt                              (12,824)     (33,000)
     Expenses paid with stock/notes                    58,606       13,014
     (Increase) decrease:
        Trade receivables                             (27,907)      11,055
        Inventories                                   ( 4,840)     (10,833)
        Prepaids and other assets                       8,827        6,761
     Increase (decrease):
        Accounts payable                              ( 8,214)       1,884
        Accrued expenses                               45,703       21,755
        Accrued interest                               15,424       14,905
                                                     --------     --------
        Net Cash Used by Operating Activities        (247,129)     (91,817)
                                                     --------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                   (14,262)     (33,527)
                                                     --------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                  283,029      110,000
  Proceeds from debt, stockholders                     96,500       31,770
  Payments on debt                                    (83,932)     (54,318)
                                                     --------     --------
        Net Cash Provided by Financing Activities     295,597       87,452
                                                     --------     --------
        Net Increase (Decrease) in Cash                34,206      (37,892)
  Cash, beginning of period                             1,091       43,411
                                                     --------     --------
  Cash, end of period                               $  35,297    $   5,519
                                                     ========     ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                 (UNAUDITED)


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

2. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

3. Subsequent to September 30, 1997, several significant transactions have occurred, including the following:

        a. Approximately $159,000 in accrued salary due executive officers has been converted into the Company's restricted common stock.

        b. The remaining outstanding preferred shares have been converted into the Company's restricted common stock. Therefore, the redemption amount of $217,151 at September 30, 1997 will be added to paid-in capital during the fourth quarter of 1997.

        c. Lease payments and accrued interest due stockholders, totaling $25,000, have been converted into the Company's restricted common stock. The conversion fully completes the terms of the lease.

        d. Promissory notes and accrued interest due stockholders, totaling $38,300, have been converted to the Company's restricted common stock.

        e. Commitments for the remainder of the funds needed to complete the $500,000 private placement have been received.

Item 2. Management's Discussion and Analysis or Plan of Operations

I.      Results of Operations

        The Company reported a net loss of $111,806 or $(0.0036) per share for the quarter ended September 30, 1997, compared to a net loss of $50,541 or $(0.0020) per share for the comparable 1996 period. For the first nine months of 1997, the net loss was $338,547 or $(0.0118) per share, compared to a net loss of $133,733 or $(0.0056) per share for the comparable 1996 period. Several factors contributed to the decline in earnings for the third quarter of 1997. First, sales declined approximately $30,000 while cost of sales declined by approximately $9,000, resulting in reduced gross profit of $21,000. Second, R&D and sales/marketing expenses increased a combined $15,500. The increased expenses reflect the ongoing costs of discussions with Western Farm Service, Inc. regarding fertilizer nutritional programs and distribution and the corporate marketing effort designed to inform potential investors and the general public about the Company and its products and services. Third, general and administration expenses increased by approximately $29,000. Of this increase, $23,000 is due to audit fees and to legal fees related to the private placement. In 1996, the audit fees were incurred during the second quarter. The remainder of the increase is attributable to an additional part-time management position.

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

------------------------------------------------------------------------------

                       Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                       ---------------------------- -------------------------
                             1997         1996            1997         1996
                          ----------   ----------      ----------   ---------
Sales revenue              $205,341     $235,457        $381,456     $488,778

Operating income (loss)    $( 4,980)    $ 32,892        $(23,120)    $ 75,381


------------------------------------------------------------------------------

        Mining technical services revenue was approximately $205,300 for the quarter ended September 30, 1997, compared to $235,500 for the comparable quarter of 1996, a 12.8% decrease. Of this decrease, $22,200 was due to a reduction in pass-through revenues/costs. In the prior year quarter, pass-through costs were incurred on a mineral property being managed by Whitney &

Whitney, Inc. The property was successfully leased to another party in early 1997. Consequently, no similar pass-through costs were incurred during the current quarter. Cost of sales was reduced by $9,200 due to the $22,200 reduction in pass-through costs previously discussed, which was partially offset by an increase in payroll, consulting and related costs of $11,600 due to increased utilization of outside technical specialists needed to generate the technical services revenue. These factors resulted in a gross profit for the segment of $42,500 for the third quarter of 1997, compared to $63,500 for the prior year third quarter, a decline of 33.0%.

	Segment operating expenses increased by $17,000 due to the audit, legal, marketing, and management costs discussed above.

        The combination of these factors resulted in a 1997 third quarter segment operating loss of $5,000, compared to operating income of $32,900 for the comparable 1996 quarter.

        For the first nine months of 1997, segment revenue totaled approx-imately $381,500, compared to $488,800 for the first nine months of 1996, a decline of 22.0%. Operating loss for the period was $23,100, compared to operating income of $75,400 for the comparable 1996 period, a decrease of $98,500. The primary factor contributing to the decline was decreased consulting activity. Management focus on fertilizer marketing discussions has contributed to the decreased consulting business. In addition, one of the segment's primary technical service projects has been winding down and is now substantially complete.


                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and testing a liquid turf fertilizer. Revenues are generated from photobyproduct management services, silver sales and fertilizer sales.

------------------------------------------------------------------------------

                       Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                       ---------------------------  -------------------------
                             1997         1996           1997        1996
                          ----------   ----------     ----------  ----------
Sales revenue             $  71,828     $ 71,688      $ 177,853    $ 260,273

Operating income (loss)   $(100,300)    $(72,659)     $(278,858)   $(211,560)


------------------------------------------------------------------------------

        Total segment sales for the third quarter of 1997 were approximately $71,800, a nominal increase from the second quarter of 1996. Photobyproduct recycling revenue for the quarter increased by $3,600 compared to the third quarter of 1996, as a result of an 8.3% increase in volume. Silver sales decreased $7,300 from the third quarter of 1996. Silver ounces sold decreased 8.4% for the quarter. Fertilizer sales for the quarter were approximately $3,900, compared to nominal sales for the 1996 third quarter. The current quarter sales include test marketing orders of Gold'n Gro Iron and Gold'n Gro 20-1-7 placed by Western Farm Service, Inc. (WFS). The progress of discussions with WFS are described under "New Developments" on page 12 of this report. Cost of sales for the third quarter of 1997 increased nominally over the third quarter of 1996. These factors resulted in a gross loss of $25,700 for the third quarter of 1997, nearly identical to the gross loss for the third quarter of 1996.

        Segment operating expenses increased approximately $27,700 over the third quarter of 1996, due to the fertilizer R&D and marketing, corporate marketing, audit, legal, and management expenses discussed above.

        These factors resulted in a 1997 third quarter segment operating loss of $100,300, compared to a loss of $72,700 for the third quarter of 1996, an increased loss of $27,600, or 38.0%.

        For the first nine months of 1997, segment sales totaled approximately $177,900, compared to $260,300 for the first nine months of 1996, a decrease of 31.7%. Operating loss for the first nine months of 1997 was approximately $275,900, compared to $211,600 for the first nine months of 1996, an increased loss of 30.4%. The primary factors contributing to the decline were the prior year first quarter sale of a distillation and rinse water recycling system, lower profitability on silver sales due to the reduced average sales price, and increased R&D, sales and marketing expenses due to fertilizer development and corporate marketing efforts.


                SUMMARY

        On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 1997 operating loss of $105,300, compared to an operating loss of $39,800 for the third quarter of 1996, an increased loss of 164.7%. Consolidated operating loss for the first nine months of 1997 was $299,000, compared to an operating loss of $136,200 for the first nine months of 1996, an increased loss of 119.5%.


IL Changes in Financial Condition; Capitalization

        Cash amounted to $35,297 as of September 30, 1997, compared to $5,519 as of September 30, 1996. Net cash used for operating activities was approximately $247,100 for the first nine months of 1997. The cash used for operating activities during the period was financed primarily by stockholders, which included $283,000 in proceeds from the private placement of common shares and $96,500 in debt proceeds.

        Total assets increased during the nine months ended September 30, 1997 by approximately $123,600 to $368,500. Current assets increased approximately $127,800 due to an increase in cash of $34,200, an increase in accounts receivable of $27,900 and the current portion of a note receivable from a stockholder of $70,500. Current liabilities decreased by approximately $8,700 and total liabilities decreased by $4,400. Increases in liabilities, including stockholder loans totaling $96,500 and accrual of management salaries totaling $57,500 have been offset by loan payments to stockholders and unrelated parties totaling approximately $84,000, by a loan and accrued interest due an unrelated party, totaling $48,300, being settled for $35,500 in cash and stock, and by accrued management salaries totaling $35,600 having been converted into the Company's restricted common stock.

	As of September 30, 1997 all but 81 of the 247 shares of the Series "A" Preferred Stock were converted into restricted common stock. Subsequently, the remaining 81 shares were also converted. Therefore, the entire mandatory redemption amount of $606,748 that existed at March 31, 1997 has been or will be added to paid-in capital, thereby reducing the stockholders' deficit.

III. Working Capital/Liquidity

        During the nine months ended September 30, 1997, the working capital deficit decreased by approximately $136,500 to a deficiency of $228,700. Management has continued the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the nine months ended September 30, 1997, a total of $283,000 was received from the private placement of common shares, $36,600 in accrued salary and legal fees was converted to common shares, and approximately $58,600 in various expenses were paid with common shares.

IV. New Developments

        Since the fall of 1996, the Company has been in discussions with Western Farm Service, Inc. (WFS) regarding marketing the Company's Gold'n Gro fertilizer products. WFS is a wholly owned subsidiary of Agrium, Inc., the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer. To date, WFS field tests of the product have been successful. Test marketing is ongoing, with the products being tried on a variety of agricultural products, including grapes. Test marketing of a turf application program which includes Gold'n Gro Iron and Gold'n Gro 20-1-7 is now being initiated. WFS is also evaluating Gold'n Gro Manganese. Another Agrium subsidiary, Source-1, is initiating a test marketing program for all three of the Company's commercial products.

        Over the last several months, the Company has completed product development of three commercial products, Gold'n Gro 20-1-7, Iron, and Manganese. Nine additional products are now in the development stage. The next step in the process of achieving ongoing commercial sales is market develop-ment. The ongoing discussions with WFS and Source-1 are one aspect of market development. Other aspects now being pursued include independent marketing of a turf application program that combines Gold'n Gro Iron and Gold'n Gro 20-1-7 and marketing a "fertigation" program to golf courses and other users with large turf acreages. As the Company's capitalization improves, marketing at the retail level will be initiated.

        Achieving commercial production, in which a substantial and consistent volume of fertilizer sales is maintained, is expected to take two to three years. The fertilizer market, especially the agricultural market, is very conservative and resistant to change. The Company's Gold'n Gro fertilizer products are new and generally perform more effectively than existing competitively priced products produced by existing manufacturers. Because of this quality/price superiority, the Company believes that its products will be preferred, once consumers know how effective they are and that they are readily available. Thus, fertilizer sales volume will likely grow at a steady pace as a user base is established. It is still too early in the market development program to accurately predict the rate of sales growth and resultant volumes.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

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

Item 3. Defaults Upon Senior Securities
---------------------------------------
        (a) As of September 30, 1997, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totaling $108,266. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1996. Subsequent to September 30, 1997, a secured lease in the amount of $21,800 plus accrued interest has been converted into restricted common stock, fully satisfying the lease agreement. In addition, a promissory note in the amount of $10,000 will be brought current by conversion of the accrued interest into common stock, with monthly payments to resume in January 1998. Monthly payments have resumed on the remaining notes and leases. No collection action has been taken by the note and lease holders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibit 11, "Computation of Loss Per Share ",is presented on page 15 of this report.

            Exhibit 27, "Financial Data Schedule", is presented on page 16 of this report.


        (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: November 11,1997                 By: JOHN W. WHITNEY
       ----------------                    ---------------------------------
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



DATED: November 11, 1997                By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: November 11, 1997                By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)