Form 10KSB40
period 1997-12-31
ITRONICS INC
filed 1998-03-30
CIK 825203

UNITED STATES
                      SECURlTIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM I0-KSB
(Mark One)
(X)     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 1997
                                                      ------------------

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (No Fee Required)
                        For the Transition period from______  to_______

                       Commission file number 33-18582


                                ITRONICS INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)


         Texas                                     75-2198369
-----------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

6490 South McCarran Boulevard, Building C, Suite 23 Reno, Nevada   89509
-----------------------------------------------------------------------------
        (Address of Principal Executive Offices)                  Zip Code

Issuer's telephone number: (702) 689-7696
                           --------------
Securities registered under Section 12(b) of the Exchange Act:
         Title of each class                 Name of each exchange on
                                                 which registered
                None                                   None
--------------------------------      --------------------------------------
Securities registered under Section 12(g) of the Exchange Act:
                                     None
----------------------------------------------------------------------------
                              (Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes (x) No ( )

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

        State issuer's revenues for its most recent fiscal year: $678,622.
                                                                 --------

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of February 27, 1998, was $5,848,937.

	As of February 28, 1998 there were issued and outstanding 43,290,532 shares of the Registrant's Common Stock.

                        ITRONICS INC. AND SUBSIDIARIES

                        1997 FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS

                                    PART I
                                                                       PAGE
                                                                       -----
Item 1.         Description of Business                                 4
Item 2.         Description of Property                                 22
Item 3.         Legal Proceedings                                       23
Item 4.         Submission of Matters to a Vote of Security Holders     23

                                   PART II

Item 5.	    Market for Common Equity and Related Stockholder
                  Matters                                               24
Item 6.	    Management's Discussion and Analysis or Plan of
                  Operation                                             27
Item 7.         Financial Statements                                    31
Item 8.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   31

                                  PART III

Item 9.	    Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                   31
Item 10.        Executive Compensation                                  34
Item 11.        Security Ownership of Certain Beneficial Owners
                  and Management                                        35
Item 12.        Certain Relationships and Related Transactions          37
Item 13.        Financial Statements, Exhibits and Reports on Form 8K   38

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

        Itronics Inc. (the Company), is a Texas corporation formed in 1987 and is now based in Reno, Nevada. Through its subsidiaries, the Company specializes in photobyproduct recycling and fertilizer manufacturing, precious metals recovery and refining, mineral economics, and mining technical services. The Company currently operates the following two business segments under separate wholly owned subsidiaries:

        1. Mining Technical Services: This segment, known as Whitney & Whitney, Inc., provides mining and materials management, geology, engineering and economics consulting, and publishes specialized mineral economics and materials financial reports. It employs technical specialists with expertise in the areas of mining, geology, mining engineering, mineral economics, material processing, and technology development. Technical services have been provided to many of the leading U.S. and foreign mining companies, several public utilities with mineral interests, to various state agencies, the U.S. and foreign governments, and the United Nations and the World Bank.

        2. Photobyproduct Fertilizer: * This segment, known as Itronics Metallurgical, Inc., operates a semi-works * * photobyproduct recycling plant and is developing new silver-gold refining technology. Parts of the photobyproduct process technology are patentable but are not yet patented. The silver-gold refining process is patented and has worldwide applicability. Revenues are generated by photobyproduct management services and sale of silver. As part of the recycling process, the Company is manufacturing and testing liquid turf fertilizers under the Gold'n Gro trademark.

                *In 1995 Itronics initiated a legal review of various segments of RCRA (Resource Recovery and Conservation Act)law that might pertain to Itronics and its customers. Itronics reached the conclusion that certain of its large scale customers are exempt from RCRA since the value of the customer's portion of the recovered silver exceeds the processing costs charged. Itronics also concluded that once the various photo solutions are 100% utilized in fertilizer or other products, then all Itronics customers will be exempt from RCRA requirements. Itronics believes it is the only organization in the U.S.
                with the ability to achieve this distinction. Consequently, when referring to the operations of other organizations, or to the general market, the term photowaste is used, and when referring to Itronics' operations the term photobyproduct is used.

                ** The term "semi-works" refers to a processing and/or manufacturing operation that is in transition between an initial pilot scale used solely for research and development purposes and full commercial scale, where the primary function of the operation is to produce goods or services for sale.

        The Company has two wholly owned subsidiaries, Whitney & Whitney, Inc. ("W&W") and Itronics Metallurgical, Inc. ("IMI"), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 81.4% owned joint venture, American Hydromet. A brief description of each organization follows:

        1.      Whitney & Whitney, Inc.:
                ------------------------
         W&W was incorporated in 1977 and is a wholly owned subsidiary of the Company. W&W is primarily a mineral engineering firm that provides technical services to the mining industry. The broad range of services provided by W&W includes mineral economics, geological studies, mining and cost engineering, and project management services. W&W has extensive experience with base metals, precious metals, such as gold and silver, specialty minerals, such as molybdenum and tungsten, coal, and industrial minerals. W&W has performed substantial services for small, medium, and large mining projects. W&W has performed services for many leading U.S. and foreign mining companies, various state agencies, for the United States and several foreign governments and the United Nations. W&W was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry.

        2.      Itronics Metallurgical, Inc.:
                -----------------------------
         IMI is a wholly owned subsidiary of the Company. IMI was established in 1981 to manage the metallurgical and materials processing operations being developed under W&W and American Hydromet research and development programs. IMI has been the main provider of management services to American Hydromet since 1986. IMI is now managing the photobyproduct fertilizer segment as discussed below. IMI is responsible for precious metal and other material product sales, and markets a line of commemorative medallions and five ounce bars bearing a unique hallmark, "Silver Nevada Miner".

        3.      Nevada Hydrometallurgical Project:
                ----------------------------------
         Nevada Hydrometallurgical Project ("NHP") is a research and develop-ment partnership formed in 1981 to fund research into potential commercial applications for certain hydrometallurgical process techniques developed by the U.S. Bureau of Mines Research Center in Reno, Nevada between 1970 and 1979. A number of potential commercial applications were defined by NHP, one of which is the American Hydromet silver/gold refining technique. In late 1985, NHP assigned its interest in the silver/gold refining technique to American Hydromet. NHP retained its proprietary interest in the other potential commercial applications for future developments. NHP continues as a financing and technology owning partnership. The Company owns 92.5% of NHP.

        4.      American Hydromet:
                -----------------
         American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The photobyproduct fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which W&W serves as the general partner and owns a general and limited partnership interest totaling 10.907%. The Company owns a 32% limited partnership interest in AG&S. In total, the Company owns approx-imately 81.4% of American Hydromet.

	SUMMARY HISTORY OF OPERATIONS

          Whitney & Whitney, Inc. was incorporated in 1977 to provide a wide range of technical services to the mining industry. During the early 1980's,

W&W completed several multi-client fertilizer marketing studies. Also during this time period, W&W was contacted by state and local environmental officials concerning the problem of photographic wastes, laden with silver and other toxic heavy metals, being dumped in local sewer systems.

          Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding the Company's business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of W&W's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic wastes and the necessary permits to establish an R&D facility under RCRA were obtained. In 1988 a patent and literature research project regarding the use of photowastes in fertilizer was begun. During that year, experimentation with processed run of plant liquids as fertilizer was also begun.

        A description of some of the obstacles encountered and overcome over the ensuing years, which accounts for the Company's present financial condition follows:

        A. In 1988 the Company acquired W&W. The acquisition was structured to obtain approximately $1.7 million in equity financing to support the photo-byproduct fertilizer R&D project. Due to a number of factors, including a change in federal and state laws regarding trading in penny stocks, only a small portion of this funding was received. Consequently, the Company has been undercapitalized since the acquisition of W&W in 1988.


        B.  In the initial stages of the R&D project, it was believed that:
 (1) the primary research on the integrated system for recycling photowaste into fertilizer would take through 1992 to complete, and (2) the R&D effort would be self-supported by increasing photowaste volume at the established service pricing. The basic research for demetallizing photowaste solutions and for refining the silver were substantially complete by the end of 1992. However the research on the third segment of the integrated system, converting the demetallized solutions to fertilizer, took four more years. Initially, it was believed that "run of plant" solution, with minimal major nutrient supplementation, would produce a quality fertilizer product. The early stages of research determined that the product was too dilute and would need to be concentrated by supplementation with the major nutrients, nitrogen, phosphate, and potassium, in order to produce the desired quality product. This factor, combined with the seasonal nature of field testing the products, resulted in the additional years required to perfect and field test the mix formulas in the quantities needed for large scale manufacturing.

	As mentioned above, it was believed that the R&D effort would be fully supported by photowaste service revenue. However, two major factors prevented this from occurring. First, during 1992 and 1993, there was reduced enforce-ment of applicable regulations by various environmental agencies, and, second, during the same period, a competitor entered the Northern Nevada market by offering free service in exchange for the contained silver in photowaste solutions. In order to prevent loss of customers and to increase volume, the Company instituted three price reductions of approximately 40% each during the period of 1992 to 1994. The result is that 1997 volume was 159% greater than 1992 volume, but service revenue remained essentially the same throughout this time period, contributing to the losses that have occurred.

	During this same time period, the Company worked with environmental officials to obtain strengthened enforcement activity. Enforcement strengthened in 1996 and 1997, not only in Northern Nevada, but in California and most of the other 48 states in the U.S. In 1996 the Nevada regulatory authorities made changes in the Company's permit status that increased the number of used chemical solutions that the Company can process for utilization in fertilizer and other chemical concentrates. Tightening of regulatory enforcement also reduced competitive price pressures by making it more difficult for service companies with minimal compliance capability to continue to offer low cost services. The result was that in 1996 and 1997 selective increases in service pricing became feasible.

        The second major factor preventing the R&D project from being self-supporting is that in 1991, photowaste volume limitations were placed on the Company by state and local environmental agencies to prevent large quantities of photowaste being brought from out-of-state to be disposed at Nevada solid waste sites. Photowaste volume reached the threshold of these limitations in 1994. Consequently, the Company has had a limited ability to increase photowaste volume to offset the price reductions dictated by market conditions. These regulations are expected to remain in effect permanently. The Company's path to overcoming this obstacle is through utilization of the demetallized solutions in fertilizer and other commercial products. In other words, the more fertilizer sold, the more photowaste the Company can receive. This is why management has placed such strong emphasis on completion of the fertilizer R&D and on obtaining the distribution arrangements discussed on page 19 of this report.

        To summarize, the combination of undercapitalization and the problems encountered in the photobyproduct fertilizer R&D project produced the opera-ting losses that have occurred.

        A more detailed discussion of the business of the Company contained in
Item 1 of this report, based on the Company's two business segments which were briefly described above, follows. The operating results of the two segments are discussed in Note 13 to the Consolidated Financial Statements beginning on page 63 of this report.

        MINING TECHNICAL SERVICES

1.	Services offered

	The Mining Technical Services segment of the Company offers a wide range of technical services to the mining industry. These include the following:

I.	Management Support

        - Assistance in assembling mineral project development agreements and ongoing technical support during project development and after operations begin.

        -Advice on mineral development strategy, economic aspects of tax policy, long term investment strategy and infrastructure development related to large and small scale mineral development.

        - Complete project development plans.

        - Expert assistance in contract disputes pertaining to various technical aspects of mineral projects and the development of the technical aspects for contracts.

        - Ore reserve audits, metallurgical audits and material balance reviews, and operations reviews on producing mines for senior management, outside investors, or underlying land owners.

        - Mineral property appraisals for sale, acquisition, merger or financing.

II. Mineral Economics and Cost Studies

        -    Feasibility studies.

        -    Taxation studies and economic impact analyses

        -    Capital and operating cost estimates.

        -    Development schedules and budgets.

        -    Modernization and expansion studies.

        -    Specialized mineral market and product market studies.

        -    Global commodity/competitor/industry studies.

III. Metallurgical Process Development

        -    Metallurgical evaluation, program definition and supervision.

        -    Flow sheet development and conceptual facility arrangement.

        -    Preliminary and intermediate process facility design.

        -    Complete "battery limits" layouts,

IV.  Open Pit and Underground Mine Planning

        -    Mine design, minable reserve calculations.

        -    Ore and waste product scheduling.

        -    Site layout, haul road and facilities arrangements.

        -    Equipment selection.

        -    Assistance with grade control planning.

        - Assistance with grade/metallurgical recovery distribution studies.

V.   Ore Reserve Development

        - Ore reserve measurement, drilling and sampling, program definition and supervision.

        - Integration and interpretation of geological, geochemical, geophysical and drilling data for purposes of ore definition and development.

        - Conventional and computerized ore reserve studies and assistance in defining proven, probable and possible geological and minable reserves for financial reporting purposes, for feasibility studies, and for increased production planning.

2.  Operations

        The Mining Technical Services segment accounted for 65.2% of the Company's 1997 consolidated revenue. Two major projects produced approxi-mately 89% of this revenue. The first project involves litigation support services for a mine property owner against the former operator of the mine. The project was completed in the fourth quarter of 1997. The second project involves project management of a Nevada mine property, including sampling, mapping and data compilation and property acquisition services. The purpose of these services is to acquire and organize the land and information necessary to prepare the property for presentation to major mining companies for potential investment for exploration and development activities. The Company has provided technical services for this client for many years and expects such services to be ongoing. During 1996, a third major project was begun that produced approximately 3% and 17%, respectively, of 1997 and 1996 technical services revenue. The project involves negotiating a lease on behalf of a Nevada mine property. The property was successfully leased to a Nevada firm in January 1997. Consequently, future work on the project will be ongoing, but work level will be reduced form 1996 levels and will be related to monitoring lease terms and organizing technical data to facilitate property development activities. The details of the transactions are more fully described under Item 12, "Certain Relationships and Related Transactions", beginning on page 37 of this report.

	The primary source of new business for the Mining Technical Services segment is the reputation of W&W and its key employees. In addition, W&W expands its network of contacts by attendance at various mining association conventions.

	In the past W&W has published specialized mineral economics and materials financial reports. W&W is evaluating re-entry into this market, with a goal of producing mining publications targeted for general investors interested in mining investments.


        PHOTOBYPRODUCT FERTILIZER

1.	Research and Development

	The photobyproduct fertilizer (the American Hydromet Project) segment of the Company has primarily been involved in research and development, which has the objective of developing integrated technology that can be used to recycle photobyproduct materials, that recovers all of the silver and all other toxic metals from those materials, and which utilizes demetallized liquid photobyproducts in a "heavy-metal-free" liquid multi-nutrient fertilizer line for turf and other applications. The status of development of the three integrated components is more fully described below:

	The technology is being developed in a semi-works plant in Reno which is operating in about 7,000 square feet of leased facilities. Development of the integrated technology represents a major technical innovation. There are three separate functions for handling the waste photoliquids. The first is the solution conditioning process. This process is used to recondition and demetallize the metal-bearing photofixers and photodevelopers that are picked up from photousing businesses. This portion of the process is very efficient, recovering over 99.98% of all the contained toxic metals, and a very large percentage of contained iron. There are two products from this part of the operation: (1 )a metal-bearing sludge, and (2) the reconditioned, demetall-ized, photoliquids.

        The metal-bearing sludge is dried and passed to the refining operation for separation of the contained silver. This operation is also technically very efficient. More than 99.5% of the silver contained in the sludge is recovered for sale. The refining was developed specifically to handle the sludges from the liquid demetallization and conditioning process. As such, the other heavy metals and iron contained in the sludge end up in a glass byproduct and are rendered completely inert. The Company has formulated the glass so that with minor additions of other compounds, it can be converted into usable products, such as wall and floor tile. The Company plans to pursue glass product development once the fertilizer is commercially operational.

      The process, known as the "American Hydromet Silver-Gold Refining Process" is a technological discovery that has the potential to significantly alter the proprietary commercial gold-silver refining industry world-wide. This proprietary technology is presently being further developed with contin-uing research and development.

      The major innovation in the technology consists of using wet chemistry (hydrometallurgy) to quantitatively separate gold and silver in very pure form, and to entirely eliminate the need for electrolytic refining. The process is used to treat (1) electro-sludges and electro-chips derived from photobyproducts such as developer solutions and scrap film, and (2) zinc precipitates and electrolytic sludges from gold and silver mines such as those found in Nevada and other locations. Based upon the technology, American Hydromet currently has two business activities which are being commercially developed:(1) photobyproduct recycling, and (2) silver/gold refining. The photobyproduct recycling is a spin-off concept and additional spin-off businesses are expected as the American Hydromet process and other technology associated with it are further developed.

       The American Hydromet process is proprietary information. The U.S. Patent Office has issued a process patent on the gold/silver separation process (U.S. Patent No. 4,662,938, dated May 5, 1987). A patent on the same process was issued by South Africa in June, 1986 and patents were issued by Canada and Australia in September, 1989. The patents are owned by American Hydromet. Other portions of the American Hydromet process are believed to be patentable.


        A priority objective of American Hydromet is to establish the com-plete capability for recovering all of the valuable components of photoby-products for sale and reuse. As a result of the technology American Hydromet has and is developing, it has the potential of becoming a major recoverer and refiner of silver and at the same time it has the opportunity to become a major recycler of photobyproducts.

        The reconditioned photoliquids are used as a component of turf and other fertilizers. The fertilizers are multi-nutrient nitrogen products and produce excellent results in application. Development of the fertilizer has taken more than 8 years and involved a number of stages of development. Important steps in the development of the fertilizer were: (1) patent and applications literature research to determine if similar materials were being used in fertilizer products, (2) initial plot testing, and chemical analysis of "run of plant liquid" to determine the response of turf and different plants to the non-supplemented liquid, (3) an extended period of mix testing and then large-scale field testing of the mixes to determine the suitability for use on turf, (4) development of manufacturing procedures for the chosen mix, and (5) large scale field testing by different types of users to determine acceptability and to identify problems prior to implementing a commercial manufacturing and marketing program. A problem inherent in fertilizer product development is the seasonal nature of the business. Each series of plot tests requires essentially one year because of the seasonal nature of plant growth. This lengthy product development cycle will continue to apply to new fertilizer products that are being developed.

        After having made the commitment to this long-term development, Itronics believes it is the only company in the world that has successfully demonstrated the ability to manufacture an environmentally acceptable fertilizer product line from liquid photobyproducts that produces excellent results in use. As such, Itronics now has unique proprietary technology for completely recovering the silver and for converting the waste liquids into usable "heavy-metal-free" commercial products, thereby achieving environmentally acceptable total recycle of the total waste stream.

        Through 1997, the Company has been testing its Gold'n Gro 20-1-7 in various commercial applications, including golf courses, turf farms, and professional lawn maintenance organizations. In 1995 the Company began parti-cipating in a controlled fertilizer product application comparison program sponsored by the University of California at Riverside. For the second consec-utive year, Gold'n Gro 20-1-7 was rated Number 1 in the program, which compared "top of the line" multinutrient nitrogen fertilizers produced by leading U.S. fertilizer manufacturers. Both the Gold'n Gro 20-1-8 and 20-1-7 are registered in California and Nevada. In early 1997, Gold'n Gro Iron, a fully chelated liquid iron supplement fertilizer, was registered in California and Nevada. In mid 1997, development of Gold'n Gro Manganese was completed. The manganese, iron and zinc included in this product are in a citrate chelated form supplemented with EDTA chelate, which makes the micro-nutrients readily available to plants. In December 1997 development of Gold'n Gro 6-0-10 was completed. This product is designed for use in drip irrigation systems and for grape, vegetable and citrus applications. In August 1997, the Company received a national trademark for the name "Gold'n Gro".

	In early 1998 development of eleven new Gold'n Gro fertilizer products was completed. These include Gold'n Gro 10-1-10 for vegetables, especially potatoes, Gold'n Gro 7-3-9 for grapes, vegetables and citrus, Gold'n Gro 20-0-4 for use by nurseries and for vegetables, Gold'n Gro 8-12-9 for use as a plant starter for vegetables and field crops, and Gold'n Gro 6-3-9 for use by nurseries and for house plants and garden vegetables. In addition there are three formulas each for golf course tees/greens and golf course fairways/ roughs. The formulas are designed for cool season, mid-season (spring and fall) and warm season.

	IMI is now developing a fertilizer injector system for use by golf courses and professional growers to inject the Gold'n Gro fertilizers into drip and sprinkler irrigation systems. Completion of this product is targeted for the second quarter of 1998.

        All Gold'n Gro products are carefully engineered to provide micro-nutrient content adequate for plant nutrition, while also being completely "heavy-metal-free" and safe for the environment.

        The Company has identified potential applications for the recond-itioned photoliquids in the mining industry, but does not plan to pursue development of those applications until the Gold'n Gro "heavy-metal-free" fertilizer product line is commercialized.



2.	Operations

	The Company operates a semi-works plant for the purpose of completing development of an integrated system to receive photobyproduct materials, recover the silver and other metals, and convert the demetallized solutions to liquid turf fertilizer and other products. A critical component of this system is to match, within a reasonable range, the incoming volume of photoby-product solutions with the volume of utilization of those solutions in fertilizer or other manufactured products. At the outset of the technology development program, regulatory constraints were imposed to limit the amount of photobyproduct materials that the Company could handle until a commercial fertilizer was perfected, or some other commercial use for the material was developed. As a result, during the lengthy period of researching and testing the fertilizer products, the Company has not significantly expanded photoby-product solution volume. However, as testing of the basic products nears completion, the Company is beginning to aggressively seek new photobyproduct solution business.

	Photobyproduct management services is operating as a regional business with northern Nevada as the center of its activities. The Company is serving more than 200 customers in the northern Nevada market and believes that it has the dominant position in this market. A satellite service operation has been established in the San Francisco Bay Area, but it has not grown appreciably over the last four years. Now that a commercial fertilizer product has been perfected, the Company plans to expand its San Francisco Bay Area and Northern California service operations.

	The San Francisco Bay Area is large, but there are at least three strong competitors in the market. Market conditions have changed over the past two years and pricing has adjusted upwards from the lows seen in late 1994. Because of this, the Company is now able to compete based upon pricing and service quality. While expansion in this market may not be extremely rapid, growth should be steady for the next two to three years.

        In late 1995, the Company sold a prototype installation of low temperature vacuum distillation equipment to a large manufacturing company in northern Nevada. This equipment separates the water from the photochemistry without destroying the basic chemical components, and produces a high value concentrate. The separated water is further purified and is usable in manu-facturing operations. A valuable commercial product is produced, and nearly 100% of water reuse is achieved.

	The distillation equipment began operations in March of 1996, and was performing effectively by mid-June. The concentrate being produced is up to forecast standards, and water quality is proving to be excellent. This same manufacturing company bought a second distillation unit in early 1997. Successful startup and operation of this technology provides a business expansion opportunity for Itronics.

        The distillation concentrate has a high silver content and is dominantly composed of ammonium thiosulfate and EDTA chelates (ATS), the basic chemicals used in photo fixer solutions. Itronics' fertilizer blending technology is able to utilize the concentrate in fertilizer.

	Itronics' plan is to seek companies that handle sufficient volumes of photographic liquids to justify purchase of the distillation equipment. The ATS concentrate can be shipped in interstate commerce as a commercial product, resulting in the opportunity to serve the national market. Successful intro-duction of this technology will increase the value per gallon of material handled by a factor of five to ten, and will increase the amount of silver handled per gallon of photoliquids received. As the supply of the ATS concentrate grows, so too will the silver refining operation. The transition from low silver content liquids to high silver content liquids will increase the importance of the silver refining operations and silver sales. During the fourth quarter of 1997, a sales department was established to concentrate on expanding the customer base for such distillation equipment and photobyproduct services.

	Achieving profitability for the photobyproduct fertilizer segment will require expansion of the plant from the present semi-works scale to a small commercial scale. In early 1997, the Company identified an existing facility that would meet both plant and office space requirements for several years.
In January 1998 IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three acres of land in the Reno-Stead, Nevada area.

	The purchase option price is $1,000,000 including a $300,000 down payment. The owner has agreed to finance $700,000 of the purchase price and has the alternative to carry it over 25 years at commercial rates with a 5 year balloon or by taking 2,615,845 shares of the Company's common stock.

	An application for a Special Use Permit was filed with the City of Reno on January 15, 1998. On March 4, 1998 the Reno Planning Commission approved the Special Use Permit Application, and the Permit became effective on March 14, 1998. The lease and occupancy are now dependent on obtaining the necessary Environmental Control Permit, which will require completion of engineering drawings for specified improvements, receipt of necessary building permits, inspection/approval by the City of Reno Environmental Control Department, and obtaining of funding to support the move. The move to the facility is being planned for May/June 1998.

	The new facility will make it possible for IMI to expand fertilizer manufacturing and silver refining to a small scale commercial operation.

	The Company's revenues in the photobyproduct management business are generated from three major sources: (1) the pick up and processing of photoby-product solutions from customers for which they pay the Company a fee;
(2) recovery of silver from photographic solutions and film and sale of the recovered silver; and (3) sale of the demetallized solutions in fertilizer or sale for other specialized commercial markets.

        The photobyproduct management services are typically performed pur-suant to an exclusive one year service agreement that obligates the Company to accept from the customer photobyproducts conforming to the provisions of the agreement. The service agreement is automatically renewed annually, and can be canceled by advance notice of 30 days. The fee is based upon the silver content of the waste and competitive market factors. The Company periodically reviews and adjusts the fees charged for its services. The annual contract and service fee provisions are necessary for the Company to recover its substantial investment in technology, and to protect it under the regulatory framework in which it must operate.

        The photobyproducts presently being handled by the Company are:

                Ammonium Thiosulfate Concentrate
                Aqueous Ammonia
                Developer
                E1ectro-flake
                Film
                Fixer
                Sodium meta-bisulfite concentrate
                Stabilizer
                Steel Wool/Metallic Ion Exchange Cartridges
                Scrap paper that accompanies film

        The Company is evaluating the potential for use of acetic acid in fer-tilizer. If this proves to be technically feasible, then the Company will begin to accept used acetic acid solutions as well. The Company is also reviewing the potential for handling silver-bearing ion exchange resins.

        The photobyproducts are transported to the Company's current semi-works recycling facility at Reno, Nevada. All customer's material, whether it is photographic solutions or film, is logged and recorded.

        Upon receiving photographic solution into the processing facility, two samples of the incoming waste are always taken prior to processing. One sample is sent to an independent EPA certified laboratory for analysis. The other sample is retained by the Company and stored on-premises for two months. At this time, the photographic solution is also tested for contamination.
High chrome content wastes are specifically rejected. It has been the exper-ience of the Company that new customers, with limited knowledge of the rules and procedures, may submit materials containing foreign substances. The Company achieves high contaminent control standards with its regular customers.

        Once testing is completed, the photographic solutions are processed in American Hydromet's proprietary system.

        As part of the process, silver bearing sludges are separated from the photobyproduct solutions, filtered, and then dried. The Company then refines the material into silver matte bars and ships them to an internationally known silver refiner for sale.

        Presently, the recovered silver is processed in the Company's proto-type refining operation. This operation is small scale and will be scaled up to a commercial level once the move to the new facility is completed. Plans are now being formulated, including the capital requirements for the expected increase in capacity.

        The final stage of the photobyproduct fertilizer process is to blend the demetallized solution with other nutrients to create liquid turf ferti-lizer and other "heavy-metal-free" Gold'n Gro products. Through 1995, the Company's primary focus had been on field testing the products. Consequently, sales of fertilizer have been limited. In 1996, however, the Company began small scale commercial sales, and is presently working with several commercial users of the product to determine the optimum application procedures. During the third quarter of 1996, the Company initiated discussions with three large fertilizer distribution companies regarding potential distribution arrangements for the Company's fertilizer and chemical products. Initial discussions center around the possible sale of 100% of the Company's fertilizer production capacity, with increasing sales as capacity is expanded. In March 1998 a manufacturing/marketing agreement was entered into with one of these companies. A more detailed discussion of the progress of the marketing program is on page 18 of this report.

	The fertilizer manufacturing operation is also at a small scale. In 1996 and 1997 new tankage was acquired and installed and a larger mixer system was installed. This operation is suited for automation at a larger scale and planning is ongoing to determine the desired configuration and requirements for a commercial scale operation at the new Reno-Stead plant facility.

        In 1997, the photobyproduct fertilizer segment produced 34.8% of the Company's revenue. Over the next several years, this segment is expected to grow significantly in relation to the mining technical services segment. Con-sequently a major shift in the Company's operations toward the photobyproduct fertilizer segment is being implemented. Eventually, this segment may produce the majority of the Company's revenues.


3.   Markets and Competition

I.	Photobyproduct Recycling and Silver Refining

	There are estimated to be more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, micro-filming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). The Company estimates the total market for recycling this category of waste to be in the range of $400 to $500 million.

        Nationally, about 60 million ounces of silver are consumed in photo-materials annually. Approximately 30% of this is lost through disposal in sanitary sewers nationwide. Itronics' technology recovers 99.975% of the silver contained in these waste solutions. Thus, as the photobyproduct re-cycling operation expands, silver refining will become more significant to the Company. The Silver Institute indicates that silver usage in photography is increasing, and will continue to do so over the next several years.

        The photowaste management industry is not systematically organized, but is fragmented with many small operators, or large waste haulers. The small operators typically specialize in one or more types of photowaste, but typically prefer film. The large waste haulers pick up all categories of waste, but do not handle film and paper. It appears that photowaste management as a systematic business is not yet organized by any large company in the United States. This is a niche that the Company seeks to fill.

        Silver recovery from black and white and x-ray chemistry is an estab-lished industry. Silver recovery is typically accomplished at a user's site by specialized recovery equipment. The equipment is normally installed and main-tained by way of a service agreement with the vendor, or vendor represent-ative. The service of silver recovery is particularly entrenched in the medical field where the service business supplies a silver recovery unit and also picks up film waste for sale to a waste film processor. Black and white and x-ray chemistry is typically monometallic with silver being the main EP-Toxic metal. The recovery units are only about 90% efficient in routine operation, so significant amounts of the silver are discharged into the sewerage systems. This compares to the Company's technology which routinely recovers 99.975% of the silver content.

	Metal recovery from color and paper processor chemistry is not as well established, although the silver recovery units used in the medical sector are also used by color processors. A characteristic of color chemistry and paper processing chemistry is that it is polymetallic, and contains from four to seven of the metals listed as EP-Toxic. There are stringent EPA discharge limits for these metals. This sector has the normal competitive factors found in the medical sector, except that most of the companies in the business are only focusing their recovery efforts on silver, while ignoring the other three to six toxic metals commonly known to occur in this chemistry.

	Waste film processing is an established competitive industry in the United States. It is highly segmented and characterized by many small proces-sors, most of which are located in the eastern part of the United States. The number of processors in the West Coast is limited. There are believed to be three companies of consequence, one in California, one in Washington State and one in Utah. Some waste film is exported to Korea, Japan and China. Eastman Kodak is now the largest and dominant waste film processor in the eastern U.S. Kodak may be the largest silver recycler in the United States. DuPont has sold its silver recovery operations and is now out of the business. Kodak purchases scrap film from its large film processing customers.

        The Company is aware of digital imaging and its potential impact on usage of conventional photography. The potential impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche process-ing with an almost 85% reduction in volume of photographic liquids over the past five years. There has been little visible impact on color photography, although the new digital cameras are getting wider usage. Digital methods are being adopted in the medical industry. The medical sector is relatively high growth with the aging U.S. population and therefore digital imaging has had the effect of slowing the growth rate in the amount of waste photo liquids being generated.

        A larger impact on photo waste generation has been the pressure for companies to reduce the amount of waste generated at the operating sites. In photography, water was used in copious quantities for film rinsing and large quantities of low chemical content waste liquids were generated. With the tightening of regulation of discharge of contaminated waters to sanitary sewers, the equipment manufacturers have focused on reducing water usage. This attention to reduction of waste water has also contributed to a reduction in the quantities of waste liquids being generated. It is expected that effic-iency of use and associated waste reduction will continue, driven by increasing waste disposal costs.

        The distillation equipment now being sold by the Company will contribute to the reduction of water usage in the photographic industry. When the distillation equipment is used, waste water can be virtually eliminated. The chemical product is purchased by Itronics, and so the generation of waste at the user site is completely eliminated. This technology represents an end point for the elimination of water waste in the photographic industry, and is expected to gain wider acceptance as the industry recognizes the benefits inherent in the technology when combined with Itronics' service capabilities.

        The Company believes that it has the following competitive advantages:

        * Leading position in developing "total" photobyproduct recycling technology and waste management procedures.
        * Proprietary solution conditioning process and equipment with the possibility of patent rights and licensing agreements.
        * Patented low cost silver refining process using wet chemistry (hydrometallurgy) to quantitatively separate silver from photoby-product materials.
        * Proprietary "heavy-metal-free" liquid multinutrient fertilizer product line that eliminates the need to dispose of treated photographic liquid waste in sewage treatment systems, or solid waste sites (dumps).
        * Systematic pick up services for photobyproduct generators.
        * Quantitative material control procedures meeting all EPA reporting guidelines.
        * Regulated as a precious metals recycler and a hazardous waste transporter, therefore, low cost and proven track record and commitment.
        * Skilled in converting technical concepts to commercial products and production.

        As discussed under the section on Regulation, the actual rate of growth for the photobyproduct recycling business is dependent upon the rate and vigor of environmental enforcement. The Company's photobyproduct recycling business development will continue to be dependent upon this fact, however, the results of continuing expansion of regulatory enforcement are beginning to be seen on a major scale. For example, SafetyKleen entered the business in early 1995 by acquiring three large private photowaste handling companies on the east and west coasts of the U.S., in Boston, San Francisco, and Los Angeles. These acquisitions include the largest photowaste handler in San Francisco, and one of the top three photowaste handlers in Los Angeles. The entry of this large waste hauling company in the market, along with continuing expansion of enforcement has created a very dynamic market situation with many changes occurring. Opportunities for Itronics to build relationships with the major photoproduct manufacturers and service companies using its superior fully integrated technology are now opening up.

        Toward that goal, one of the top international photoproduct manufact-uring companies has approached Itronics because of Itronics' photobyproduct fertilizer manufacturing technology and because of Itronics' growing service capability in Northern California. Itronics and this company are presently establishing a working service relationship in Northern California while the company evaluates the potential for the fertilizer in the U.S. and European markets, Itronics ability to develop a larger scale working relationship with this and other large photoproduct manufacturers is dependent on its ability to establish a nationwide service capability in a relatively short period of time (2 to 3 years).

II. Photobyproduct Fertilizer

        The urbanization of the United States has led to the development of an "Urban Fertilizer Market". The total fertilizer market consists of the "Agri-cultural Market" and the "Urban Market". Each market accounts for at least
$3 billion in annual sales in the United States making the total a $6 billion market.

	The Urban market is divided into the "Home Lawn and Garden" segment and the "Professional Care" segment. Neither of these markets is statistic-ally well defined, since both are relatively new as large commercial markets, both are highly fragmented with many small regional suppliers and are growing rapidly. One well known operator in the Home Lawn and Garden and the Professional Care segments is Scotts/Stern's Miracle-Gro. Several other large companies including Monsanto and the Vigoro Corporation are active in this market.

	Itronics' photobyproduct fertilizer Gold'n Gro 20-1-7 was developed for the Urban market as a "turf" product. Its principle customers will be homeowners, professional lawn service companies, golf courses, turf farms, and large municipal and commercial facilities. Since early 1997, IMI has completed development of an additional 14 fertilizer products. These products cover most of the applications being targeted in the Turf, Ornamental and Professional Grower markets in the western U.S.

        Itronics estimates that more than 100 million gallons of photowaste liquids are generated annually in the United States. The ratio for converting one gallon of photobyproduct to Gold'n Gro 20-1-7 fertilizer is 1 gallon of photobyproduct to 4 gallons of fertilizer. This means that there is enough supply of photobyproduct to support the manufacture of 400 million gallons of photobyproduct fertilizer annually, equivalent to approximately two million tons.

        Itronics estimates that on a commercial scale, the combined revenue of photobyproduct services, silver and fertilizer will exceed $10.00 per gallon of photobyproducts received. Consequently, the potential market for these products and services exceeds $1.0 billion.

        Small volume sales have been made intermittently to two turf farm operations, to a regional lawn service company, and to two golf courses in northern Nevada. Making these sales and working with the customers has allowed the Company to learn the specific requirements for each market. It has also made it possible to assess the feasibility of direct marketing the product as compared to selling to distribution companies who would do the direct marketing. Experience to date indicates that selling to fertilizer distribu-tion companies will be a more efficient method of achieving large scale sales in a reasonable period of time.

        The Company's plan is to initially focus on regional fertilizer sales. Options for distribution are being reviewed, and discussions have been init-iated with fertilizer distribution companies and with potential large users such as golf courses. These activities are being conducted as part of an ongoing market development plan for the fertilizer side of the business. The ability to sell the fertilizer efficiently at a relatively large scale is an important determinant of the Company's ability to grow. The business development efforts now underway have the specific objective of achieving this goal by identifying large acreage markets for individual Gold'n Gro products.

	Discussions regarding fertilizer distribution have gone the furthest with Western Farm Service, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. Agrium is the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer and purchased a bulk quantity of the product. To date, WFS' customer field tests have been successful. WFS has committed to marketing a turf application program that utilizes both Gold'n Gro Iron and Gold'n
Gro 20-1-7. WFS is also evaluating a third commercial product, Gold'n Gro Manganese. Another Agrium subsidiary, Source- 1, has committed to marketing all three of the Company's commercial products.

	In March 1998 IMI signed a definitive manufacturing and distribution agreement with WFS. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI's Gold'n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. IMI will manufacture its base products for shipment to various WFS manufacturing and distribution facilities in those six states.

	The Company is developing branded products that have the Gold'n Gro trademark. The Company is developing a plan for consumer sales through retail outlets. Significant capital, in the form of advertising budgets and the ability to carry large inventories of finished goods, is required to achieve meaningful retail sales. However, the Company is presently providing photoby-product recycling services to several large chain stores. Because of this, the Company believes it is positioned well to be able to sell branded fertilizer products through the chain store outlets. Implementing and growing the retail sales program is expected to take several years.

4.  Seasonality and Working Capital

	In analyzing the market and industry competitors, it is apparent that two factors significantly impact the Company's ability to penetrate these markets in a meaningful way. First, the seasonal aspect of photobyproduct and fertilizer sales, which directly results in the second factor, the need for a much higher level of working capital when compared to other industries.

	Based on past experience, the Company's photobyproduct hauling volume starts each year at comparatively low levels in the first quarter, steadily increases during the second quarter, peaking in June or July, declining during the third quarter, and reaching levels similar to that of the first quarter by year end. Consequently, revenues from both photobyproduct services and silver sales are significantly reduced during six months of each year. The cause of this cyclical pattern is the tourism based economy in Northern Nevada, which has a comparable seasonal pattern. The volume of visitors directly affects photobyproduct volume from consumer photoprocessing companies. To mitigate the seasonal effect on this segment of operations, the Company is focusing its marketing efforts on larger volume customers in the medical, military, printing and industrial photo fields. The seasonality factor for photo-byproduct and silver revenues should also be reduced as the Company expands into California and other regional markets that are not as heavily dependent on tourism.

	The Company expects fertilizer sales to have a seasonal component, with the primary sales season running from February through November each year, with tapering off beginning in September. In addition to the general seasonal nature of sales caused by normal weather patterns, unusual weather can further affect fertilizer sales. For example, unusually cold or wet spring seasons may delay the growth cycle of various turfs for which the Company's fertilizer products are utilized. To overcome weather related effects on fertilizer sales, the Company is evaluating opportunities for markets in the southwestern United States where growing seasons are longer and, in some cases, year round.

        Due to this seasonal nature of both photobyproduct services and fertilizer sales, the Company must increase its net working capital to a level higher than that of non-seasonal industries. For example, some of the Company's competitors have working capital equal to their annual sales. Consequently, ongoing debt and equity funding will be required for the Company to grow, even after a profitable level of operations is achieved.

5. Environment and Regulation

I.  Liability

	All chemistry has a "cradle to grave" regulatory life span. This term means under Federal law, the prime generator has the ultimate liability for all generated waste as long as it exists. Conventional services, through storing and hauling, relocate the waste to a legal landfill in the West. Liability then remains for the cost of cleanup if the landfill has to be reclaimed or the contamination of groundwater develops.

	However, once the spent chemistry reaches the Company's facility and has been processed, the generator's hazardous waste liability has been removed. Using the Company's process, virtually all metals, including most of the iron, are removed. The end result leaves the Company with a non-hazardous "heavy-metal-free" solution which is legal for discharge into the environment. As discussed above, the demetallized liquids are being used in commercial fertilizer products, entirely safe for the environment.

II.	Increased Regulation

        While in general the Company's business has benefited substantially from increased governmental regulation of hazardous disposal by private industry, the waste management and recycling industry itself has become subject to extensive, costly and evolving regulation by federal, state and local authorities. The Company makes a continuing effort to anticipate regulatory, political and legal developments that might affect its operations, but may not always be able to do so. The Company cannot predict the extent to which any legislation or regulation may affect future operations.

	In particular, the regulatory process requires firms in the Company's industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which permits may be subject to revocation, modification or denial. The Company is not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting process.



III.	Permits and Inspections

        To the best of the Company's knowledge, it has obtained permits from governmental agencies having jurisdiction over it, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. The Company is not required to obtain federal permits, but is required to have, and has obtained, local permits for its photobyproduct semi-works recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that the Company may construct. The Company's semi-works recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, the Company's operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to employees of the Company.

IV.     Regulatory Direction

	For several years the Company has been studying the various regulatory requirements under RCRA and has been working with state and local environmental officials regarding the extent to which hazardous waste regulations apply to the Company's operations. Through this process, the Company reached the conclusion that due to use of photobyproducts as a beneficial ingredient in its fertilizer products, the photobyproducts are not "hazardous waste" as defined in the regulations, and therefore, beneficial materials that are otherwise regulated as hazardous waste, are exempt from most of such regulations. In early 1996 the Company received concurrence from State of Nevada environmental officials that the Company's photobyproduct fertilizer process meets the existing RCRA requirements for exemption from all environmental regulation with the exception that certain presently conducted TCLP lab analyses of the photobyproducts will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Present levels of fertilizer sales do not utilize all the photobyproducts received, however, once all the photobyproduct materials are utilized in the fertilizer or other commercial products, all the Company's Nevada customers will be exempt from the regulations, including hazardous material transport/manifest rules. The Company believes that this exemption applies nationwide. Therefore, the Company intends to pursue similar concurrence from environmental officials in all applicable states, so that all its customers will be recognized as exempt from the RCRA regulations.

ITEM 2. DESCRIPTION OF PROPERTY.
------- ------------------------

        I.      FACILITIES.
                -----------
        Itronics leases approximately 3,000 square feet of office space at 6490 South McCarran Blvd., Building C-23, Reno, Nevada. The Company shares offices with W&W and IMI. W&W has the office equipment and furniture and technical library typically found in a consulting business. IMI leases approximately 7,000 square feet of space located at 35 N. Edison Way, Reno, Nevada and 1,400 square feet of warehouse space at 105 N. Edison Way, Reno, Nevada. These spaces contain the plant for the photobyproduct recycling business, laboratory and research facilities, fertilizer manufacturing and inventory, and the Company's prototype silver refining operation.

	As previously discussed on page 13 of this report, IMI has entered into a lease/purchase agreement to acquire a 35,000 square foot manufacturing facility in Reno-Stead, Nevada. The lease is for three years and includes approximately 16,000 square feet of space. The purchase option is for one year. IMI expects to exercise the purchase option prior to the end of 1998. It is anticipated that the Company's headquarters will be moved to the facility once the terms of the purchase option are completed.

        II.     EQUIPMENT.
                ----------
        The actual equipment being used in the recycling process is proprietary information. However, the plant for processing liquid photoby-products is a fairly typical small chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration. The plant design is modular and is suited to a small scale operation. Actual space required for commercial operation of the liquid photobyproduct processing operation is 5,000 square feet.

        The refining operation consists of a material handling section, solids roasting, and a melting section. The actual equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces. Plant design is modular, is partially auto-mated, and is currently being operated on a small scale. When sized for larger commercial volumes, the plant will still be small. It is expected that ulti-mately 10,000 square feet of space will be required for a relatively large commercial volume. Presently 1,000 square feet of space is in use.

        A unique aspect of work place environmental management is the use of portable sumps under all items of equipment that manage the processing and transfer of liquids whether hazardous or not. Large hoods and roof fans are utilized in all facilities to ensure adequate air flow and ventilation.

ITEM 3. LEGAL PROCEEDINGS.
------- ------------------

        1. The former president of Seahawk, Inc.(Seahawk) filed suit in June 1995 in the Superior Court of California, County of Orange, against the Company, W&W, and several W&W employees, alleging libel and slander resulting from consulting work W&W had done for Seahawk. The suit sought unspecified damages to be proven at trial, plus punitive or exemplary damages. W&W's liability insurance carrier defended against the suit, and in March 1997, the suit was dismissed. The individual has filed an appeal of the dismissal.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.
------- --------------------------------------------------------

	The Company held its annual meeting on November 19, 1997. At that time, the shareholders elected the present directors as a group and increased the authorized common shares from 50,000,000 to 250,000,000. Following is a summary of the voting:

	Directors as a Group:
	   John W. Whitney
 	   Paul H. Durckel
	   Richard W. Stumbo, Jr. (1)
	   Alan C. Lewin

		Votes: For			29,158,928
			 Against		    67,035
			 Abstain		     1,037


	Increase the Authorized Shares from 50,000,000 to 250,000,000:

		Votes: For 			27,796,828
			 Against		 1,327,816
			 Abstain		   102,356

(1) Mr Stumbo resigned his positions as Director and Vice President, Finance and Chief Financial Officer on January 26, 1998 for personal health reasons. He remains associated with the Company on a consulting basis.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------- --------------------------------------------------------
        (a). Market Information. The securities of the Company are traded on the over-the-counter market, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board.

        The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 1996, 1997, and the first quarter of 1998, through February 27, 1998.


                            High Bid             Low Bid
                            --------            --------
        3/31/96             $0.0625              $0.0625
        6/30/96             $0.0625              $0.0313
        9/30/96             $0.0625              $0.0313
        12/31/96            $0.1250              $0.0313
        3/31/97             $0.3125              $0.0313
        6/30/97             $0.2700              $0.1406
        9/30/97             $0.2800              $0.1300
        12/31/97            $0.3800              $0.2500
        2/27/98             $0.2900              $0.2000

        These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

        (b) The number of record holders of the Common Shares on December 31, 1997 was approximately 760.

        (c)     Dividends.
                ----------
        The Company has paid no dividends.


	Recent Sales of Unregistered Securities:
	---------------------------------------

	Following is a summary of sales of unregistered securities for the years 1995 through 1997. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                      Shares        Value
   Transaction Description                            Issued       Received
 ----------------------------                       -----------    ---------
  1995
  ----
Exercise of warrants from the February 1992
 Private Placement for cash                           90,000       $  9,000

                                                      Shares         Value
   Transaction Description                            Issued       Received
 ----------------------------                       -----------    ---------
Private placement for cash                           387,779       $ 49,320

Exercise of option and payment of lease
 payments pursuant to a July 1994 sale/
 leaseback transaction                               281,830         28,183

Conversion of loan principal and
 interest                                            174,240         17,424

Labor services of officers, directors,
 a professional employee and consultants             343,800         37,844
                                                   ---------        -------


        1995 Totals                                1,277,649       $141,771
                                                   =========        =======

	In connection with the above cash private placements and the loan conversion, five year warrants representing options to acquire 385,000 restricted common shares at $0.10 per share were issued.


  1996
  ----
Private placement for cash                         1,110,000       $111,000

Conversion of loan principal and
 interest                                             82,812          8,281

Interest on deferred salaries to
 management and professional employees                46,190          4,619

Labor services of officers and directors             145,500         12,003

Acquisition of equipment from an officer               8,000            800
                                                   ---------        -------

        1996 Totals                                1,392,502       $136,703
                                                   =========        =======

	In connection with the above cash private placement and the loan conversion, and in connection with restructuring stockholder notes payable totaling $46,500, five year warrants representing options to acquire 1,797,052 restricted common shares at $0.10 per share were issued.

  1997
  ----
Private placement for cash (includes notes
 receivable totaling $120,000 at December 31,
 1997)                                             4,443,000       $444,300

Private placement for cash                         1,470,500        147,050

                                                      Shares        Value
   Transaction Description                            Issued       Received
 ----------------------------                       -----------    ---------
Exercise of options for cash by an
 officer/director                                    375,000     $   37,500

Exchange of Preferred Shares for
 common shares                                     3,183,714        622,868

Conversion of notes payable, leases
 payable and related accrued interest                862,373         86,237

Interest on deferred salaries to management
 and professional employees                          376,443         42,923

Conversion of deferred salaries and fees
 due officers                                      2,300,000        230,000

Current labor services of officers,
 directors, a professional employee and
 consultants                                         291,456         31,061
                                                  ----------      ---------

        1997 Totals                               13,302,486     $1,641,939
                                                  ==========      =========

	In connection with the above cash private placement and the settlement of a note payable, five year warrants representing options to acquire 1,620,000 restricted common shares at $0.10 per share were issued.

	The above transactions qualified for exemption from registration under Sections 3(b) or 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------- ---------------------------------------------------------

I.      Results of Operations

        The Company reported a 1997 consolidated net loss of $530,921 or $(0.0170) per share compared to a 1996 loss of $156,891 or $(.0067) per share. The primary causes for the increased loss are (1) a decline in technical services revenue due to the completion of one of the major technical services projects early in the fourth quarter of 1997 and to management concentration of effort on fertilizer product development; (2) increased operating costs associated with research and development on the Gold'n Gro line of fertilizer products, corporate marketing, establishment of a sales and marketing department for photobyproduct services, and annual meeting and other shareholder service costs; (3) income from forgiveness of debt decreased from $135,288 to $22,458, signifying the completion of restructuring of debt due to unrelated parties; and (4) a change in accounting principle, more fully discussed in Note 18 to the financial statements on page 70 of this report, resulting in increased costs of $31,500.

        Consolidated sales decreased approximately $200,000, or 22.8%, in 1997 compared to 1996. Consolidated cost of sales and operating expenses increased approximately $33,600, or 3.0%, in 1997 compared to 1996. To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

        MINING TECHNICAL SERVICES
-------------------------------------------------------------------------------

                                               Year Ended December 31,
                                             ---------------------------
                                                  1997         1996
                                               ---------    ----------
Sales revenue                                  $442,190     $563,127

Operating income (loss)                        $(74,910)    $ 69,111

-----------------------------------------------------------------------------

        Mining technical services revenue totaled $442,190 for 1997, compared to $563,127 in 1996, a decrease of 21.5%. Included in these revenue figures are pass-through expenses of $140,123 and $166,307 for 1997 and 1996, respect-ively. Excluding these amounts, revenues amounted to $302,067 and $396,820 for 1997 and 1996, respectively, a decease of 23.9%. This decline in revenue is attributable to a combination of reduced work level and completion of one of the Company's major projects and to management concentration of effort on the photobyproduct fertilizer segment of the Company. This concentration of effort has continued through 1997 and into the first quarter of 1998, but is expected to be split more evenly between the two segments beginning in the second quarter of 1998.

        Combined cost of sales and operating expenses totaled $517,100, compared to $494,016 for 1996, an increase of 4.7%. Included in these operating expense figures are pass-through expenses of $140,123 and $166,307 for 1997 and 1996, respectively. Excluding these amounts, operating expenses amounted to $ 376,977 and $327,709 for 1997 and 1996, respectively, an increase of 15.0%. The increased costs are attributable to (1) an increase in professional salaries of $19,600, reflecting increased usage of part time technical staff; (2) sales and marketing of $11,000 due to increased corporate marketing efforts, which was partially offset by a reduction in management time spent on marketing technical services; (3) legal and accounting of $6,200; (4) shareholder services of $8,800 reflecting the cost of the proxy mailing and related annual meeting costs and the cost of the Corporate listing in Standard & Poor's; and (5) $7,700 in increased payroll costs related to the addition of a part time financial management position.

	The above changes in revenues and operating expenses resulted in a segment operating loss of $$74,910 for 1997, compared to operating income of $69,111 for 1996.


        PHOTOBYPRODUCT FERTILIZER
-----------------------------------------------------------------------------

                                               Year Ended December 31,
                                             --------------------------
                                                  1997        1996
                                               ---------   ---------
Sales revenue                                  $ 236,432   $ 315,434

Operating income (loss)                        $(391,041)  $(301,495)

-----------------------------------------------------------------------------

        Revenues for the photobyproduct fertilizer segment totaled $236,432 in 1997, compared to $315,434 in 1996, a decrease of 25.0%. Volume for photoby-product recycling services in 1997 increased 10.3% from 1996. Photobyproduct recycling revenue decreased by 35.2% due to the prior year sale of distillation and rinse water recycling equipment totaling $77,000. During the current year, a second distillation unit was sold directly from the manufacturer to the Company's customer, for which the Company received approximately $5,500 in commissions. Excluding these amounts, photobyproduct service revenue amounted to $118,300 and $114,000 for 1997 and 1996, respectively, an increase of 3.8%. Silver sales were $102,572 and $111,115 for 1997 and 1996, respectively. The decrease of 7.7% was due to lower film volume and to a 3.7% decrease in the average silver price. Fertilizer sales were $10,077 and $13,331 for 1997 and 1996, respectively, a decline of 24.4%. In 1996 the majority of fertilizer sales were to two local golf courses. In late spring 1996, sales were discontinued due to the turf not responding as well as expected. The problem has been resolved and "fertigation" development is moving forward. During the current year, the majority of the sales have been to Western Farm Service (WFS) and California franchises of a national turf maintenance franchise organization. Progress of the marketing effort with WFS is discussed on page 19 of this report.

	Combined cost of sales and operating expenses for the segment amounted to $627,473 in 1997, compared to $616,929 in 1996, a 1.7% increase. Cost of sales declined $57,600 due to decreases of $66,700 related to the prior year distillation equipment sale and $11,000 and $4,100 in reduced silver and fertilizer costs, respectively, due to lower sales volume. These reduced costs were partially offset by increases of $21,900 in payroll costs due to the addition of a refinery position and to higher hourly pay rates and $4,200 in increased rent due to the addition of warehouse space and higher rent on existing facilities. Research and development costs increased by $19,000 due to a concentrated effort, in conjunction with WFS, to complete development of 14 new fertilizer products in the Gold'n Gro line. The progress of fertilizer product development is more fully discussed on page 11 of this report. Sales and marketing increased $23,900 due to initiation of a corporate marketing program, the addition of a sales department for photobyproduct services and distillation equipment sales, and increased marketing of the Gold'n Gro line of fertilizers. General and administration costs increased $21,200, which includes $8,800 for the cost of the proxy mailing, the related annual meeting and the Corporate listing in Standard & Poor's, $6,200 in legal and accounting, and $6,500 in payroll costs related to the addition of a part time financial management position.

	These changes in revenues and operating expenses resulted in a segment operating loss of $391,041 in 1997, compared to $301,495 in 1996, an increased operating loss of 29.7%.

        SUMMARY

	On a consolidated basis, the various changes in revenues and operating expenses resulted in a 1997 operating loss of $465,951, compared to an operating loss of $232,384 for 1996, an increased operating loss of 100.5%.

II. Changes in Financial Condition; Capitalization

	Cash amounted to $29,213 as of December 31, 1997, compared to $1,091 as of December 31, 1996. Net cash used by operations was $423,971 in 1997, compared to $96,954 in 1996. Operating resources utilized to finance the 1997 loss of $530,921 include approximately $64,900 in expenses paid with the Company's common stock and an increase in accrued expenses of approximately $67,500. The cash provided by the increase in accrued expenses includes approximately $53,900 in deferred salary to management and professional employees and $32,500 in accrued audit and annual meeting expenses. A portion of these resources was utilized to reduce current and delinquent payroll taxes by approximately $16,800. Cash amounting to approximately $61,500 was invested in additional property and equipment in 1997. The majority of the equipment was acquired for the photobyproduct fertilizer segment. Financing sources of cash in 1997 included approximately $508,900 in proceeds from the private placement of the Company's common stock and $96,500 in stockholder loans.

        Total assets increased from $244,828 at December 31, 1996 to $445,054 at December 31, 1997, an increase of approximately $200,200. Of this amount, current assets increased $79,700, net property and equipment increased $38,900 and other assets increased $81,600.

        Total liabilities decreased from $878,208 at December 31, 1996 to $605,080 at December 31, 1997, a decrease of approximately $273,100. Of this amount, current liabilities decreased approximately $103,100 and long-term liabilities decreased approximately $170,000. The decrease in liabilities resulted primarily from the conversion of various debts owed to stockholders into common stock.

	  The redemption amount of Series "A" Preferred Stock was reduced from $596,868 at December 31, 1996 to $-0- at December 31, 1997 by exchange of all the outstanding Preferred Shares for common stock.

	  The result of the above financing and debt restructuring was to reduce the stockholders' deficit from $1,230,248 at December 31, 1996 to $160,026 at December 31, 1997.

III.   Working Capital/Liquidity

        As discussed in the Independent Auditor's Report to the Consolidated Financial Statements on page 40 of this report, several factors raise substantial doubt about the Company's ability to continue in existence. Of these factors, the most critical is the working capital deficiency of $182,447, which directly affects liquidity. As discussed in Note 15 to the Consolidated Financial Statements on page 67 of this report, the Company has implemented a plan to improve its working capital and liquidity through private placements of common and preferred shares, conversion of debt to common shares, and payment of consulting and labor services with common shares. Following is a summary of the steps taken to improve the Company's working capital and liquidity during the year ended December 31, 1997:

        1. A total of $508,850 was received from the sale of common stock through private placements and option exercises.

        2. Stockholders converted deferred salaries, debt, interest and other liabilities totaling $315,778 into common stock.

        3. Various expenses including salaries, interest, director fees, and legal and outside services, totaling $64,870, were paid with common stock.

        4. A total of $96,500 was received in stockholder loans.

        5. Notes receivable amounting to $120,000 were received in subscription of the 1997 Private Placement.

	  6. All of the oustanding Preferred Shares were exchanged for common stock, eliminating approximately $691,000 in cash payments that would have been due in October 1998.

        The result of these steps was a decrease of the working capital deficiency from $365,215 at December 31,1996 to $182,447 at December 31, 1997, an improvement of approximately $182,800. The current asset component of working capital increased from approximately $109,600 at December 31,1996 to approximately $189,300 at December 31, 1997. The primary changes in the components of current assets were an increase in cash of approximately $28,100, a decrease in accounts receivable of $8,400, an increase of $20,000 in inventory, and an increase of $37,300 in notes receivable from a stockholder. The current liability component of working capital decreased from $474,804 at December 31, 1996 to $371,704 at December 31, 1997, an
improvement in the net working capital deficit of $103,100. Significant decreases in the components of current liabilities include $28,500 in accounts payable, $10,100 in accrued expenses and contracts payable, $26,100 in current portion of long-term debt to unrelated parties, $22,200 in current portion of debt and leases payable due stockholders and $16,100 in accrued interest.

        For details of steps to improve the Company's working capital and liquidity taken subsequent to December 31, 1997, see the discussion in Notes 15 and 17 to the Consolidated Financial Statements on pages 67 and 69 of this report.

IV. Forward-Looking Statements

The statements in this Form 10-KSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.


ITEM 7. FINANCIAL STATEMENTS
------- --------------------
        The response to this Item is submitted under Item 13.


ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------- -----------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE.
        ------------------------------------
        No change was made in the Company's auditors from the prior year.

        To the Company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------- ----------------------------------------------------
        PERSONS: Compliance with Section 16(a) of the Exchange Act
        ----------------------------------------------------------
        I.      Summary Information.
                --------------------
        The following are the directors and executive officers of the Company:

                        Age as of
        Name            12/31/97      Position            Position Held Since
        ----            -------       --------            -------------------
Dr. John W. Whitney       51       President/Treasurer        May 1988
                                   Director
Paul H. Durckel           80       Director                   September 1995
Alan C. Lewin             51       Director                   September 1997
Gregory S. Skinner        43       Secretary                  December 1990
Duane H. Rasmussen        67       Vice President; Vice       May 1994
                                    President and
                                    General Manager-IMI
Robert E. Gordon          65       Vice President and         May 1994
                                    General Manager-W&W


1) For directors, the term of office is until the next annual meeting of shareholders. For officers, the term of office is until the next annual meeting of the Board of Directors, presently scheduled to be held immediately following the annual meeting of the shareholders.

        II.     Narrative Information Concerning the Directors and Executive
                ------------------------------------------------------------
                Officers of the Company.
                ------------------------
        John W. Whitney:
        ----------------
         In addition to being the President and a Director of the Company, 1988 to present, Dr. Whitney is the President and a Director of each of the operating subsidiaries, Whitney & Whitney, Inc. and Itronics Metallurgical, Inc. Dr. Whitney also serves as the General Manager of American Hydromet, a joint venture.

        He received his Ph.D. in Mineral Economics from Pennsylvania State University in 1976, his M.S. in Mineralogy from the University of Nebraska in 1971, and his B.S. in Geology from the University of Nebraska in 1970. Dr. Whitney has served as President of Whitney & Whitney, Inc. since its formation in 1977.

	Prior to his serving as W&W full-time president, Dr. Whitney worked as a consultant for the Office of Technology Assessment, U.S. Congress, doing analysis of various Alaskan mineral issues (1977-1978), a consultant for various government agencies, including the office of Mineral Policy Analysis in the U.S. Department of Interior, and the Washington office of the U.S. Bureau of Mines, consulting firms, law firms and mining companies on a variety of mineral planning issues (1976-1977), as a consultant for BKW Associates, Inc. evaluating mining investment opportunities in Mexico and the Philippines (1973-1975), and as a geologist-mineralogist for Humble Oil & Refining Company and GeoTerrex Ltd. (1971-1972).

        Dr. Whitney is an internationally recognized consultant in the field of Metal and Material Resource Economics. Dr. Whitney has presented seminars for various clients on Mining Economics, and has taught a three-credit graduate course on International Metal Economics for the University of Arizona's College of Mines. Dr. Whitney is an Honorary Faculty Member of the Academy for Metals and Materials under the seal of the American Society for Metals. Dr. Whitney has made numerous presentations and written a number of publications on various technical subjects within his broad area of expertise. Dr. Whitney is coinventor of the American Hydromet process technology and holds four patents.

        Paul H. Durckel:
        ----------------
         Mr. Durckel has served as a director of the Company since September 1995. He has served various companies involved in fertilizer manufacturing and sales for approximately 30 years. He is presently an Independent Real Estate Salesman for Myers Realty, Inc. and has served them in varying capacities, including Broker-Salesman, Consultant, Manager, Vice President of Operations, and Director, since 1987. His experience in the fertilizer industry includes Vice President and General Manager and Vice President- Operations for American Plant Food Corp., Executive Assistant to the Chairman for Best Fertilizers Co., Vice President and General Manager for Best Fertilizer of Texas, and
Vice President and General Manager for Farm Services Co.

       Alan C. Lewin:
	 --------------
         Mr. Lewin has served as a Director since September 1997. He had previously served as a Director from September 1995 through June 1996.He received a B.A. in Psychology from San Diego State University in 1967. He has extensive operations management experience, primarily in the x-ray film processing chemical industry. His positions include Founder, President and Chief Executive Officer of Guardian X-Ray Equipment Service, Inc. from 1976 to 1992, General Manager of Douglas Roesch Communications, Inc. from 1992 to 1994, Technical Sales Representative of Commerce Chemical Company from 1994 to 1996, Vice President of Commodity Resource & Environmental, Inc. from August 1996 to July 1997, and General Manager for a Merry X-Ray branch operation in Los Angeles, California since November 1997.

        Gregory S. Skinner, Esq.:
        -------------------------
         Mr. Skinner has served as secretary and general counsel of the Company and its subsidiaries since December 1990. He obtained his B.A. degree in Economics from the University of California at Berkeley in 1976. He obtained his J.D. degree from Hastings College of the Law, University of California at San Francisco in 1979. He is licensed to practice law in the states of California and Nevada. He is a shareholder in the Law Offices of Skinner, Sutton & Watson, a Professional Corporation, which has offices located in Reno and Incline Village, Nevada. Prior to becoming Secretary of Itronics Inc., Mr. Skinner has provided legal services and advice to Whitney & Whitney, Inc. since 1980.

        Duane H. Rasmussen:
        -------------------
         Mr. Rasmussen has served as Vice President and General Manager of IMI since May 1994 and presently spends approximately 40% of his time in that capacity. He became Vice President of the Company in November 1997. He initially joined the Company in 1991 as Assistant Manager and Business Consultant for W&W. He received his B.S. degree in Chemical Engineering from the University of Wisconsin in 1953 and his M.B.A. in Industrial Management in 1955 from the same University. He served as President of Screen Printing Systems, Inc. from 1987 to 1990 and from 1995 to the present. Other business experience includes approximately 20 years with Jacobs Engineering Group, Inc. in varying capacities, including Project Manager, Regional Sales Manager, Regional Vice President, and Group Vice President.

        Robert E. Gordon:
        -----------------
         Mr. Gordon has served as Vice President and General Manager of W&W since May 1994. He initially joined the Company in December 1993 as Assistant Site Manager of the Townsend Mine project. He received his B.S. in Geological Engineering from the University of Arizona in 1961. Prior to joining the Company, he was an independent mining consultant in 1993, served as Director of Latin American Exploration for Fischer-Watt Gold Company, Inc. from 1991 to 1993, and served as Vice President, Exploration for Gexa Gold Corp. from 1989 to 1991.

ITEM 10. EXECUTIVE COMPENSATION.
-------- -----------------------
Summary of Cash and Certain Other Compensation

        The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 1997 exceeded $100,000:


	  Name and	                               Annual Compensation
        Principal             Calendar          ----------------------
        Position                Year             Salary          Bonus
        --------                ----            --------        ------
        Dr. John W. Whitney:    1997            $97,000          $-0-
        President, Treasurer    1996            $96,547          $-0-
        and Director            1995            $87,927          $-0-



        1) As of December 31, 1997, Dr. Whitney had accumulated deferred salary totaling $141,750. Of this amount, $32,000 was accrued in 1997, $49,750 was accrued in 1996, and $58,333 was accrued in 1995.
           Dr. Whitney was granted an option in November 1992 to convert $147,500 of the deferred salary into the Company's common stock at $0.10 per share. In December 1995, Dr. Whitney was granted an option to convert an additional $102,500 of the deferred salary into the Company's common stock at $0.l0 per share. The combined total convertible deferred salary is $250,000 at $0.10 per share, or 2,500,000 shares. The option, originally due to expire on February 5, 1997, was extended to six months after all debts owed to, or guaranteed by, Dr. Whitney by Itronics Inc., its subsid-iaries and partnerships are paid in full. In May 1996 Dr. Whitney received a warrant for 100,000 shares. The warrant is exercisable for five years at $0.10 per share and was issued in conjunction with Dr. Whitney's acquisition of 100,000 shares for cash. On December 31, 1996, Dr. Whitney exercised options on 500,000 shares by converting $50,000 of his deferred salary. In 1997, Dr. Whitney exercised options and warrants totaling 2,092,380 shares and on January 30, 1998 Dr. Whitney exercised the remaining 1,207,620 shares of his options. The options and warrants were exercised by cash payment of $37,500, conversion of deferred salary totaling $265,762 and conversion of 1997 debt and accrued interest of $26,738.

        2) The salary amounts listed above include $1,000, $547, and $1,094 for 1997, 1996, and 1995, respectively, that represent compensation paid in common stock for service as a director of the Company.
           The compensation plan for all directors was 2,500 shares per quarter for 1997.




Option Grants in Last Fiscal Year

	None.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

Options Exercised:
                                Shares Acquired on
Name                            Exercise (#)          Value Realized(1)
--------------------           -------------------    ----------------
Dr. John W. Whitney                2,092,380                $-0-

(1) The options were at $0.10 per share and the offering price of restricted stock to non-employees in 1997 was $0.10. Consequently, no value was realized. If value realized was based on the high bid on the exercise dates, the value realized would have been $345,802. The securities received, common stock of the Company, are restricted under Rule 144 and thus are not tradeable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company's securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above.


Options Unexercised:
                                Number of Securities    Value of Unexercised
                                Underlying Unexercised  In-the-Money Options
                                Options at 12/31/97     At 12/31/97
                                ----------------------  --------------------
Name                            Exercisable Unexercise. Exercisable Unexer.
--------------------            ----------- ----------  ----------- -------
Dr. John W. Whitney             1,207,620       -        $ -0- (1)   $ -0-


(1) The options are at $0.10 per share and the offering price of restricted stock to non-employees in 1997 was $0.10. Consequently, no value would be realized. If value realized was based on the high bid as of December 31, 1997, the value realized would have been $229,448. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradeable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company's securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------
a)      Security Ownership of Certain Beneficial Owners.
        ------------------------------------------------
        The following table sets forth certain data with respect to those persons known to the Company, as of February 28, 1998, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the
Company:

                        Amount and Nature of Beneficial Ownership
                                        Common Shares
Name and                                Which May Be               Percent
Address of              Common Shares   Acquired Within              of
Beneficial Owner        Presently Held    60 days(4)      Total     Class
----------------------  --------------   -------------  ----------  ---------

John W. Whitney
P.O. Box 10725
Reno, NV 89510           13,917,729(3)        -0-       13,917,729    30.61
(1)(2)

Richard J. Cavell
1013 No. Marshall Dr.
Camano Island, WA         4,894,377        250,000       5,144,377    11.25

         (1)     Director

         (2)     Officer

         (3) Includes 77,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, 71,632 shares owned by Maureen E. Whitney, Dr. Whitney's wife, and 1,207,620 shares paid for but unissued as of February 28, 1998.

         (4)     All options of Dr. Cavell are priced at $0.10 per share.


b)	Security Ownership of Management.
      ---------------------------------
	The following table sets forth as of February 28, 1998, certain information, with respect to director and executive officer ownership of common stock in the Company:

Amount and Nature of Beneficial Ownership
-----------------------------------------
                                        Common Shares                 Percent
Name and                                Which May Be                    of
Address of              Common Shares   Acquired Within               Class
Beneficial Owner        Presently Held  60 days(1)      Total          (2)
--------------------    --------------  --------------  -----------  --------
Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510          13,917,729(5)       -0-         13,917,729    30.61
(3)(4)


Paul H. Durckel
1511 Main St.
Gardnerville, NV. 89410    141,000         50,000          191,000     0.42
(3)


Alan C. Lewin
P.O. Box 10725
Reno, Nv 89510             110,000         50,000          160,000     0.35
(3)

All directors and
executive officers as
a group (6 persons)     16,693,904        200,000       16,893,904    36.99


(1) All options, warrants and debt conversion rights listed in the above table are at $0.10 per share, with the exception of 100,000 shares which are at the higher of $0.10 per share or current high bid.

(2) The percent of class is based on the sum of 45,471,794 shares outstanding or to be issued as of February 28, 1998 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of February 28, 1998.

(3)      Director

(4)      Officer

(5) Includes 77,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, and 71,632 shares owned by Maureen
         B. Whitney, Dr. Whitney's wife, and 1,207,620 shares paid for but unissued as of February 28, 1998.

c)	  Changes in Control
        -------------------
	The Company is aware of no arrangement which at some later date results in changes in control of the Company.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------
        During the Company's two most recent fiscal years, including those of its subsidiaries and affiliates, the Company engaged in no transactions or series of transactions with any director, officer, security holder or family thereof in which the amount involved exceeded $60,000 except as follows:

        1. As of December 31, 1997, Dr. Whitney has accumulated deferred salary totaling $141,750, with $81,750 of that amount accruing during 1997 and 1996.

        2. In 1993, a note payable to an unrelated party in the amount of $151,602, including accrued interest, was settled for $92,000. The settlement was primarily funded by a bank loan in the amount of $80,000. The makers and guarantors of the bank note are Drs. Whitney and Cavell. The liability is recorded in the Company's balance sheet and the Company pays the monthly payment on the note. The balance due as of December 31, 1997 is $8,201.

        3. In 1994, options totaling 2,675,000 shares for Dr. Whitney and 200,000 shares for Dr. Cavell, which were to expire in 1995, were extended to dates ranging from February 5, 1996 to May 15, 1997. The option price of $0.10 per share remained unchanged. In 1995, an additional option for 1,025,000 shares was granted to Dr. Whitney and his existing options were extended to dates ranging from February 5, 1997 to May 15, 1997. In 1996, Dr. Whitney's options were extended to six months after all debts owed to, or guaranteed by, Dr. Whitney by Itronics Inc. and its subsidiaries and partnerships are paid in full.

        4. During 1997 and 1996, a Nevada mine property, a majority of which is owned by Drs. Whitney and Cavell, retained the services of W&W to negotiate a lease for the property and to perform other technical services as needed. Total billings on the project amounted to approximately $15,000 and $97,000 for 1997 and 1996, respectively. Terms for providing service are similar to that of unrelated clients and all billings due at December 31, 1997 have subsequently been received.




ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.
-------- -------------------------------------------------------
        I.      List of Financial Statements and Exhibits
                -----------------------------------------
        1.      List of Financial Statements:
                -----------------------------
                (a)  Consolidated Balance Sheets as of December 31, 1997 and
                     1996.
                (b) Consolidated Statements of Operations for the Years ended December 31, 1997 and 1996.
                (c) Consolidated Statements of Stockholders' (Deficit) for the Years ended December 31, 1997 and 1996.
                (d) Consolidated Statements of Cash Flows for the Years ended December 31, l997 and 1996.
                (e)  Notes to Consolidated Financial Statements.


        2.      List of Exhibits:
                -----------------
                 3  Amendment to Articles of Incorporation
                11  Statement re computation of loss per share.
                18  Accountant's letter regarding change in accounting
                     principle.
                21  List of significant subsidiaries.
                27  Financial Data Schedule


        II.     Reports on Form 8-K.
                --------------------
                None

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA
                               DECEMBER 31, 1997
                                                                PAGE
                                                                ----
INDEPENDENT AUDITOR'S REPORT ON
THE FlNANCIAL STATEMENTS                                         40

FINANCIAL STATEMENTS
        Consolidated Balance Sheets                              42
        Consolidated Statements of Operations                    44
        Consolidated Statements of Stockholders' (Deficit)       46
        Consolidated Statements of Cash Flows                    48
        Notes to Consolidated Financial Statements               50


EXHIBITS:
         3     Amendment to Articles of Incorporation            73
        11     Computation of loss per share                     76
        18     Accountant's letter regarding change in
                accounting principle.                            77
        21     Significant subsidiaries                          78
        27     Financial Data Schedule                           79


STATEMENTS AND SCHEDULES

        Schedules not included are omitted for the reason that they are not applicable or not required.

                          KAFOURY, ARMSTRONG & CO.
                         A PROFESSIONAL CORPORATION
                        CERTIFIED PUBLIC ACCOUNTANTS





To the Board of Directors and Stockholders of Itronics Inc.


We have audited the accompanying consolidated balance sheets of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31,
1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted audit-ing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial positions of Itronics Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its subsidiaries have reported recurring losses from operations, including a net loss of $530,921 during the year ended December 31, 1997, and, as of that date, had a working capital deficiency of $182,447 and a stockholders' deficit of $160,026. As described more fully in Note 15 to the financial statements, the Company and its subsidiaries are in default on promissory notes in the amount of $49,000 out of $136,031 and secured leases with stockholders in the amount of $27,222 at December 31, 1997. The ability to continue as a going concern is contingent primarily upon

(a) future profitable operations, and (b) the ability to generate sufficient cash from operations and additional operating capital raised from other sources to meet obligations as they become due. These conditions raise substantial doubt about the ability to continue as a going concern. Management's plans regarding those matters are described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






                                /S/ KAFOURY, ARMSTRONG & CO.


Reno, Nevada
March 6, 1998







                           KAFOURY, ARMSTRONG & CO.
                          A Professional Corporation
                         CERTIFIED PUBLIC ACCOUNTANTS

                        ITRONICS INC, AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996


                                    ASSETS


CURRENT ASSETS                                      1997           1996
                                                 ----------     ----------
  Cash                                           $   29,213     $   1,091
  Accounts receivable, less allowance for
    doubtful accounts, 1997, $1,406;
    1996, $1,406 - Notes 4 and 16                    52,272        60,626
  Note receivable, shareholder - Note 15             37,337          -
  Inventories                                        47,973        28,003
  Prepaid expenses                                   22,462        19,869
                                                  ---------     ---------
        Total Current Assets                        189,257       109,589
                                                  ---------     ---------



PROPERTY AND EQUIPMENT
  Leasehold improvements                             17,758        14,212
  Equipment and furniture                           327,635       219,214
  Vehicles                                           32,858        32,858
  Equipment under capital lease - Note 11            32,012        79,690
                                                  ---------     ---------
                                                    410,263       345,974
   Less:  Accumulated depreciation and
            amortization                            247,073       221,730
                                                  ---------     ---------
                                                    163,190       124,244
                                                  ---------     ---------
OTHER ASSETS
  Patents, less accumulated amortization
    1997, $11,801; 1996, $10,745                      6,895         7,951
  Organizational costs, less accumulated
    amortization 1997, $18,319; 1996, $17,629           226           916
  Non-compete covenant, less accumulated
    amortization 1997, $8,250; 1996, $8,115            -              135
  Note receivable, shareholder - Note 15             82,663          -
  Deposits                                            2,823         1,993
                                                  ---------     ---------
                                                     92,607        10,995
                                                  ---------     ---------
                                                 $  445,054    $  244,828
                                                  =========     =========

                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)

                                                     1997            1996
CURRENT LIABILITIES                               ----------      ----------
  Accounts payable                               $   92,654      $  121,200
  Accrued expenses -Note 9                          150,512         157,839
  Contracts payable                                  15,394          18,205
  Current maturities of long-term debt - Note 3       5,000          31,115
  Due to stockholders - Note 3                       60,085          69,609
  Capital lease obligation due stockholder- Note 11  24,419          37,136
  Interest payable                                   17,314          33,374
  Customer deposits                                   2,273           2,273
  Deferred gain - Note 11                             3,515           3,515
  Other                                                 538             538
                                                  ---------       ---------
        Total Current Liabilities                   371,704         474,804
                                                  ---------       ---------
LONG-TERM LIABILITIES
  Due to stockholders, less current
    maturities - Note 3                              70,946         117,057
  Accrued salary due officer/stockholder-Note 10    140,000         250,000
  Capital lease obligations due stockholder
    less current maturities - Note 11                 2,803          13,204
  Deferred gain, less current maturities -
    Note 11                                          19,627          23,143
                                                  ---------       ---------
        Total Long-Term Liabilities                 233,376         403,404

Contingency - Note 14                                 -               -
                                                  ---------       ---------
                                                    605,080         878,208
                                                  ---------       ---------
Series "A" cumulative convertible
  redeemable preferred non-voting shares,
  par value $0.001 per share, 18% per annum;
  authorized 500 shares, issued and out-
  standing 1997, 0; 1996, 247 shares - Note 6          -            596,868
                                                   --------       ---------
STOCKHOLDERS' (DEFICIT)
  Preferred stock, par value $0.001 per share;
   authorized 999,500 shares, issued and outstand-
   ing 1997, 0 shares; 1996, 0 shares - Note 6         -               -
  Common stock, par value $0.001 per share;
   authorized 250,000,000 shares, issued and
   outstanding 1997, 43,050,532; 1996,
   29,748,046 shares                                 43,051          29,748
  Additional paid-in capital                      3,039,981       1,444,913
  Accumulated deficit                            (3,350,421)     (2,819,500)
  Common stock to be issued - Note 8                107,363         114,591
                                                  ---------       ---------
                                                   (160,026)     (1,230,248)
                                                  ---------       ---------
                                                 $  445,054      $  244,828
                                                  =========       =========

   The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                    1997            1996
                                                 ----------      ----------
REVENUES
  Mining technical services - Note 4             $  442,190      $  563,127
  Photobyproduct recycling                          123,783         190,988
  Silver                                            102,572         111,115
  Fertilizer                                         10,077          13,331
                                                  ---------       ---------
        Total Revenues                              678,622         878,561

COST OF SALES                                       730,679         792,138
                                                  ---------       ---------
         Gross Profit (Loss)                        (52,057)         86,423
                                                  ---------       ---------
OPERATING EXPENSES
  Depreciation and amortization                      23,708          18,910
  Research and development                           59,479          40,501
  Sales and marketing                                87,767          58,418
  General and administrative                        242,940         200,978
                                                  ---------       ---------
                                                    413,894         318,807
                                                  ---------       ---------
        Operating (Loss)                           (465,951)       (232,384)
                                                  ---------       ---------
OTHER INCOME (EXPENSE)
  Forgiveness of debt - Note 12                      22,458         135,288
  Interest expense                                  (58,543)        (59,814)
  Other, net                                          2,615              19
                                                  ---------       ---------
        Total Other Income (Expense)                (33,470)         75,493
                                                  ---------       ---------
(Loss) before provision for income tax             (499,421)       (156,891)
Provision for income taxes - Note 5                     -               -
                                                  ---------       ---------
Net Income(Loss) before cumulative effect of a
 change in accounting principle                    (499,421)       (156,891)

Cumulative effect on prior years (to
 December 31, 1996) of changing the accrual of
 audit and annual meeting costs-Note 18             (31,500)           -
                                                  ---------       ---------
Net Income (Loss)                                $ (530,921)     $ (156,891)
                                                  =========       =========

Weighted average number of shares outstanding    32,718,152      29,362,017
                                                 ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                    1997            1996
                                                 ----------      ----------
Earnings (loss) per share before cumulative
 effect of a change in accounting principle -
 Note 19                                         $ (0.0160)      $ (0.0067)
Cumulative effect on prior years (to December
 31, 1996) of changing the accrual of audit
 and annual meeting costs-Note 18                  (0.0010)          -
                                                  ---------       ---------

Earnings (Loss) per share                        $ (0.0170)      $ (0.0067)
                                                 ==========      ==========
Pro forma amounts assuming the new method of accruing audit and annual meeting costs is applied retroactively

  Net Income (Loss)                              $(499,421)      $(174,168)
  Earnings (Loss) per share                      $ (0.0160)      $ (0.0073)



 The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC, AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                    PREFERRED STOCK
                                                    ----------------
                                                    NUMBER OF
                                                    SHARES     AMOUNT
                                                    ---------  --------
Balance, December 31, 1995                             247      $  -

  Sale/issue of preferred/common stock                  -          -

  Net (loss) for the year ended
   December 31, 1996                                    -          -

  Increase in mandatory redemption of
   preferred stock                                      -          -
                                                     -------    -------
Balance, December 31, 1996                             247         -

  Sale/issue of preferred/common stock                  -          -

  Net (loss) for the year ended                         -          -
    December 31, 1997

  Exchange of preferred for common stock              (247)        -

                                                     -------    -------
Balance, December 31, 1997                              -       $  -
                                                     =======    =======

    COMMON STOCK          ADDITIONAL
  ----------------        ----------
   NUMBER OF               PAID-IN      ACCUMULATED  COMMON STOCK
    SHARES       AMOUNT    CAPITAL        DEFICIT    TO BE ISSUED    TOTAL
   ---------    --------  ----------   ------------  ------------ ------------
   28,355,544     28,356   1,373,821    (2,662,609)     12,487     (1,247,945)

    1,392,502      1,392     135,312          -        102,104        238,808


         -          -           -         (156,891)       -          (156,891)


         -          -        (64,22O)         -           -           (64,220)
   ----------   --------- ----------   -----------    --------    -----------
   29,748,046     29,748   1,444,913    (2,819,500)    114,591     (1,230,248)

   10,118,772     10,119   1,001,384          -         (7,228)     1,004,275

         -          -           -         (530,921)       -          (530,921)


    3,183,714      3,184     593,684          -           -           596,868

   ----------   --------  ----------   ------------   --------    -----------
   43,050,532   $ 43,051  $3,039,981   $(3,350,421)   $107,363    $  (160,026)
   ==========   ========  ==========   ============   ========    ===========



The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                    1997            1996
                                                 ----------      ----------
Cash flows from operating activities
  Net loss                                       $ (530,921)    $ (156,891)
  Adjustments to reconcile net loss to cash
    used by operating activities:
     Depreciation and amortization                   23,708         18,910
     Forgiveness of debt                            (22,458)      (135,288)
     Interest expense forgiven                         -             6,888
     Expenses paid with issuance of common stock:
       Interest expense                              29,085         20,058
       Legal and consulting expenses                 17,658          4,500
       Directors fees                                 3,844          3,048
       Operating expenses                             1,477           -
       Salaries                                      12,806         18,300
     (Increase) decrease in:
        Accounts receivable                           8,354          1,690
        Inventories                                 (19,970)         6,475
        Prepaid expenses and deposits                (3,423)          (185)
     Increase (decrease) in:
        Accounts payable and other liabilities      (17,461)        30,875
        Accrued expenses and contracts payable       67,502         71,524
        Interest payable                              5,828         13,142
                                                  ---------       ---------
          Net cash used by operating activities    (423,971)       (96,954)
                                                  ---------       ---------
Cash flows from investing activities
  Acquisition of fixed assets                       (61,491)       (33,482)
  Acquisition of intangibles                           -              (551)
                                                  ---------       ---------
          Net cash used by investing activities     (61,491)       (34,033)
                                                  ---------       ---------
Cash flows from financing activities
  Proceeds from long-term debt, stockholders         96,500         34,770
  Payments on long-term debt, stockholders          (85,651)       (47,103)
  Payments on long-term debt, unrelated parties      (6,115)       (10,000)
  Proceeds from sale of stock                       508,850        111,000
                                                  ---------       ---------
           Net cash provided by financing
           activities                               513,584         88,667
                                                  ---------       ---------
           Net increase (decrease) in cash           28,122        (42,320)

Cash, beginning of year                               1,091         43,411
                                                  ---------       ---------
Cash, end of year                                $   29,213      $   l,091
                                                  =========       =========

 The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                    1997            1996
                                                 ----------      ----------
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for interest
   expense                                       $   23,630     $   20,016
  Schedule of noncash financing transactions:
    Settlement of debt/accruals for
     issuance of common stock:
        Accounts payable                              1,952         20,000
        Accrued liabilities                         187,640         52,869
        Notes payable                                89,526          8,000
        Capital lease payments                       20,076           -
        Accrued interest payable                     16,584            233
        Interest expense                             29,085         20,058
        Director fees                                 3,844          3,048
        Operating expenses                            1,477           -
        Legal and consulting fees                    17,658          4,500
        Salaries                                     12,806         18,300
    Note receivable issued in subscription of
     common stock                                   120,000           -
    Settlement of accrued interest for
     promissory note                                   -             3,500
    Equipment financed with capital lease              -             3,242
    Purchase of fixed assets for issuance of
     common stock                                     2,798            800
    Application of officer/stockholder
     tax refunds to payroll tax liability              -             6,270



 The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



NOTE 1 - Summary of Significant Accounting Policies:

       Company's Activities:

        The Company, a Texas corporation, was incorporated on October
   29, 1987. The Company was to seek out and obtain through an acquisition and/or merger transactions, assets which could benefit its shareholders. In May of 1988, the Company acquired Whitney & Whitney, Inc. and its related entities through the issuance of its common stock. This acquisition was accounted for using the pooling of interests method. The Company, through its subsidiaries, is involved in mining technical services, developing, and implementing silver recovery and photobyproduct recycling techniques, and research and development of manufacturing fertilizer from photobyproducts.

       Financial Statement Estimates and Assumptions:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of Consolidation:

        The consolidated financial statements include the accounts of Itronics Inc. and its subsidiaries owned and/or controlled by the Company as follows:

                                                        1997        1996
                                                     PERCENTAGE  PERCENTAGE
                                                     ----------  ----------
           Whitney & Whitney, Inc.                     100.00      100.00
           Itronics Metallurgical, Inc.                100.00      100.00
           Nevada Hydrometallurgical Project
            (A Partnership)                             92.50       92.50
           American Hydromet (A Joint Venture)          81.40       81.40
           American Gold & Silver
            (A Limited Partnership)                     42.85       42.85

        Whitney & Whitney, Inc. is the general partner for American Gold & Silver. As such, the Company has control over American Gold & Silver and has included it in its consolidation.

        American Gold & Silver and Nevada Hydrometallurgical Project possess no material tangible assets or liabilities.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        No amount for minority interests is reflected in the consolidated balance sheets as the equity of minority interests in the net losses exceed the carrying value of the minority interests.

        No amount for minority interests is reflected in the consolidated statement of operations since losses applicable to the minority interest in each subsidiary exceed the minority interest in the equity capital of each subsidiary. As a result, losses applicable to the minority interest are charged against the majority interest. When future earnings materialize, the majority interest will be credited to the extent of such losses previously absorbed.

        All significant intercompany accounts and transactions have been eliminated in the consolidation.

       Revenue Accounting for Contracts:

        When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 1997 and 1996 were $140,123 and $166,307, respectively.

       Accounts Receivable Allowance Account:

        The photobyproduct fertilizer segment of the Company uses the allowance method to account for uncollectible accounts receivable.

        The Company considers accounts receivable for the mining technical services segment to be fully collectible; accordingly, no allowance for doubtful accounts is required.

       Inventories:

        Inventory is determined utilizing the lower of cost or market value determined on the average cost valuation method and consists primarily of unprocessed silver bearing photobyproducts, fertilizer raw materials and saleable fertilizer.

        Cost of silver inventory is either the actual cost, or 80% of the fair market value of the silver content of the photobyproducts as determined by laboratory assays. (See Note 16.) Cost of other inventories is at the lower of cost or market.

       Property and Equipment:

        Property and equipment are stated at cost.  Depreciation is computed

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



   by accelerated and straight-line methods over five to forty years.

        Repairs and maintenance are charged to operations as incurred.


       Amortization:

        Intangible assets are amortized by the straight-line method over the following lives:

                                                  YEARS
                                                  -----
             Patents                                17
             Organization costs                      5
             Non-compete agreement                  10

       Research and Development:

        The Company's fertilizer production process is in the research and development stage. Accordingly, estimated wages, benefits, rent, and other costs associated with the research are expensed as research and development expenses when incurred. Nominal sales, and the related cost of sales, are included in revenues and cost of sales, respectively.

       Income Taxes:

        The Company has accounted for income taxes to conform to the requirements of Statements of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the provisions of SFAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       Loss per Common Share:

        Loss per common share is calculated based on the consolidated net loss plus cumulative preferred dividends for the period divided by the weighted average number of common shares outstanding during 1997 and 1996. Common stock equivalents are not included, as their effect would be antidilutive.

        Loss per common share for the period is $0.0170 and $0.0067 for 1997 and 1996, respectively. Loss per common share, excluding the effects of cumulative preferred dividends for the period is $0.0162 and $0.0053 for 1997 and 1996, respectively. Loss per common share assuming all shares issued for the settlement of services and liabilities during 1997 and 1996

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


   were outstanding as of the beginning of each year (or issuance/accrual date, if later) is $0.0139 and $0.0052, respectively, excluding the effects of cumulative preferred dividends for the period which is anti-dilutive.

	 Common Stock:

	  The Company's common shares have, subject to the provisions of any series of Preferred Stock (see Note 6), certain rights, including one vote per share, on a non-cumulative basis, and a ratable portion of any dividends that may be declared by the Board of Directors. The Company may from time to time issue common shares that are restricted under Rule 144 of the Securities and Exchange Commission. Such restrictions require the shareholder to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares.

       Redeemable Preferred Stock:

        The Company presents redeemable preferred stock at redemption value. This carrying amount is increased by amounts representing dividends not currently declared or paid, but which will be payable under the mandatory redemption agreement. This carrying amount is also increased by the $100 per annum premium feature effective October 31, 1993 (see Note 6). These increases are charged against additional paid-in capital due to the absence of retained earnings.

NOTE 2 - Reclassification:

        The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

        Long-term debt at December 31, 1997 and 1996 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996

                                                          DECEMBER 31,
                                                     --------------------
                                                       1997        1996
                                                     --------    --------
   Notes due to unrelated outside parties:
   ---------------------------------------
   Unsecured note payable for loan made as part
   of the Company's acquisition of Whitney &
   Whitney, Inc., 10.5% interest. In September
   1997 this note and accrued interest was
   settled for $10,000 cash down, $20,000 in
   common stock and $5,000 cash due on
   January 15, 1998. (see Note 12)                   $  5,000   $  31,115


      Less current portion due within one year        ( 5,000)   ( 31,115)
                                                      --------    --------
   Total long-term liabilities due to unrelated
    parties                                          $   -      $    -
                                                      ========    ========

   Loans from Stockholders/Related Transactions:
   ---------------------------------------------
   Unsecured note payable to two stockholders (one
   of which is an officer of the Company). Interest
   on the loan is 3% over Bank of America's prime
   rate (9% at the date of the loan), terms of
   payment include 23 monthly installments of
   $1,669 commencing June 5, 1993. (On May 28, 1997,
   the due date of the note was extended from May 5,
   1997 to May 5, 1998.)                             $   8,201   $  29,002


   Unwritten, unsecured 14% interest bearing advance
   payable to officer/stockholder, due on demand.
   Monthly installments are estimated at $1,000,
   but are contingent upon the Company's future
   cash flows.                                          12,428      15,097

   Unsecured note payable to a stockholder dated
   March 1, 1996, with a fixed interest rate of 12%
   per annum. Payments are interest only at $500 per
   month through March 1997 and $1,500 in principal
   and interest per month to March 2000, at which
   time the unpaid balance will be due and payable.
   Payments are in arrears, but no demand or other
   collection action has been taken.                    49,000      50,000

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997        1996
                                                     ---------   ---------
   Unsecured note payable to stockholder in the
   amount of $20,000, dated May 29, 1994. Variable
   interest at a local bank rate (11.25% as of
   December 31, 1996).  In October 1997 the note
   and accrued interest was converted to common
   stock.                                            $     -      $  5,315

   Unsecured notes payable to stockholder in the
   original amount of $27,000, with varying
   maturity dates. Variable interest at a local
   bank rate (11.25% as of December 31, 1996).
   In December 1997 the note and accrued interest
   was converted to common stock.                          -        22,211

   Unsecured note payable to stockholder in the
   amount of $10,000, dated December 28, 1994.
   Interest only at 11.5% is payable quarterly.
   In December 1997 this note was restructured.
   Monthly payments of $220 begin January 1998
   and are to continue to December 2000,  at
   which time the unpaid balance will be due and
   payable.                                              10,000     10,000

   Three unsecured notes payable to a stockholder for
   $5,000 each, dated January 27, 1995. Interest was
   payable  quarterly at 11.5% per annum.  One note
   was paid in 1996 and the other two were paid in
   1997.                                                   -        10,000

   Four unsecured notes payable to an unaffiliated
   company owned by an officer/ stockholder
   totaling $22,440, dated in July 1995 and 1996.
   The notes are payable in monthly  installments
   of $534, including variable interest at 6% over
   prime (15% as of December 31, 1997).                  14,402     19,541


   Unsecured note payable for legal services to an
   officer/stockholder due on July 31, 1998. The
   payable is non-interest bearing. In December
   1997 the note was converted to common stock.            -        15,000

   Unwritten, unsecured advance payable to an
   officer/stockholder. Variable interest (11.0%
   as of December 31, 1997) is payable monthly.
   The advance is due on demand.                          5,000     10,500

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


                                                          DECEMBER 31,
                                                     ---------------------
                                                       1997        1996
                                                     ---------   ---------

   Unsecured note payable owed to a family member
   of an officer/stockholder dated March 1997.
   Interest accrues at 10% per annum. The balance
   of principal and interest is payable in March
   2002. An option has been granted to convert the
   note and accrued interest into the Company's
   common stock.                                     $  10,000   $    -

   Unsecured note payable due an officer/stock-
   holder, dated December 1997. Payments are interest
   only at prime plus 6%(15% at December 31, 1997)
   through 1998, monthly payments of $476 through 1999,
   with the balance due on December 31, 1999.           22,000        -
                                                      --------    --------
                                                       131,031     186,666
   Less current portion due within one year            (60,085)    (69,609)
                                                      --------    --------
   Total long-term liabilities due to stock-
    holders                                          $  70,946   $ 117,057
                                                      ========    ========


   Long-term debt matures as follows:

          YEAR                   UNRELATED PARTIES     STOCKHOLDERS
        --------                 -----------------     ------------
          1998                       $  5,000             $ 60,085
          1999                           -                  41,937
          2000                           -                  19,009
          2001                           -                    -
          2002                           -                  10,000
                                       ------              -------
                                     $  5,000             $131,031
                                       ======             ========

NOTE 4 - Major Customers:

        Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 1997 includes $268,877 and $123,858 from two major customers which represents 88.8% of technical services revenues. Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 1996 includes $250,458, $206,815 and $97,119 from three major customers, which represents approximately 98.4% of technical services revenues. Receivables from these major customers as of December 31, 1997 and 1996, amount to $33,838 and $39,315, which represents 98.0% and 98.8%, respectively, of consulting accounts receivable.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


        The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of sales revenues may change from year to year.

NOTE 5 - Income Taxes:

        Although the Company has incurred net losses for 1997 and 1996, the majority of the loss from the photobyproduct fertilizer segment is allocated to American Hydromet, which is a joint venture. Consequently, the Company utilized $133,251 of its net operating loss carryforwards (NOL) in 1996. In 1997, a net taxable loss of $320,696 was incurred. Net income (loss) before taxes, after application of the above, amount to $(160,505) and $42,721 for 1997 and 1996, respectively. Based on these earnings, following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

                                               1997              1996
                                          --------------  -------------------
                                               PERCENT              PERCENT
                                              OF PRE-TAX           OF PRE-TAX
                                      AMOUNT   INCOME      AMOUNT   INCOME
                                     -------- ----------  -------- ----------
   Federal tax at statutory rate     $    -           %    $ 14,525   34.0%
      Temporary differences,
        primarily bad debt and
        compensation related
        expenses                          -           %      30,708   16.8%
      Non-deductible expenses             -           %         391    0.5%
      Utilization of NOL                  -           %     (45,624) (51.3%)
                                      -------   -------     -------  -------
         Total Income Tax Expense     $   -        0.0%     $  -       0.0%
                                      =======   =======     =======  =======

        The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

        Year Ending December 31:                     Net 0perating Loss
        -----------------------                      ------------------
                1999                                    $   12,260
                2001                                        33,828
                2002                                        26,089
                2003                                        14,737
                2005                                        65,113
                2006                                       430,403
                2007                                       188,146
                2008                                       113,253
                2012                                       320,696
                                                         ---------
                                                        $1,204,525
                                                         =========

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 1997 and 1996 are as follows:

                                                      1997         1996
                                                   ---------    ---------
        Total deferred tax assets                  $ 464,006    $ 403,981
        Less valuation allowance                    (464,006)    (403,981)
                                                    --------     --------
        Net deferred tax asset                     $    -      $     -
                                                    ========     ========

NOTE 6 - Redeemable Preferred Stock:

        On June 15, 1989, the Company authorized 1,000,000 shares of Preferred Stock (par value of $0.001 per share). In addition, 500 shares of the Preferred Stock were designated as Series "A" Cumulative Convertible Redeemable Preferred Non-Voting shares (hereinafter called Series "A" Preferred Shares). Except for the Series "A" Preferred Shares, the Company's Board of Directors has the authority to divide the Preferred Shares into series and to set the relative rights and preferences of each series.

       As of December 31, 1997 and 1996, there were -0- and 247 shares, respectively, of Series "A" Preferred Shares issued and outstanding. These shares were issued at a price of $900 per share, and have provisions for a cumulative dividend of $160 per annum per share, or approximately 18% per annum. As of December 31, 1997 and 1996, cumulative unpaid dividends on Series "A" Preferred Shares were $-0- and $251,068 ($1,016 and $0.0086 per preferred and common shares, respectively, as of December 31, 1996), respectively. The Company is prohibited from declaring or paying any cash dividends on its common stock until all dividend arrearages on Preferred Stock are paid in full.

       The Series "A" Preferred Shares are redeemable by the Company after October 31, 1992, in whole or in part, at a price of $1,000 per share plus cumulative unpaid dividends. Commencing after October 31, 1993 and annually thereafter, the redemption price increases at the rate of $100 per share per annum. The Company, subject to applicable law, was to redeem all issued and outstanding Series "A" Preferred Shares on October 31, 1998.

       The Company presents redeemable preferred stock at redemption value (see Note 1).

       On May 30, 1997 the Series "A" Preferred shareholders were offered an exchange of 9,000 common shares for each Preferred Share. Preferred shareholders accepting the exchange offer agreed to forego all cumulative and future dividends related to the Preferred shares. On September 5, 1997 the exchange offer was amended to include conversion of the cumulative dividends through the redemption date of October 31, 1998 at the rate of $0.33 1/3 per common share, which was the equivalent to the conversion rate

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



   under the terms of the Preferred Shares. As of December 31, 1997, 100% of the Preferred Shares have been exchanged, resulting in a reduction of the Stockholders' Deficit of $596,868 from December 31, 1996.

NOTE 7 - Stock Option and Purchase Plans:

        Pursuant to various Board of Director authorizations, the Company has adopted an ongoing debt restructuring plan which includes the private placement of its Common Shares and/or warrants to acquire Common Shares at a minimum of $0.l0 per share. The warrants issued under this plan are exer-cisable at varying dates through November 2, 2002.

        In addition to the above private placement warrants, the Company has granted options for Common Shares to certain officers, directors, employees and consultants of the Company. The options are exercisable at varying dates through six months after all obligations owed to, or guaranteed by, the respective individuals are paid in full.

        Following is a summary of all the above described warrants and options granted for the years ending December 31, 1997 and 1996.

                                                        NUMBER OF SHARES
                                                     ----------------------
                                                        1997       1996
                                                     ---------    ---------
        Under option, beginning of year              6,106,078    4,874,998
        Granted                                      1,876,978    1,828,163
        Exercised                                   (2,630,466)    (580,000)
        Expired                                        (35,000)    ( 17,083)
                                                     ---------    ---------
        Under option, end of year                    5,317,590    6,106,078
                                                     ---------    ---------
        Average price for all options
        granted and exercised                          $0.l0        $0.l0
                                                     ---------    ---------

NOTE 8 - Common Stock to be Issued:

        The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

                                                        1997       1996
                                                     ----------  ---------
        Payment of legal fees                         $ 15,000    $ 20,000
        Payment of director fees                         1,000         781
        Payment of salaries                             58,541      73,800
        Payment of interest                              7,092      20,010
        Payment of notes payable                        25,000        -
        Purchase of equipment                              730        -
                                                       -------     -------
                                                      $107,363    $114,591
                                                       =======     =======

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


NOTE 9 - Accrued Expenses:

        The  following  is  the  composition  of  accrued  expenses  as  of
   December 31:
                                                        1997      1996
                                                      --------  --------
        Payroll                                       $106,791  $130,580
        Payroll taxes*                                   1,880    16,493
        Federal and State payroll taxes                  8,288    10,473
        Sales tax                                        1,053       293
        Audit & annual meeting costs                    32,500       -
                                                       -------   -------
                                                      $150,512  $157,839
                                                       =======   =======

        * One subsidiary was on a payment schedule with the Internal Revenue Service of $1,184 per month until the balance was paid in February 1998.

NOTE 10  - Related Party Transactions:

        Several promissory notes are held by stockholders at December 31, 1997 and 1996 (see Note 3 for terms).

        Interest expense includes $49,511 and $46,827 for December 31, 1997 and 1996, respectively, relating to the Company's notes payable and accrued salaries to stockholders. Accrued interest payable includes $17,314 and $18,376 for the notes and leases payable to stockholders as of December 31, 1997 and 1996, respectively.

        An officer/stockholder of the Company was owed $141,750 and $254,750 for salary in arrears as of December 31, 1997 and 1996, respectively. The officer/stockholder made an agreement with the Company not to make demand on these arrearages prior to March 1, 1999 (to a maximum of $140,000). The remaining $1,750 is included in accrued expenses.

        $83,437 and $119,956 of the accrued payroll as of December 31, 1997 and 1996, respectively (see Note 9) is for salary in arrears due to several officer/stockholders and employee/stockholders. Interest amounting to $20,010 for 1996 was paid by issuance of 200,095 shares of common stock in 1997. Interest amounting to $21,014 for 1997 was paid in 1997 or will be paid in 1998 by issuance of 210,137 shares of common stock.

        Accounts payable for legal fees of $15,000 were paid by issuance of 150,000 shares of common stock, which were issued in 1998.

        On July 28, 1994 the Company entered into a sale/leaseback agreement with a stockholder for a substantial portion of its photobyproduct fertilizer equipment. The transaction is more fully described in Note 11.

        $111,186 of long-term debt, leases and related accrued interest was paid by issuance of common stock. The transactions are detailed in Notes 3 and 11.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996


        Consulting and labor services, including accruals from prior years, amounting to $218,104 and $75,699 for 1997 and 1996, respectively, were paid by issuance of 2,181,040 and 756,690 shares, respectively, of common stock. The shares were or are to be issued at varying dates in 1996, 1997, and 1998.

       On January 30, 1996 and March 20, 1996, the Company entered into lease transactions with two stockholders to acquire additional photobyproduct fertilizer equipment. The transactions are more fully described in Note 11.

        During 1996 a total of $6,270 in federal income tax refunds due an officer/stockholder were applied to the payroll tax liabilities owed by two of the Company's subsidiaries. The promissory notes issued to repay the officer/stockholder are described in Note 3.

        In 1997 and 1996 technical services were performed for a client, the majority of which is owned by officer/director/shareholders of the Company. Total technical services revenue from the project was $15,449 and $97,119 for 1997 and 1996, respectively. Accounts receivable includes $22,454 from this project as of December 31, 1996, all of which was received in 1997.

        For related party transactions subsequent to December 31, 1997, see
   Note 17.

NOTE 11 - Lease Commitments and Rent Expense:

        0perating Leases
        ----------------
        The Company leases its office facility under a noncancellable agreement which expires June 30, 1999.

        A wholly owned subsidiary of the Company (Itronics Metallurgical, Inc.) leases plant facilities under a noncancellable agreement which expired June 30, 1997. Beginning July 1, 1997 the lease is on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $3,000. The subsidiary also leases storage space for the period of September 15, 1997 through March 31, 1998 for $602 per month.

        Future minimum rental commitments at December 31, 1997, under these operating lease agreements are due as follows:

                1998                                    $ 56,070
                1999                                      27,534
                                                         -------
                                                        $ 83,604
                                                         =======

        Total rental expense included in the statements of operations for the above leases for the years ended December 31, 1997 and 1996 are $88,234 and $81,786, respectively.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        Capital Leases
        --------------
        On July 28, 1994, a sale/leaseback of equipment for $40,000 was made to a stockholder. This transaction was recorded as a capital lease. Lease payments for the first six months were paid with the issuance of 80,915 shares of common stock. In 1995, an additional six months lease payments were paid by issuance of 80,915 shares of common stock. Subsequent lease payments are $1,443 per month. After the lease expires (36 months), there is an optional buy back clause for either 10% of the value of the assets or four months additional payments. In October 1997 the lease and buy-out option was paid in full by issuance of $25,000 in common stock.

        A deferred gain of $35,154 was realized on the sale portion of the transaction. The gain is being amortized over ten years to coincide with the estimated lives of the related assets and is being recorded as a reduction in amortization expense. The amount of such gain recognized for the year ended December 31, 1997 and 1996 is $3,516 and $3,516, respect-ively.

        On August 5, 1995 the Company entered into a lease agreement for new photobyproduct equipment with a stockholder. The lease is in the amount of $10,000, and is payable at $332 per month for 36 months. At the end of the lease there is an optional buyback clause for either 10% of the value of the assets or two months additional payments.

        On January 30, 1996 and March 20, 1996, the Company entered into lease agreements for new photobyproduct equipment with two stockholders. The leases, in the amounts of $7,000 and $10,000, are payable at $233 and $355 per month, respectively, for 36 months. There are optional buyback clauses at the end of the leases for either 10% of the value of the assets or two to four months of additional payments.

        The payments on the three leases are in arrears. No demand or other collection action has been taken. The Company is in the process of arranging payment agreements for all three leases to bring the payments current.

        Future minimum lease commitments at December 31, 1997 are due as follows:

                1998                                    $23,449
                1999                                      1,229
                                                         ------
                                                        $24,678
                                                         ======

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



NOTE 12 - Forgiveness of Debt:

        Forgiveness of debt has the following components:

                                                 1997        1996
                                               --------    --------
        Write-off of various account
          payable balances                     $  9,134    $    -
        Write-off of notes payable and
          accrued interest                       13,324     135,288
                                                -------     -------
                                               $ 22,458    $135,288
                                                =======     =======

        Income of $33,000 in 1996 resulted from settlement of a note and accrued interest.

        Income of $102,288 in 1996 resulted from a portion of a note going beyond the six year statute of limitations. Due to a lack of contact from the note holder and due to certain claims and defenses the Company could use to dispute the note, it was deemed that the entire note and accrued interest should be written off.

	  Income of $13,324 in 1997 resulted from the settlement of a note and accrued interest totaling $48,324 for $15,000 in cash payments and $20,000 in common stock.

NOTE 13 - Business Segments:

        The Company and its subsidiaries operate primarily in two business segments as identified in Note 1. The following defines business segment activities:

                Mining Technical Services:      Mining industry services

                Photobyproduct Fertilizer:      Photobyproduct recycling,
                                                Silver recovery,
                                                Fertilizer production and
                                                sales

        Based on revenues and operating income (loss), the mining technical Services segment is the most significant of the two segments. This segment performs its services primarily out of the Company's Reno, Nevada offices, but its source of clients is not limited to organizations based locally. It has served both national and international clients in the past. As discussed in Note 4, at present the segment is serving primarily two clients in the gold mining industry, who are based in different areas of the United States.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        The photobyproduct fertilizer segment operates principally in the Northern Nevada area and, to a lesser extent, Northern California area. The primary source of revenue for this segment is from the pick-up and
   processing of photobyproducts and recovery of silver therefrom.   The
   customer base is diverse and includes organizations in the photo processing, printing, x-ray and medical fields. Fertilizer sales are concentrated in the same geographic markets and the customer base is principally in commercial markets, including turf farms, professional lawn maintenance organizations, and golf courses.

      Operating income (loss) by business segment:

                                                    1997            1996
                                                  ---------      ---------
        Mining Technical Services:
          Technical services
            revenues (Note 1)                     $ 442,190      $ 563,127
          Cost of sales and operating expenses      517,100        494,016
                                                   --------       --------
          Operating Income (Loss)                 $( 74,910)     $  69,111
                                                   ========       ========

        Photobyproduct Fertilizer:
          Revenues:
            Photobyproduct recycling              $ 123,783      $ 190,988
            Silver recovery (Note 16)               102,572        111,115
            Fertilizer sales (Note 15)               10,077         13,331
                                                   --------       --------
                                                    236,432        315,434
                                                   --------       --------
          Cost of sales and operating expenses      567,994        576,428
          Research and development                   59,479         40,501
                                                   --------       --------
                                                    627,473        616,929
                                                   --------       --------
          Operating (Loss)                        $(391,041)     $(301,495)
                                                   ========       ========

        Indirect operating expenses of $105,921 and $51,198 incurred by Itronics Inc. were equally divided between the two segments for 1997 and 1996, respectively.

                                                     1997           1996
                                                  ----------     -----------
        Cost of sales by business segment:
          Mining Technical Services (Note 1)      $ 366,296      $ 370,148
          Photobyproduct Fertilizer                 364,383        421,990
                                                    -------        -------
                                                  $ 730,679      $ 792,138
                                                    =======        =======

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        Capital expenditures by business
         segment:
          Mining Technical Services               $  23,574      $   3,813
          Photobyproduct Fertilizer (Note 11)        40,715         33,711
                                                    -------        -------
                                                  $  64,289      $  37,524
                                                    =======        =======

        Depreciation and amortization expense
         by business segment:

          Mining Technical Services
            Depreciation                          $   4,594      $   3,817
                                                     ------         ------
          Photobyproduct Fertilizer
            Depreciation                          $  12,657      $   9,571
            Amortization                              6,457          5,522
                                                     ------         ------
                                                  $  19,114      $  15,093
                                                     ======         ======

        Identifiable assets by business segment (net of accumulated depreciation and allowance for doubtful accounts):

                                        1997                    1996
                                ---------------------   -------------------
                                MINING     PHOTO-        MINING    PHOTO-
                                TECHNICAL  BYPRODUCT     TECHNICAL BYPRODUCT
        ASSET DESCRIPTION       SERVICES   FERTILIZER    SERVICES  FERTILIZER
   -------------------------   ----------- ----------    --------  ----------
   Current Assets
     Cash                        $11,927   $  17,286      $ (1,107)  $  2,198
     Accounts receivable, net     34,525      17,747        39,794     20,832
     Note receivable,
      shareholder                 18,669      18,668           -          -
     Inventories                   1,826      46,147         1,826     26,177
     Prepaid expenses              2,895      19,567           751     19,118
                                  ------     -------       -------    -------
                                  69,842     119,415        41,264     68,325
                                  ------     -------       -------    -------
   Property and Equipment, net
     Leasehold improvements         -         11,771          -         9,095
     Equipment                    29,253      90,742        10,387     27,983
     Vehicles                      2,249       4,233         4,104      7,000
     Equipment under capital
       lease                        -         24,942          -        65,675
                                 -------     -------       -------    -------
                                  31,502     131,688        14,491    109,753
                                 -------     -------       -------    -------

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



                                        1997                   1996
                                ---------------------   -------------------
                                MINING     PHOTO-        MINING    PHOTO-
                                TECHNICAL  BYPRODUCT     TECHNICAL BYPRODUCT
        ASSET DESCRIPTION       SERVICES   FERTILIZER    SERVICES  FERTILIZER
   -------------------------   ----------- ----------    --------  ----------
   Other Assets, net
     Patents                    $   -       $  6,895      $   -      $  7,951
     Organizational costs           -            226          -           916
     Non-Compete Covenant           -           -             -           135
     Note receivable,
       Shareholder                41,331      41,332          -          -
     Deposits                      2,121         702         1,520        473
                                 -------     -------       -------    -------
                                  43,452      49,155         1,520      9,475
                                 -------     -------       -------    -------
                                $144,796    $300,258      $ 57,275   $187,553
                                 =======     =======       =======    =======


        Assets of Itronics Inc. totaling $128,464 and $132 for 1997 and 1996, respectively, were equally divided between the two segments.

NOTE 14 - Contingencies:

        In June 1995 the former President of a former mining client filed suit against the Company, Whitney & Whitney, Inc. (W&W) and several key employees, alleging libel and slander related to the issuance of W&W's final report on the project. The Company's liability insurance carrier is presently defending W&W and its key employees in this case. Management believes the allegations to be without merit, and is vigorously defending against the suit, and has served a countersuit against the individual. In March 1997 the June 1995 suit was dismissed by the Court. The individual has subsequently filed an appeal of the dismissal.

        In February 1997, this same individual filed a second suit that includes the Company, W&W and a key employee as co-defendants, along with several unrelated parties. The suit alleges breach of contract and other causes of action and seeks in excess of $5 million plus punitive damages. The Company's liability insurance carrier has agreed to assume the defense of this action with a reservation of rights, including the right to disclaim insurance coverage. Management believes the allegations are without merit and is vigorously defending against the suit.

        In management's judgment, no accrual of a loss contingency is required in the financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



NOTE 15 - Going Concern:

        The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $530,921 during the year ended December 31, 1997, and as of December 31, 1997, the Company and its subsidiaries' current liabilities exceeded their current assets by $182,447 and their total liabilities exceeded their total assets by $160,026.
   The Company and its subsidiaries are in default on unsecured promissory notes in the amount of $49,000 out of $136,031 (see Note 3) and secured leases with stockholders in the amount of $27,222 at December 31, 1997. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon its ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

        Prior to acquiring Whitney & Whitney, Inc., the Company registered 1,777,000 common shares for public offering. Each common share included one Class A and one Class B warrant. Due to security law changes immediately subsequent to the offering, the offering did not raise sufficient equity capital to complete the Company's business plan. In order to solve the Company's liquidity problems, management has been implementing a plan of increasing equity through private placements of preferred and common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares.

        In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photobyproducts has been completed. Management is now organizing the resources needed to market the products and is in discussions with several large fertilizer distrib-ution companies regarding sales and distribution arrangements.

        During 1997 the Company issued a Private Placement Memorandum to raise $500,000 in equity funds and made an offer to exchange its Preferred
   Shares for restricted common shares. A total of $324,300 was received from the Private Placement during 1997. Promissory notes, with balances of $120,000 at December 31, 1997, have been executed in subscription of the Private Placement and an additional $14,000 has been received from the Placement subsequent to December 31, 1997. The Preferred Exchange is more fully discussed at Note 6.

        Much of the Company's short-term and long-term cash requirements have been met by funding from the Company's principal officers and stockholders. Management anticipates that such support will continue.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        In March 1998 the Company will begin a second Private Placement to raise $2,000,000 in equity funds. Funds raised will be used to acquire the manufacturing facility discussed in Note 17, for working capital and for expansion of fertilizer and silver production and sales.


NOTE 16 - Off-Balance Sheet Risks and Concentration of Credit Risk:

        The Company operates within the mining, photo, and fertilizer industries. It provides mining technical services and recycles photobyproducts into high quality liquid fertilizer products for the professional and consumer markets. As of December 31, 1997 and 1996, all of the Company's outstanding unsecured accounts receivable were due directly or indirectly from entities within the mining and photo and fertilizer industries.

        As of December 31, 1997, a significant portion of the Company's accounts receivable is concentrated with one mining industry client. This concentration of credit risk is somewhat mitigated due to the fact that the Company has been providing services for this client for over ten years.

        Increase or decrease in photobyproduct recycling service and silver extraction revenues has a direct relationship with federal, state, and local regulations and enforcement of said regulations. Increase or decrease in fertilizer revenues will be related to crop cycles, seasonal variations, and weather patterns.

        The ability to recognize a net profit from silver recovery sales is based on the fair market value of silver (London five day average) at the time the photobyproducts are obtained versus the fair market value of silver when recovered silver is sold. Most customers are given an 80% silver credit against recycling services based on the content of silver in the photobyproducts. When the fair market value of silver is declining, the possibility exists that the 80% credit, plus operating costs associated with the silver extraction, could exceed the revenues generated at the time the silver is sold.

        Management's plan to reduce the market risk of silver is to increase the volume of photobyproducts and the resultant silver recovery, and then to implement a hedging program in which silver will be sold forward, thereby matching the price to be received to the price paid to the Company's customers.

        As a handler of photobyproduct materials, the Company is subject to various federal, state, and local environmental, safety, and hazardous waste regulations. The Company believes that its policies and procedures for handling hazardous wastes are in compliance with the applicable laws and regulations and are consistent with industry standards. Costs for these compliance activities have not been segregated in the Company's records, but are expensed as incurred. As the Company's photobyproduct fertilizer business expands, the various laws and regulations that are

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



   applicable to the Company's activities will change. During 1996, the Company received concurrence from the State of Nevada environmental officials that the Company's photobyproduct fertilizer process meets the existing requirements for exemption from all environmental regulations, except toxic metal content standards, and with the exception that certain presently conducted lab analyses of the photobyproducts will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Once all the photobyproducts are utilized in the fertilizer or other commercial products, all the Company's customers will be exempt. As a result, the Company's cost of compliance could decrease.

NOTE 17 - Subsequent Events:

        Through March 6, 1998, new debt (original principal amount) in the amount of $35,000 was incurred. The proceeds were used for working capital. The majority of this debt was funded by an officer/stockholder.

  	The following summarizes common stock activity from January 1, 1998 through March 6, 1998:


                                          ISSUED             TO BE ISSUED
                                  -------------------     -----------------
                                     SHARES   AMOUNT       SHARES    AMOUNT
                                  ---------- --------     --------  --------

        Option exercise                -     $   -             -     $   -
        Private placement            90,000     9,000       50,000      5,000
        Labor & legal services      150,000    15,000    1,793,036    179,303
        Director's fees                -         -          10,000      1,000
        Interest                       -         -          70,927      7,092
        Purchase of equipment          -         -           7,299        730
        Notes payable                  -         -         250,000     25,000
                                  ---------   -------   ----------   --------
                                    240,000  $ 24,000    2,181,262   $218,125
                                  =========   =======   ==========   ========

        In addition, a total of $13,047 in labor services and $3,289 in interest on accrued salaries has been earned and will be paid in stock.

        In January 1998 Itronics Metallurgical, Inc. entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on 3 acres of land in the Reno/Stead area. The lease and occupancy are contingent on obtaining the necessary City of Reno Special Use and Environmental Control Permits. The purchase option price is $1,000,000, including a $300,000 down payment. The seller has the option to carry the $700,000 balance over 25 years at commercial rates, with a five year balloon payment, or by taking 2,615,845 shares of the Company's common stock.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



        In March 1998 the Company issued a Private Placement Memorandum to raise $2,000,000 by offering common shares and warrants at varying rates, with an anticipated minimum of $.25 per share.

        In March 1998 Itronics Metallurgical, Inc. entered into a marketing and manufacturing agreement with Western Farm Service, Inc.(WFS). The agreement covers the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. It grants WFS the exclusive right to manufacture specified fertilizer products using the Company's Gold'n Gro formulas and the exclusive right to market specified fertilizer products using the Company's Gold'n Gro trademark. The term of the agreement is for five years, with renewal options.

NOTE 18 - Change in Accounting Principle:

        During 1997 the Company decided to change its method of accounting for its annual audit and shareholder meeting expenses. The change was made to provide better quarter to quarter comparability of the Company's Statements of Operations. Prior to the change, the entire expense would be incurred and expensed within one or two quarters of the year. The Company believes it to be more appropriate to allocate these costs over the entire year.
   The effect of the change in 1997 was to increase net loss before cumulative effect of a change in accounting principle by $1,000, or ($0.000) per share. The adjustment of $31,500 included in the 1997 net loss is the cumulative effect of applying the new accounting method retroactively.
   The pro forma amounts shown on the Statements of Operations have been adjusted for the effect of retroactively applying the new accounting method.

NOTE 19 - Earnings (Loss) Per Share:

	  Following is a reconciliation of the numerators (Net Income (Loss) before cumulative effect of a change in accounting principle) and the denominators (weighted average number of shares outstanding) in the computation of earnings (loss) per share (EPS) before cumulative effect of a change in accounting principle for the years ended December 31, 1997 and 1996.

                                                1997           1996
                                              --------       --------
      Net Income (Loss) before cumulative
       effect of a change in accounting
       principle                             $(499,421)     $(156,891)

      Less:Preferred stock dividends           (26,000)       (39,520)
                                              ---------      ---------
      Basic EPS income (loss) available to
       common stockholders                   $(525,421)     $(196,411)
                                              =========      =========

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1997 AND 1996



                                                1997           1996
                                              --------       --------
      Weighted average number of shares
       outstanding                           32,718,152     29,362,017

      Common equivalent shares                     -              -
                                             ----------     ----------

                                             32,718,152     29,362,017
                                             ==========     ==========

      Per share amount                        $(0.0160)      $(0.0067)
                                              =========      =========

        Warrants, options, shares to be issued and convertible preferred shares, totaling 6,391,232 and 8,751,631 shares for 1997 and 1996, respectively, could potentially dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ITRONICS INC.
                                        --------------

Date:  March 30, 1998                   By: /S/  JOHN W. WHITNEY
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

Date: March 30, 1998                    By: /S/  JOHN W. WHITNEY
     ---------------                       ----------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive and Financial
                                           Officer)


Date: March 30, 1998                    By: /S/  MICHAEL C. HORSLEY
     ---------------                       ----------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)

Date: March 30, 1998                    By: /S/  PAUL H. DURCKEL
     ---------------                       ----------------------------------
                                           Paul H. Durckel
                                           Director

Date: March 30, 1998                    By:  /S/ ALAN C. LEWIN
     ---------------                       ----------------------------------
                                           Alan C. Lewin
                                           Director