Form 10QSB
period 1998-03-31
ITRONICS INC
filed 1998-05-13
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended March 31, 1998

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

        As of April 30, 1998, 44,284,600 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                        ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - March 31, 1998
    and December 31, 1997                                            4

  Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 1998 and 1997.                      6

  Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1998 and 1997.                      8

  Notes to Condensed Consolidated Financial Statements               9


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          10




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            14

Item 2. Changes in Securities and Use of Proceeds                    14

Item 3. Defaults Upon Senior Securities                              15

Item 6. Exhibits and Reports on Form 8-K                             15

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements
----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                                    ASSETS

                                               March 31, 1998  Dec. 31, 1997
                                               --------------  -------------
CURRENT ASSETS
  Cash                                          $   13,697      $   29,213
  Accounts receivable                               31,858          52,272
  Notes receivable, stockholders                    44,257          37,337
  Inventories                                       45,375          47,973
  Prepaid expenses                                  14,985          22,462
                                                 ---------       ---------
        Total Current Assets                       150,172         189,257
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Plant lease/option acquisition costs              17,063           3,546
  Leasehold improvements                            14,212          14,212
  Equipment and furniture                          336,614         327,635
  Vehicles                                          32,858          32,858
  Equipment under capital lease                     32,012          32,012
                                                 ---------       ---------
                                                   432,759         410,263

  Less: Accumulated depreciation and amortization  255,269         247,073
                                                 ---------       ---------
                                                   177,490         163,190
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                        9,300           7,121
  Note receivable, stockholder                      72,765          82,663
  Deposits                                           2,823           2,823
                                                 ---------       ---------
                                                    84,888          92,607
                                                 ---------       ---------
                                                $  412,550      $  445,054
                                                 =========       =========



           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                               March 31, 1998   Dec. 31, 1997
                                               --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  154,153      $   92,654
  Accrued expenses                                 178,623         150,512
  Contracts payable                                  8,347          15,394
  Current maturities of long-term debt                 -             5,000
  Due to stockholders                               93,400          60,085
  Capital lease obligations due stockholders        25,000          24,419
  Interest payable                                  18,930          17,314
  Other                                              6,326           6,326
                                                 ---------       ---------
        Total Current Liabilities                  484,779         371,704
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Due to stockholders, less current maturities      67,364          70,946
  Accrued salary due officer/stockholder            20,000         140,000
  Capital lease obligations due stockholders, less
   current maturities                                2,034           2,803
  Deferred gain, less current maturities            18,748          19,627
                                                 ---------       ---------
        Total Long-Term Liabilities                108,146         233,376
                                                 ---------       ---------
                                                   592,925         605,080
                                                 ---------       ---------


STOCKHOLDERS' (DEFICIT)
  Preferred stock (-0- shares outstanding)            -               -
  Common stock ( 43,747,600 shares outstanding at
   March 31, 1998 and 43,050,532 outstanding at
   December 31, 1997)                               43,748          43,051
  Additional paid-in capital                     3,108,990       3,039,981
  Accumulated deficit                           (3,554,669)     (3,350,421)
  Common stock to be issued                        221,556         107,363
                                                 ---------       ---------
                                                (  180,375)     (  160,026)
                                                 ---------       ---------
                                                $  412,550      $  445,054
                                                 =========       =========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31,1998 AND 1997
                                 (UNAUDITED)


                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1998        1997
                                                ----------  ----------
REVENUES
 Mining technical services                      $  82,712   $  51,444
 Photobyproduct recycling                          31,897      25,685
 Silver                                            53,454      24,259
 Fertilizer                                        10,083        -
                                                 --------    --------
     Total Revenues                               178,146     101,388

COST OF SALES                                     217,526     132,930
                                                 --------    --------
     Gross Profit                                 (39,380)    (31,542)
                                                 --------    --------
OPERATING EXPENSES
 Depreciation and amort.                            7,638       5,481
 Research and development                          15,511      13,543
 Sales and marketing                               40,812      16,921
 General and administration                        90,234      56,536
                                                 --------    --------
                                                  154,195      92,481
                                                 --------    --------
     Operating Income (Loss)                     (193,575)   (124,023)
                                                 --------    --------
OTHER INCOME (EXPENSE)
 Forgiveness of debt                                 -           -
 Interest expense                                 (10,844)    (16,134)
 Other, net                                           170        -
                                                 --------    --------
     Total Other Income
      (Expense)                                   (10,674)    (16,134)
                                                 --------    --------
Income (Loss) before provision
 for income taxes                                (204,249)   (140,157)
Provision for income taxes                           -           -
                                                 --------    --------
Net income (loss) before cumulative effect
 of a change in accounting principle             (204,249)   (140,157)

Cumulative effect on prior years (to
 December 31, 1996) of changing the accrual
 of audit and annual meeting costs                   -        (31,500)
                                                 --------    --------
     Net Income (loss)                          $(204,249)  $(171,657)
                                                 ========    ========
Weighted average number of
 shares outstanding (1,000's)                     43,366      29,943
                                                 ========    ========

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31,1998 AND 1997
                                 (UNAUDITED)


                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1998        1997
                                                ----------  ----------
Earnings (loss) per share before
 cumulative effect of a change in
 accounting principle                            $(0.0047)   $(0.0050)

Cumulative effect on prior years (to
 December 31, 1996) of changing the
 accrual of audit and annual meeting
 costs                                            (0.0000)    (0.0011)
                                                  --------    --------

Earnings (loss) per share                        $(0.0047)   $(0.0061)
                                                 ========    ========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,1998 AND 1997
                                 (UNAUDITED)


                                                  Three Months Ended March 31,
                                                        1998         1997
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)                                   $(204,249)   $(171,657)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                      7,638        5,481
     Forgiveness of debt                                 -            -
     Expenses paid with stock                          25,638       12,736
     (Increase) decrease:
        Trade receivables                              20,414       18,818
        Inventories                                     2,598       (2,028)
        Prepaids and other assets                       7,477        3,885
     Increase (decrease):
        Accounts payable                               61,499        4,816
        Accrued expenses                               21,826       76,831
        Accrued interest                                1,616        6,907
                                                     --------     --------
        Net Cash Used by Operating Activities         (55,543)     (44,211)
                                                     --------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                   (22,496)        -
                                                     --------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                   37,978       29,550
  Proceeds from debt, stockholders                     35,000       44,500
  Payments on debt                                    (10,455)      (9,177)
                                                     --------     --------
        Net Cash Provided by Financing Activities      62,523       64,873
                                                     --------     --------
        Net Increase (Decrease) in Cash               (15,516)      20,662
  Cash, beginning of period                            29,213        1,091
                                                     --------     --------
  Cash, end of period                               $  13,697    $  21,753
                                                     ========     ========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                 (UNAUDITED)


1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended December 31, 1997. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operations

I.      Results of Operations

        The Company reported a net loss of $204,249 or $(0.0047) per share for the quarter ended March 31, 1998, compared to a net loss of $171,657 or $(0.0061) per share for the comparable 1997 period. Several factors contributed to the decline in earnings for the first quarter of 1998. First, sales increased by approximately $76,800 while cost of sales increased by $84,600, resulting in an increase in gross loss of $7,800. Second, sales and marketing expense increased by $23,900, reflecting the costs of negotiating a contract with Western Farm Service, Inc. (WFS), the establishment of the photobyproduct service and equipment sales division, and corporate marketing efforts. Third, general and administrative expenses increased by $33,700.
This includes $19,900 in legal fees for the preparation of the 1998 Private Placement Memorandum and $10,000 for a part-time financial management position. These increases were partially offset by decreases of $5,300 in interest expense and $31,500 in the cumulative effect of changing the method of accruing audit and annual meeting costs.

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

-----------------------------------------------------------------------------

                                     Three Months Ended March 31,
                                     ----------------------------
                                          1998         1997
                                       ----------   ----------
Sales revenue                           $ 82,712     $ 51,444

Operating income (loss)                 $(58,102)    $(33,906)


-----------------------------------------------------------------------------

        Mining technical services revenue was approximately $82,700 for the quarter ended March 31, 1998, compared to $51,400 for the comparable quarter of 1997, an increase of $31,300, or 60.8%. Cost of sales increased by $34,900, due to an increase in pass-through costs of $16,900 and increased payroll and consulting costs of $15,800. The increase in payroll costs reflects greater utilization of outside technical specialists. These factors resulted in a gross loss for the segment of $3,000, compared to a gross profit of $600 for the prior year first quarter.

	Segment operating expenses increased by $20,600 due to the legal, marketing, and management costs discussed above.

        The combination of these factors resulted in a 1998 first quarter segment operating loss of $58,100, compared to an operating loss of $33,900 for the first quarter of 1997, an increased operating loss of $24,200.



                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and marketing a line of liquid turf fertilizer products. Revenues are generated from photobyproduct management services and silver sales. Fertilizer sales are in the start-up phase and are expected to expand once the plant is relocated to the new facility which is being acquired.

-----------------------------------------------------------------------------

                                    Three Months Ended March 31,
                                    ----------------------------
                                          1998         1997
                                       ----------   ----------
Sales revenue                          $  95,434     $ 49,944

Operating income (loss)                $(135,473)    $(90,117)


-----------------------------------------------------------------------------

        Total segment sales for the first quarter of 1998 were approximately $95,400, compared to $49,900 for the comparable quarter of 1997, an increase of $45,500, or 91.1%. Photobyproduct recycling revenue for the quarter increased by $6,200 compared to the first quarter of 1997, due to the processing of distilled concentrated photobyproducts received in 1997. Photobyproduct volume for the quarter decreased by 2.3% compared to the prior year quarter. Silver sales increased $29,200 from the first quarter of 1997. Silver ounces sold increased 99.7% and the average silver price increased 20.0% for the quarter. Fertilizer sales for the quarter were approximately $10,100, compared to no sales for the 1997 first quarter. The current quarter sales include test marketing orders of Gold'n Gro Iron and Gold'n Gro 20-1-7 placed by WFS. The progress of developments with WFS are described under "New Developments" on page 13 of this report. Cost of sales for the first quarter of 1998 increased $49,700 over the 1997 first quarter. The increase includes $25,500 in direct costs resulting from increased sales, $20,400 in payroll costs due to higher hourly pay rates and to an additional plant position, and $1,800 in rental of additional plant storage space. These factors resulted in a gross loss of $36,400 for the first quarter of 1998, compared to a gross loss of $32,200 for the first quarter of 1997.

        Segment operating expenses increased approximately $41,100 over the first quarter of 1997, due to the fertilizer marketing, corporate marketing, legal, and management expenses discussed above.

        These factors resulted in a 1998 first quarter segment operating loss of $135,500, compared to a loss of $90,100 for the first quarter of 1997, an increased operating loss of $45,400.




                SUMMARY

        On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 1998 operating loss of $193,600, compared to an operating loss of $124,000 for the first quarter of 1997, an increased loss of $69,600.


II. Changes in Financial Condition; Capitalization

        Cash amounted to $13,697 as of March 31, 1998, compared to $21,753 as of March 31, 1997. Net cash used for operating activities was approximately $55,500 for the first three months of 1998. The cash used for operating activities during the period was financed primarily by stockholders, which included $38,000 in proceeds from the private placement of common shares and $35,000 in debt proceeds.

        Total assets decreased during the three months ended March 31, 1998 by approximately $32,500 to $412,600. Current assets decreased approximately $39,100 due to a decrease in cash of $15,500, a decrease in accounts receivable of $20,400 and a decrease in prepaid expenses of $7,500. Current liabilities increased by approximately $113,100 and total liabilities decreased by $12,200. Increases in liabilities, including accounts payable of $61,500, stockholder loans totaling $35,000 and accrual of management salaries totaling $17,400, were offset by loan payments to stockholders and unrelated parties totaling approximately $10,500 and by accrued management salaries totaling $120,800 having been converted into the Company's restricted common stock.

        On March 31, 1998 the Company began a Private Placement Offering to raise $2,000,000 in equity capital. The Offering is being made in four $500,000 tranches, with the stock price of each tranche dependent on market conditions. The first tranche is presently being offered in units consisting of two shares and one warrant at a price of $0.50 per unit, with a minimum investment of $10,000.

III. Working Capital/Liquidity

        During the three months ended March 31, 1998, the working capital deficit increased by approximately $152,200 to a deficiency of $334,600. Management has continued the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the three months ended March 31, 1998, a total of $38,000 was received from the private placement of common shares, $120,800 in accrued salary was converted to common shares, and approximately $25,600 in various expenses were paid with common shares.

IV. New Developments

        Since the fall of 1996, the Company has been in discussions with Western Farm Service, Inc. (WFS) regarding marketing the Company's Gold'n Gro fertilizer products. WFS is a wholly owned subsidiary of Agrium, Inc., the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer. To date, WFS field tests of the product have been successful. Test marketing is ongoing, with the products being tried on a variety of agricultural products, including wine grapes. Test marketing of a turf application program which includes Gold'n Gro Iron and Gold'n Gro 20-1-7 has been initiated.

        In March 1998 the Company's subsidiary, Itronics Metallurgical, Inc.
(IMI), signed a definitive manufacturing and distribution agreement with WFS. The agreement gives WFS the exclusive license and right to manufacture and market the Gold'n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options.

	During the first quarter of 1998, IMI completed development of eleven new Gold'n Gro fertilizer products, bringing the total to 15 commercial fertilizer products. These products cover most of the applications being targeted in the Turf, Ornamental, and Professional Grower markets in the Western U.S.

	In April 1998 IMI established a fertilizer sales department with the hiring of a fertilizer salesman. The primary responsibility of the department will be to provide field support to WFS in the introduction of the Gold'n Gro fertilizers and nutrition programs to the WFS sales organization and to WFS customers.

	In April 1998 IMI began the introduction of the Gold'n Gro line of fertilizer products to WFS store managers and sales staff. WFS has 45 stores in California, with one to three sales people each. Most of these people will need to be briefed about the product line, so the introduction process is expected to continue through the third quarter. Initial orders are now being placed, but IMI cannot significantly increase its fertilizer production until the plant is relocated to the new facility.

	WFS has a manufacturing plant in south central California. The other project related to implementing the manufacturing and sales agreement with WFS is establishing the logistics for movement of materials between Reno and the WFS manufacturing plant. The logistics and warehousing locations for delivery of manufactured goods from both the IMI Reno manufacturing plant and the WFS manufacturing plant are also being established. WFS is in the process of designating locations that will be used to make customer deliveries. Once these arrangements are in place, it will be possible for product to flow from the two manufacturing plants to customer locations as customer demand requires.

	In April 1998 IMI entered into an exclusive sales agreement with Calfran International of Springfield, Massachusetts. The contract grants IMI the exclusive right to sell "Cold Vaporization" Vacuum Distillation equipment to its photowaste customers. The sales territory is the United States, Canada and Mexico, with an option to expand to other territories as demand justifies. This equipment is designed to remove the water from used liquid photo-chemicals, producing two products, a commercial chemical concentrate and clean distilled water. Removal of the water from the photochemicals produces a relatively high value concentrate product that can be shipped cost effectively over long distances.

	During the quarter, IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three acres of land in the Reno-Stead, Nevada area. On March 14, 1998 the Special Use Permit for the facility became effective. The lease and occupancy are now dependent on obtaining the necessary Environmental Control Permit, which will require completion of engineering drawings for specified improvements, receipt of necessary building permits, inspection/approval by the City of Reno Environmental Control Department, and obtaining of funding to support the move. The move to the new facility was scheduled for mid to late June 1998, but delays in acquisition of necessary financing and the time required to make site improvements have pushed the move into August 1998. Exact timing is still dependent upon acquisition of necessary financing, which as of this date has not been acquired.

V. Forward-Looking Statements

	The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.



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

	Subsequent to March 31, 1998, the plaintiff in the above cases proposed a settlement of the second suit wherein he will drop the second suit if he is unsuccessful in his appeal of the dismissal of the first suit and if the Company will drop its counterclaim against him. The Company has agreed to, and signed, this proposal and is awaiting his signature to finalize the settlement.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
	(c) Recent Sales of Unregistered Securities:

	Following is a summary of sales of unregistered securities for the three months ended March 31, 1998. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                          Shares             Value
                                          Issued            Received
                                         --------           --------
Private placement for cash                140,000           $ 14,000

Conversion of accounts payable, notes
 payable and accrued interest             436,630             43,663

Interest on deferred salaries to
 management and professional employees     34,297              3,430

Current labor services of officers,
 directors and professional employees      78,842              7,884

Acquisition of office equipment             7,299                730
                                         --------           --------

                                          697,068           $ 69,707
                                         ========           ========

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

Item 3. Defaults Upon Senior Securities
---------------------------------------
        (a) As of March 31, 1998, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totaling $76,034. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1997. No collection action has been taken by the note and lease holders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibit 11, "Computation of Loss Per Share ", is presented on page 17 of this report.

            Exhibit 27, "Financial Data Schedule", is presented on page 18 of this report.


        (b) A report on Form 8-K, dated March 31, 1998, was filed by the Company. The purpose of the Form 8-K was the announcement of a proposed offering of securities not registered under the Securities Act of 1933, as amended. No financial statements were filed with the Form 8-K.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: May 13, 1998                     By: JOHN W. WHITNEY
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



DATED: May 13, 1998                     By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: May 13, 1998                     By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)