Form 10QSB
period 1998-06-30
ITRONICS INC
filed 1998-08-13
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended June 30, 1998

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

        As of July 31, 1998, 45,004,542 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                        ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - June 30, 1998
    and December 31, 1997                                            4

  Condensed Consolidated Statements of Operations for the
    Three and Six Months Ended June 30, 1998 and 1997.               6

  Condensed Consolidated Statements of Cash Flows for the
    Six months Ended June 30, 1998 and 1997.                         8

  Notes to Condensed Consolidated Financial Statements               9


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                         10




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                           15

Item 2. Changes in Securities and Use of Proceeds                   15

Item 3. Defaults Upon Senior Securities                             16

Item 6. Exhibits and Reports on Form 8-K                            16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                                    ASSETS

                                                June 30, 1998  Dec. 31, 1997
                                                --------------  -------------
CURRENT ASSETS
  Cash                                          $    7,243      $   29,213
  Accounts receivable                               49,674          52,272
  Notes receivable, subscription of stock           43,186          37,337
  Inventories                                       32,369          47,973
  Prepaid expenses                                  31,312          22,462
                                                 ---------       ---------
        Total Current Assets                       163,784         189,257
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Plant lease/option acquisition costs              31,213           3,546
  Leasehold improvements                            14,212          14,212
  Equipment and furniture                          341,748         327,635
  Vehicles                                          32,858          32,858
  Equipment under capital lease                     32,012          32,012
                                                 ---------       ---------
                                                   452,043         410,263

  Less: Accumulated depreciation and amortization  263,465         247,073
                                                 ---------       ---------
                                                   188,578         163,190
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                        8,979           7,121
  Note receivable, subscription of stock            62,747          82,663
  Deposits                                           7,612           2,823
  Acquisition of minority interest                   9,250             -
                                                 ---------       ---------
                                                    88,588          92,607
                                                 ---------       ---------
                                                $  440,950      $  445,054
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                               June 30, 1998   Dec. 31, 1997
                                               --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  171,786      $   92,654
  Accrued management salaries                      154,852          82,997
  Accrued expenses                                 106,148          67,515
  Contracts payable                                 15,765          15,394
  Current maturities of long-term debt                 -             5,000
  Current maturities of advances from
   stockholders                                    104,400          60,085
  Capital lease obligations due stockholders        25,000          24,419
  Interest payable                                  23,932          17,314
  Other                                              6,326           6,326
                                                 ---------       ---------
        Total Current Liabilities                  608,209         371,704
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Advances from stockholders, less current
   maturities                                       60,451          70,946
  Accrued salary due officer/stockholder            20,000         140,000
  Capital lease obligations due stockholders,
   less current maturities                           1,068           2,803
  Deferred gain, less current maturities            17,869          19,627
                                                 ---------       ---------
        Total Long-Term Liabilities                 99,388         233,376
                                                 ---------       ---------
                                                   707,597         605,080
                                                 ---------       ---------

STOCKHOLDERS' (DEFICIT)
Preferred stock (-0- shares outstanding)               -               -
Common stock ( 44,881,542 shares outstanding at
  June 30, 1998 and 43,050,532 outstanding at
  December 31, 1997)                                44,882          43,051
Additional paid-in capital                       3,269,254       3,039,981
Accumulated deficit                             (3,784,254)     (3,350,421)
Common stock to be issued                          203,471         107,363
                                                 ---------       ---------
                                                (  266,647)     (  160,026)
                                                 ---------       ---------
                                                $  440,950      $  445,054
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)


                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  ------------------------
                               1998        1997          1998        1997
                            ----------  ----------    ----------  ----------
REVENUES
 Mining technical services  $  67,265   $ 124,671     $ 149,977   $ 176,115
 Photobyproduct recycling      28,914      28,787        60,811      54,472
 Silver                        46,217      24,804        99,671      49,063
 Fertilizer                    17,968       2,490        28,051       2,490
                             --------    --------      --------    --------
     Total Revenues           160,364     180,752       338,510     282,140

COST OF SALES                 198,249     172,592       402,752     305,522
                             --------    --------      --------    --------
     Gross Profit (Loss)      (37,885)      8,160       (64,242)    (23,382)
                             --------    --------      --------    --------
OPERATING EXPENSES
 Depreciation and amort.        7,638       5,481        15,276      10,962
 Research and development      21,469      12,298        41,637      25,841
 Sales and marketing           67,571      20,150       113,758      37,071
 Plant start-up costs           4,789         -           4,789         -
 General and administration    82,203      56,156       175,428     112,692
                             --------    --------      --------    --------
                              183,670      94,085       350,888     186,566
                             --------    --------      --------    --------
     Operating Income (Loss) (221,555)    (85,925)     (415,130)   (209,948)
                             --------    --------      --------    --------
OTHER INCOME (EXPENSE)
 Interest expense             (11,182)    (17,503)      (22,026)    (33,637)
 Other, net                     3,152         594         3,322         594
                             --------    --------      --------    --------
     Total Other Income
      (Expense)               ( 8,030)    (16,909)      (18,704)    (33,043)
                             --------    --------      --------    --------
Income (Loss) before provision
 for income taxes            (229,585)   (102,834)     (433,834)   (242,991)
Provision for income taxes        -           -             -           -
                             --------    --------      --------    --------
Net income (loss) before cumu-
 lative effect of a change in
 accounting principle        (229,585)   (102,834)     (433,834)   (242,991)

Cumulative effect on prior
 years (to December 31, 1996)
 of changing the accrual of
 audit and annual meeting
 costs                            -           -             -      ( 31,500)
                             --------    --------      --------    --------
     Net Income (Loss)      $(229,585)  $(102,834)    $(433,834 ) $(274,491)
                             ========    ========      ========    ========

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)

                        Three Months Ended June 30,  Six Months Ended June 30,
                        ---------------------------  ------------------------
                               1998        1997           1998        1997
                            ----------  ----------     ----------  ----------
Weighted average number of
 shares outstanding (1,000's) 44,370       30,553        43,871      30,250
                             ========    ========       ========    ========

Earnings (loss) per share
 before cumulative effect of
 a change in accounting
 principle                   $(0.0052)   $(0.0037)     $(0.0099)   $(0.0087)

Cumulative effect on prior
 years (to December 31, 1996)
 of changing the accrual of
 audit and annual meeting
 costs                        (0.0000)    (0.0000)      (0.0000)    (0.0010)
                             --------    --------       --------    --------

Earnings (loss) per share    $(0.0052)   $(0.0037)     $(0.0099)   $(0.0097)
                              ========    ========      ========    ========





           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (UNAUDITED)


                                                   Six Months Ended June 30,
                                                       1998         1997
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income (loss)                                 $(433,834)   $(274,491)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     15,276       10,962
     Expenses paid with stock/notes                    60,577       26,502
     (Increase) decrease:
        Trade receivables                               2,598      ( 3,775)
        Interest receivable-stock subscription        ( 2,933)         -
        Inventories                                    15,604      (   282)
        Prepaid expenses                                4,099        1,334
        Deposits                                      ( 4,789)         -
     Increase (decrease):
        Accounts payable                               79,132      ( 8,865)
        Accrued expenses                              111,621      110,298
        Accrued interest                                6,618       14,152
                                                     --------     --------
        Net Cash Used by Operating Activities        (146,031)    (124,165)
                                                     --------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                   (41,780)     ( 2,043)
                                                     --------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                  138,175      113,550
  Proceeds from debt, stockholders                     43,527       49,500
  Payments on debt                                    (15,861)     (18,132)
                                                     --------     --------
        Net Cash Provided by Financing Activities     165,841      144,918
                                                     --------     --------
        Net Increase (Decrease) in Cash               (21,970)      18,710
  Cash, beginning of period                            29,213        1,091
                                                     --------     --------
  Cash, end of period                               $   7,243    $  19,801
                                                     ========     ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1998
                                 (UNAUDITED)


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

2. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

I.      Results of Operations

        The Company reported a net loss of $229,585 or $0.0052 per share for the quarter ended June 30, 1998, compared to a net loss of $102,834 or $0.0037 per share for the comparable 1997 period. For the first six months of 1998, the net loss was $433,834 or $0.0099 per share, compared to a net loss of $274,491 or $0.0097 per share for the comparable 1997 period. The results for the quarter reflect the ongoing fundamental shift in Company focus from being a technical services Company, with an R&D project, to being primarily a photochemical recycler and fertilizer manufacturer. This is evidenced by a shift in revenues in which technical services comprised 42% of second quarter 1998 revenue, compared to 69% for the prior year quarter. The process of converting the R&D project to a commercial operation with significant sales growth requires a substantial increase in the Company's cost structure prior to achieving such sales growth. This process has resulted in consolidated operating costs for the quarter of $183,700, compared to $94,100 for the prior year quarter. During the current quarter, management's focus has been on implementing the Western Farm Services, Inc.
(WFS) contract. This effort has resulted in fertilizer sales totaling $18,000 for the quarter, which is more than 170% of fertilizer sales for all of 1997. While the dollars are relatively small at present, the significance is that commercial sales in both the golf course and in the professional lawn maintenance markets have now begun. To illustrate the potential of the WFS contract, and the effectiveness of its sales force, in mid May 1998 four golf courses were using or testing Gold'n Gro fertilizer products; at the end of July 1998, 35 golf courses were using or testing the products. To date, most of the golf courses that have tested the products have become customers.

        To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

	During the quarter, the cost allocation between segments was reviewed. Since the Company's primary focus is now on the photobyproduct fertilizer segment, it was deemed appropriate that a greater portion of general costs that benefit both segments be allocated to the photobyproduct fertilizer segment. Specifically, a greater portion of costs related to general corporate marketing and financing, certain management positions, and general operating costs are being allocated to the photobyproduct fertilizer segment. Such costs for the first quarter of 1998, amounting to approximately $23,000, were reallocated accordingly. In future years, management intends to review the cost allocation annually during the first quarter.

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


-----------------------------------------------------------------------------

                       Three Months Ended June 30,  Six Months Ended June 30,
                       ---------------------------  -------------------------
                             1998         1997           1998         1997
                          ----------   ----------     ----------   ----------
Sales revenue              $ 67,265     $124,671       $149,977     $176,115

Operating income (loss)    $(45,883)    $  7,641       $(80,916)    $(26,264)


-----------------------------------------------------------------------------

        Mining technical services revenue was approximately $67,300 for the quarter ended June 30, 1998, compared to $124,700 for the comparable quarter of 1997, a 46.0% decrease. The revenue decrease is due to the third quarter 1997 completion of one major technical services project that has not been replaced, management focus on the photobyproduct fertilizer segment and the depressed price of gold, which has resulted in reduced gold mining industry need for the type of services the Company offers. Cost of sales were reduced by $18,900, due primarily to decreases in payroll costs. These factors resulted in a segment gross profit of $5,100 for the current quarter, compared to $43,600 for the second quarter of 1997. Segment operating expenses increased $15,000, including $7,200 in marketing costs and $7,700 in general and administration.

        The combination of these factors resulted in a 1998 second quarter segment operating loss of $45,900, compared to operating income of $7,600 for the comparable 1997 quarter.

        For the first six months of 1998, segment revenue totaled $150,000, compared to $176,100 for the first six months of 1997, a decline of 14.8%. Operating loss for the period was $80,900, compared to an operating loss of $26,300 for the comparable 1997 period, an increased loss of $54,700. The primary factor contributing to the decline was decreased consulting activity due to management concentration of effort on the photobyproduct fertilizer segment.


                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and selling liquid fertilizer products. Revenues are generated from photobyproduct management services, silver sales, and fertilizer sales.

-----------------------------------------------------------------------------

                       Three Months Ended June 30,  Six Months Ended June 30,
                       ---------------------------  -------------------------
                             1998         1997           1998        1997
                          ----------   ----------     ----------  ----------
Sales revenue             $  93,099     $ 56,081      $ 188,533    $ 106,025

Operating income (loss)   $(175,672)    $(93,566)     $(334,214)   $(183,684)


-----------------------------------------------------------------------------

        Total segment sales for the second quarter of 1998 were approximately $93,100, an increase of 66.0% from the second quarter of 1997. Photobyproduct recycling revenue for the quarter increased nominally from the second quarter of 1997, on a 4.4% increase in volume. Silver sales increased $21,400, or 86.3% from the second quarter of 1997. Silver ounces sold increased 59.1% for the quarter. Fertilizer sales for the quarter were $18,000, compared to $2,500 for the 1997 second quarter. Cost of sales for the quarter increased $44,600 from the second quarter of 1997. The increase is comprised primarily of $18,700 in direct costs related to increased sales and $20,100 in increased payroll costs due to additional personnel needed to increase plant production and to higher pay rates caused by the tight labor market and the Company's desire to maintain a stable, high quality work force. It should be noted that the present production facility is a pilot scale plant which results in a disproportionate need for personnel for production increases. It is anticipated that once the new facility is fully operational, commercial scale efficiencies will occur, allowing substantial increases in production with minor increases in the number of personnel required. These factors resulted in a gross loss of $43,000 for the second quarter of 1998, compared to a gross loss of $35,400 for the second quarter of 1997.

        Segment operating expenses increased $74,500 over the second quarter of 1997, due to increases in R&D costs of $9,200, sales and marketing of $40,200, plant start-up costs of $4,800, and general and administration of $18,400. The increase in R&D relates to development of fertilizer nutrition programs tailored specifically for golf courses and for the needs of professional lawn maintenance organizations. The increase in sales and marketing reflects the establishment of a photochemical recycling and distillation machine sales department in late 1997, the establishment of a fertilizer sales department in the second quarter of 1998, implementation of the WFS contract, and intensified corporate marketing to inform the investing public about the Company and its products and services. Plant start-up cost is a new expense category which will reflect one time costs of moving to the new plant, rent and plant operating costs prior to the plant being operational, and costs of closing the old plant. The increase in general and administration relates to a part time financial management position for a portion of the quarter and a full time position for the latter part of the quarter, and to costs related to the Private Placement funding effort.

        These factors resulted in a 1998 second quarter segment operating loss of $175,700, compared to a loss of $93,600 for the second quarter of 1997.

        For the first six months of 1998, segment sales totaled $188,500, compared to $106,000 for the first six months of 1997, an increase of 77.8%. Operating loss for the first six months of 1998 was approximately $334,200, compared to $183,700 for the first six months of 1997. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.


                SUMMARY

        On a consolidated basis, the operating loss for the second quarter of 1998 was $221,600, compared to an operating loss of $85,900 for the second quarter of 1997. Consolidated operating loss for the first six months of 1998 was $415,100, compared to an operating loss of $209,900 for the first six months of 1997.

II. Changes in Financial Condition; Capitalization

        Cash amounted to $7,243 as of June 30, 1998, compared to $19,801 as of June 30, 1997. Net cash used for operating activities was approximately $146,000 for the first six months of 1998. In addition, $41,800 was invested in property and equipment. These uses of cash were financed by stockholders, including $138,200 in proceeds from the private placement of common shares and $43,500 in advances from stockholders.

        Total assets decreased during the six months ended June 30, 1998 by approximately $4,100 to $441,000. Current assets decreased approximately $25,500 due primarily to a decrease in cash. Total property and equipment, before accumulated depreciation and amortization, increased $41,800. Of this amount, $27,700 was for costs related to acquisition of the Stead facility lease/option, obtaining the special use permit for the facility, and engineering of building improvements to be constructed prior to moving into the facility. Current liabilities increased by $236,500 and total liabilities increased by $102,500. Increases in liabilities, including $79,100 in accounts payable, $71,900 in accrued management salaries, $38,600 in payroll burdens and other accrued expenses, and $43,500 in advances from stockholders, were partially offset by loan payments to stockholders and an unrelated party totaling $15,900, and by accrued management salaries totaling $120,800 having been converted into the Company's restricted common stock.

        On March 31, 1998 the Company began a Private Placement Offering to raise $2,000,000 in equity capital. The Offering is being made in four $500,000 tranches, with the stock price of each tranche dependent on market conditions. The first tranche is presently being offered in units consisting of 54,000 shares and 27,000 warrants at a price of $10,000 per unit, with a minimum investment of one half unit. As of the date of this report $80,000 has been received.



III. Working Capital/Liquidity

        During the six months ended June 30, 1998, the working capital deficit increased by approximately $262,000 to a deficiency of $444,400. Management is continuing the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the six months ended June 30, 1998, a total of $138,200 was received from the private placement of common shares and $60,600 in various expenses were paid with common shares.

IV. New Developments

 	In April 1998 IMI began the introduction of the Gold'n Gro line of fertilizer products to WFS store managers and sales staff. WFS has 45 stores in California, with one to three sales people each. Most of these people are being briefed about the product line. Substantial company resources were devoted to this process during the second quarter, and the process is continuing into the third quarter.

	WFS has a manufacturing plant in south central California. The other activity related to implementing the manufacturing and sales agreement with WFS is establishing the logistics for movement of materials between Reno and the WFS manufacturing plant. The logistics and warehousing locations for delivery of manufactured goods from both the IMI Reno manufacturing plant and the WFS manufacturing plant are also being established. WFS is in the process of designating locations that will be used to make customer deliveries. Once these arrangements are in place, it will be possible for product to flow from the two manufacturing plants to customer locations as customer demand requires. In July 1998 WFS began manufacturing Gold'n Gro 8-12-9, a plant starter product, and Gold'n Gro 20-1-7, the number one ranked fertilizer in a two year University of California Riverside study.

	In April 1998 IMI entered into an exclusive sales agreement with Calfran International of Springfield, Massachusetts. The contract grants IMI the exclusive right to sell "Cold Vaporization" Vacuum Distillation equipment to its photowaste customers. The sales territory is the United States, Canada and Mexico, with an option to expand to other territories as demand justifies. This equipment is designed to remove the water from used liquid photochemicals, producing two products: a commercial chemical concentrate, and clean distilled water. Removal of the water from the photochemicals produces a relatively high value concentrate product that can be shipped cost effectively over long distances. The photochemical recycling sales department is concentrating on developing customer contacts for potential distiller sales. Sale of distillers is an integral part of expanding the supply of photochemicals needed to support expanding fertilizer sales.

 	During the first quarter, IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three acres of land in the Reno-Stead, Nevada area. On March 14, 1998 the Special Use Permit for the facility became effective. Building occupancy is now dependent on obtaining the necessary Environmental Control Permit, which requires obtaining of funding to support the move, completion of engineering drawings for specified improvements, receipt of necessary building permits, construction of a new floor and required spill containment, and inspection/approval by the City of Reno Environmental Control Department.. The move to the new facility was scheduled for mid to late June 1998, but delays in acquisition of necessary financing and the time required to make site improvements have pushed the move into September/October 1998. Exact timing is still dependent upon acquisition of necessary financing. As of this date the required funding has not been acquired, but discussions are on-going with several entities which have expressed interest in providing the needed funding. Management now projects that the first tranche of $500,000 may be fully funded by mid to late September 1998.

	In June 1998 the Company hired a full time finance manager to concentrate on completing the Private Placement, which is necessary for the move into the new plant and for subsequent sales growth.




 V. Forward-Looking Statements

	The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.



PART II- OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

        1. The former president of Seahawk, Inc. (Seahawk) filed suit on June 30, 1995 in the Superior Court of California, County of Orange, against the Company, W&W, and several W&W employees. W&W's liability insurance carrier defended against the suit, and in March 1997, the suit was dismissed on the grounds that the claim had no legal basis. The individual has exercised his right to appeal the dismissal. In February 1997, this individual served a second suit that includes the Company, W&W, and a key employee as codefendants, along with several unrelated parties. The suit seeks in excess of $5 million plus punitive damages. The Company's liability insurance carrier has agreed to assume the defense of this action with a reservation of rights, including the right to disclaim insurance coverage. Management believes the allegations are without merit and is vigorously defending against the suit.
In May 1998 agreement was reached with the plaintiff that if the appeal of the first suit fails, the second suit will be dropped. Due to a civil court backlog, the appeal hearing has been delayed for at least 25 months from July 31, 1998. As of the date of this report, a hearing date has not been set.

Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
	(c) Recent Sales of Unregistered Securities:

	Following is a summary of sales of unregistered securities for the three months ended June 30, 1998. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                          Shares           Value
                                          Issued          Received
                                         --------         --------
Private placement for cash and option
 exercises                                866,750         $104,675

Acquisition of a minority interest in
 American Gold & Silver Ltd. and a
 fertilizer customer list                  60,000           11,750

Interest on deferred salaries to
 management and professional employees     17,492            4,373


Current labor services of officers,
 directors and professional employees     189,700           40,600

                                        ---------         --------

                                        1,133,942         $161,398
                                        =========         ========

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


Item 3. Defaults Upon Senior Securities
---------------------------------------
        (a) As of June 30, 1998, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totaling $84,563. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1997. No collection action has been taken by the note and lease holders.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
        (a) Exhibit 11, "Computation of Loss Per Share ", is presented on page 18 of this report.

            Exhibit 27, "Financial Data Schedule", is presented on page 19 of this report.


        (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: August 13, 1998                 By: JOHN W. WHITNEY
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



DATED: August 13, 1998                 By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: August 13, 1998                 By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)

1


4