Form 10QSB
period 1998-09-30
ITRONICS INC
filed 1998-11-16
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X)   QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                             For the quarterly period ended September 30, 1998

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

        As of October 31, 1998, 49,669,857 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                        ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - September 30, 1998
    and December 31, 1997                                            4

  Condensed Consolidated Statements of Operations for the
    Three and Nine Months Ended September 30, 1998 and 1997          6

  Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1998 and 1997                    8

  Notes to Condensed Consolidated Financial Statements               9


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                         10




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                           14

Item 2. Changes in Securities and Use of Proceeds                   15

Item 3. Defaults Upon Senior Securities                             16

Item 6. Exhibits and Reports on Form 8-K                            16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                                    ASSETS

                                                Sept 30, 1998   Dec 31, 1997
                                                -------------   ------------
CURRENT ASSETS
  Cash                                          $   95,953      $   29,213
  Accounts receivable                               95,200          52,272
  Notes receivable, subscription of stock           50,746          37,337
  Inventories                                       34,849          47,973
  Prepaid expenses                                  34,665          22,462
                                                 ---------       ---------
        Total Current Assets                       311,413         189,257
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Plant lease/option acquisition costs              44,883           3,546
  Leasehold improvements                            14,212          14,212
  Equipment and furniture                          350,227         327,635
  Vehicles                                          34,263          32,858
  Equipment under capital lease                     32,012          32,012
                                                 ---------       ---------
                                                   475,597         410,263

  Less: Accumulated depreciation and amortization  271,961         247,073
                                                 ---------       ---------
                                                   203,636         163,190
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                        8,658           7,121
  Note receivable, subscription of stock            52,606          82,663
  Deposits                                           7,612           2,823
  Acquisition of minority interest                   9,250             -
                                                 ---------       ---------
                                                    78,126          92,607
                                                 ---------       ---------
                                                $  593,175      $  445,054
                                                 =========       =========

See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS'(DEFICIT)

                                               Sept 30, 1998    Dec 31, 1997
                                               -------------    ------------
CURRENT LIABILITIES
  Accounts payable                              $  176,509      $   92,654
  Accrued management salaries                      106,606          82,997
  Accrued expenses                                 135,619          67,515
  Contracts payable                                  9,713          15,394
  Current maturities of long-term debt                 -             5,000
  Current maturities of advances from
   stockholders                                    127,660          60,085
  Capital lease obligations due stockholders        25,881          24,419
  Interest payable                                  29,272          17,314
  Other                                              6,326           6,326
                                                 ---------       ---------
        Total Current Liabilities                  617,586         371,704
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Advances from stockholders, less current
   maturities                                       56,660          70,946
  Accrued salary due officer/stockholder            45,000         140,000
  Capital lease obligations due stockholders,
   less current maturities                             -             2,803
  Deferred gain, less current maturities            16,990          19,627
                                                 ---------       ---------
        Total Long-Term Liabilities                118,650         233,376
                                                 ---------       ---------
                                                   736,236         605,080
                                                 ---------       ---------

STOCKHOLDERS' (DEFICIT)
Preferred stock (-0- shares outstanding)               -               -
Common stock (46,932,357 shares outstanding at
  September 30, 1998 and 43,050,532 outstanding
  at December 31, 1997)                             46,866          43,051
Additional paid-in capital                       3,508,621       3,039,981
Accumulated deficit                             (4,037,908)     (3,350,421)
Common stock to be issued                          339,360         107,363
                                                 ---------       ---------
                                                (  143,061)     (  160,026)
                                                 ---------       ---------
                                                $  593,175      $  445,054
                                                 =========       =========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


                       Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                       ---------------------------  --------------------------
                               1998        1997          1998        1997
                            ----------  ----------    ----------  ----------
REVENUES
 Mining technical services  $ 147,052   $ 205,341     $ 297,029   $ 381,456
 Photobyproduct recycling      35,411      36,801        96,222      91,273
 Silver                        30,622      31,100       130,293      80,163
 Fertilizer                    17,003       3,927        45,054       6,417
                             --------    --------      --------    --------
     Total Revenues           230,088     277,169       568,598     559,309

COST OF SALES                 265,883     260,284       668,635     565,806
                             --------    --------      --------    --------
     Gross Profit (Loss)      (35,795)     16,885      (100,037)    ( 6,497)
                             --------    --------      --------    --------
OPERATING EXPENSES
 Depreciation and amort.        7,938       5,681        23,214      16,643
 Research and development      19,715      14,700        61,352      40,541
 Sales and marketing           67,056      22,757       180,814      59,828
 Plant start-up costs          14,367         -          19,156         -
 General and administration    96,671      68,092       272,099     180,784
                             --------    --------      --------    --------
                              205,747     111,230       556,635     297,796
                             --------    --------      --------    --------
     Operating Income (Loss) (241,542)    (94,345)     (656,672)   (304,293)
                             --------    --------      --------    --------
OTHER INCOME (EXPENSE)
 Forgiveness of debt              -        12,824           -        12,824
 Interest expense             (13,476)    (20,465)      (35,502)    (54,102)
 Other, net                     1,364       1,115         4,686       1,709
                             --------    --------      --------    --------
     Total Other Income
      (Expense)               (12,112)    ( 6,526)      (30,816)    (39,569)
                             --------    --------      --------    --------
Income (Loss) before provision
 for income taxes            (253,654)   (100,871)     (687,488)   (343,862)
Provision for income taxes        -           -             -           -
                             --------    --------      --------    --------
Net income (loss) before cumu-
 lative effect of a change in
 accounting principle        (253,654)   (100,871)     (687,488)   (343,862)


Cumulative effect on prior
 years (to December 31, 1996)
 of changing the accrual of
 audit and annual meeting
 costs                            -           -             -      ( 31,500)
                             --------    --------      --------    --------
     Net Income (Loss)      $(253,654)  $(100,871)    $(687,488)  $(375,362)
                             ========    ========      ========    ========

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)

                       Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                       ---------------------------  --------------------------
                               1998        1997           1998        1997
                            ----------  ----------     ----------  ----------
Weighted average number of
 shares outstanding (1,000's) 45,078      32,476        44,278      31,000
                             ========    ========      ========    ========

Earnings (loss) per share
 before cumulative effect of
 a change in accounting
 principle                  $(0.0056)   $(0.0033)      $(0.0155)   $(0.0119)

Cumulative effect on prior
 years (to December 31, 1996)
 of changing the accrual of
 audit and annual meeting
 costs                      (0.0000)    (0.0000)        (0.0000)    (0.0010)
                            --------    --------        --------    --------

Earnings (loss) per share  $(0.0056)   $(0.0033)       $(0.0155)   $(0.0129)
                            ========    ========        ========    ========





           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (UNAUDITED)


                                                   Nine Months Ended Sept 30,
                                                       1998         1997
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
  Net income (loss)                                 $(687,488)   $(375,362)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     23,214       16,643
     Forgiveness of debt                                  -        (12,824)
     Expenses paid with stock/notes                   104,474       58,606
     (Increase) decrease:
        Trade receivables                             (42,928)     (27,907)
        Interest receivable-stock subscription        (   912)         -
        Inventories                                    13,124      ( 4,840)
        Prepaid expenses                                6,590        8,827
        Deposits                                      ( 4,789)         -
     Increase (decrease):
        Accounts payable                               83,854      ( 8,214)
        Accrued expenses                              171,794       82,518
        Accrued interest                               11,958       15,424
                                                     --------     --------
        Net Cash Used by Operating Activities        (321,109)    (247,129)
                                                     --------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                   (65,334)     (14,262)
                                                     --------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                  406,235      283,029
  Proceeds from debt, stockholders                     68,527       96,500
  Payments on debt                                    (21,579)     (83,932)
                                                     --------     --------
        Net Cash Provided by Financing Activities     453,183      295,597
                                                     --------     --------
        Net Increase (Decrease) in Cash                66,740       34,206
  Cash, beginning of period                            29,213        1,091
                                                     --------     --------
  Cash, end of period                               $  95,953    $  35,297
                                                     ========     ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                 (UNAUDITED)


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

2. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

Item 2. Management's Discussion and Analysis or Plan of Operations
------------------------------------------------------------------

I. Results of Operations

        The Company reported a net loss of $253,654 or $0.0056 per share for the quarter ended September 30, 1998, compared to a net loss of $100,871 or $0.0033 per share for the comparable 1997 period. For the first nine months of 1998, the net loss was $687,488 or $0.0155 per share, compared to a net loss of $375,362 or $0.0129 per share for the comparable 1997 period. The results for the quarter reflect the ongoing fundamental shift in Company focus from being a technical services Company, with an R&D project, to being primarily a photochemical recycler and fertilizer manufacturer. The process of converting the R&D project to a commercial operation with significant sales growth requires increasing the Company's cost structure prior to achieving such sales growth. These necessary increases resulted in consolidated operating costs for the quarter of $205,700, compared to $111,200 for the prior year quarter. During the current quarter, management's focus has been on completing the Private Placement to provide the funds necessary to move the existing pilot scale plant into the commercial scale facility that is presently under lease/option. During the current quarter, $268,100 was received from the Private Placement and subsequent to September 30, 1998, an additional $708,300 was received. Sufficient funds are now in hand to proceed with the move to the new facility.

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


-----------------------------------------------------------------------------

                      Three Months Ended Sept 30,   Nine Months Ended Sept 30,
                      ----------------------------  --------------------------
                             1998         1997             1998         1997
                          ----------   ----------       ----------   ---------
Sales revenue              $147,052     $205,341        $ 297,029    $381,456

Operating income (loss)    $(40,168)    $    488        $(121,084)   $(25,776)


-----------------------------------------------------------------------------

        Mining technical services revenue was approximately $147,100 for the quarter ended September 30, 1998, compared to $205,300 for the comparable quarter of 1997, a 28.4% decrease. The revenue decrease is due to the third quarter 1997 completion of one major technical services project that has not been replaced, management focus on the photobyproduct fertilizer segment and the depressed price of gold, which has resulted in reduced gold mining industry need for the type of services the Company offers. Cost of sales were reduced by $30,400, due primarily to decreases in payroll costs. These factors resulted in a segment gross profit of $14,600 for the current quarter, compared to $42,500 for the third quarter of 1997. Segment operating expenses increased $12,700, including $6,400 in marketing costs and $6,200 in general and administration.

        The combination of these factors resulted in a 1998 third quarter segment operating loss of $40,200, compared to operating income of $500 for the comparable 1997 quarter.

        For the first nine months of 1998, segment revenue totaled $297,000, compared to $381,500 for the first nine months of 1997, a decline of 22.1%. Operating loss for the period was $121,100, compared to an operating loss of $25,800 for the comparable 1997 period, an increased loss of $95,300. The primary factor contributing to the sales decline was decreased consulting activity due to management concentration of effort on the photobyproduct fertilizer segment.


                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling pilot plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and selling liquid fertilizer products on a limited basis. Revenues are generated from photobyproduct management services, silver sales, and fertilizer sales.


-----------------------------------------------------------------------------

                       Three Months Ended Sept 30,  Nine Months Ended Sept 30,
                       ---------------------------  -------------------------
                             1998         1997           1998        1997
                          ----------   ----------     ----------  ----------
Sales revenue             $  83,036     $ 71,828      $ 271,569    $ 177,853

Operating income (loss)   $(201,374)    $(94,833)     $(535,588)   $(278,517)


-----------------------------------------------------------------------------

        Total segment sales for the third quarter of 1998 were approximately $83,000, an increase of 15.6% from the third quarter of 1997. Photobyproduct recycling revenue for the quarter decreased nominally from the third quarter of 1997, on a 3.5% decrease in volume. Silver sales decreased nominally from the third quarter of 1997. Silver ounces sold decreased 9.6% for the quarter. Fertilizer sales for the quarter were $17,000, compared to $3,900 for the 1997 third quarter. Cost of sales for the quarter increased $35,900 from the third quarter of 1997. The increase is comprised primarily of $3,500 in direct costs related to increased sales and $21,800 in increased payroll costs due to additional personnel needed to increase plant production and to higher pay rates caused by the tight labor market and the Company's desire to maintain a stable, high quality work force. It should be noted that the present production facility is a pilot scale plant which results in a disproportionate need for personnel for production increases. It is anticipated that once the new facility is fully operational, commercial scale efficiencies will occur, allowing substantial increases in production with minor increases in the number of personnel required. These factors resulted in a gross loss of $50,400 for the third quarter of 1998, compared to a gross loss of $25,700 for the third quarter of 1997.

        Segment operating expenses increased $81,800 over the third quarter of 1997, due to increases in R&D costs of $5,000, sales and marketing of $37,900, plant start-up costs of $14,400, and general and administration of $22,400. The increase in R&D relates to development of fertilizer nutrition programs tailored specifically for golf courses and for the needs of professional lawn maintenance companies. The increase in sales and marketing reflects the establishment of a photochemical recycling and distillation machine sales department in late 1997, the establishment of a fertilizer sales department in the second quarter of 1998, implementation of the WFS contract, and intensified corporate marketing to inform the investing public about the Company and its products and services. Plant start-up costs reflects one time costs of moving to the new plant, rent and plant operating costs prior to the plant being operational, and costs of closing the old plant. The increase in general and administration relates primarily to a full time financial management position for the quarter, and to costs related to the Private Placement funding effort.

        These factors resulted in a 1998 third quarter segment operating loss of $201,400, compared to a loss of $94,800 for the third quarter of 1997.

        For the first nine months of 1998, segment sales totaled $271,600, compared to $177,900 for the first nine months of 1997, an increase of 52.7%. Operating loss for the first nine months of 1998 was approximately $535,600, compared to $278,500 for the first nine months of 1997. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.


                SUMMARY

        On a consolidated basis, the operating loss for the third quarter of 1998 was $241,500, compared to an operating loss of $94,300 for the third quarter of 1997. Consolidated operating loss for the first nine months of 1998 was $656,700, compared to an operating loss of $304,300 for the first nine months of 1997.

II. Changes in Financial Condition; Capitalization

        Cash amounted to $95,953 as of September 30, 1998, compared to $35,297 as of September 30, 1997. Net cash used for operating activities was approximately $321,100 for the first nine months of 1998. In addition, $65,300 was invested in property and equipment. These uses of cash were financed by stockholders, including $406,200 in proceeds from the private placement of common shares and $68,500 in advances from stockholders.

        Total assets increased during the nine months ended September 30, 1998 by approximately $148,100 to $593,200. Current assets increased approximately $122,200 due primarily to increases in cash of $66,700 and accounts receivable of $42,900. Total property and equipment, before accumulated depreciation and amortization, increased $65,300. Of this amount, $41,300 was for costs related to acquisition of the Stead facility lease/ option, obtaining the special use permit for the facility, and engineering of building improvements to be constructed prior to moving into the facility. Current liabilities increased by $245,900 and total liabilities increased by $131,200. Increases in liabilities, including $83,900 in accounts payable, $109,400 in accrued management salaries, $79,500 in payroll burdens, and $68,500 in advances from stockholders, were partially offset by loan payments to stockholders and an unrelated party totaling $21,600, and by accrued management salaries totaling $180,800 being converted into the Company's restricted common stock.

        On March 31, 1998 the Company began a Private Placement Offering to raise $2,000,000 in equity capital. The Offering is being made in four $500,000 tranches, with the stock price of each tranche dependent on market conditions. The first tranche was closed on October 30, 1998. The second tranche was closed on November 9, 1998. Management is now updating the 1998 Private Placement Memorandum for the third and fourth tranches.



III. Working Capital/Liquidity

        During the nine months ended September 30, 1998, the working capital deficit increased by approximately $123,700 to a deficiency of $306,200. Management is continuing the Company's ongoing program of improving working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares. During the nine months ended September 30, 1998, a total of $406,200 was received from the private placements of common shares, $104,500 in various expenses were paid with common shares, and $180,800 in accrued management salaries has been converted to common shares.

IV. New Developments

        During the first quarter, IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three acres of land in the Reno-Stead, Nevada area. On March 14, 1998 the Special Use Permit for the facility became effective. Building occupancy is now dependent on obtaining the necessary Environmental Control Permit, which requires completion of engineering drawings for specified improvements, receipt of necessary building permits, construction of a new floor and required spill containment, and inspection/approval by the City of Reno Environmental Control Department. The move to the new facility was scheduled for mid to late June 1998, but delays in acquisition of necessary financing and the time required to make site improvements have delayed the move. Sufficient funding has now been obtained to proceed with moving to the new facility. A contractor has been selected to construct the flooring and spill containment. The building permit application process is under way and the contractor has begun work. Receipt of the building permit is anticipated shortly and construction will begin immediately thereafter. It is now anticipated that the move will occur in December and the plant will be operational in January 1999.

	       The introduction of the Gold'n Gro fertilizer products to Western Farm Services, Inc. is ongoing. Gold'n Gro fertilizer products are now being used or tested by more than 60 golf courses and other commercial customers.

 V. Year 2000 Assessment

	       The Company has begun its assessment of the potential effects of the
Year 2000 issue on the Company's operations. The assessment is in two parts.
First, an evaluation of the Company's computer systems and equipment with embedded computer chips for Year 2000 compliance. The majority of the
Company's computers and software have been acquired within the last year.
Therefore, management anticipates only minor Year 2000 compliance problems with its computer systems.

	       The second part of the assessment process involves the Year 2000 readiness of third parties. There are two primary issues related to the evaluation of the potential impact on the Company.

        First, interruption of the services provided by local public utilities, namely power and telephone service, would have a material negative impact on the Company's operations. Based on attendance at seminars and public reports, management believes that the local utility service providers are actively working on their Year 2000 compliance issues. At this time, management believes that no interruption of service will occur.

        Second, significant Year 2000 problems with the Company's major customers and suppliers could have a material negative impact on the Company's operations. At the present time, there are two major customers in the photobyproduct fertilizer segment and one major customer in the Company's mining technical services segment. The Year 2000 assessment process involves discussing the issue with these customers and evaluating the impact their operations could have on the Company's operations. All three customers are substantially larger and financially stronger than the Company, so no significant problems with these customers are anticipated at this time.

        Based on current information, management does not anticipate the Year 2000 issue will have a material impact on the Company's operations.



 VI. Forward-Looking Statements

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


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------

	(c) Recent Sales of Unregistered Securities:

	       Following is a summary of sales of unregistered securities for the three months ended September 30, 1998. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting discounts have been paid.


                                                  Shares          Value
                                                  Issued         Received
                                                 --------        --------
Private placement for cash                      1,920,000        $240,000

Price adjustment on Private Placement
 shares issued in the previous quarter            120,000             -


Acquisition of newsletter publication
 rights                                            10,815           2,000
                                                ---------        --------

                                                2,050,815        $242,000
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

Item 3. Defaults Upon Senior Securities
---------------------------------------

        (a) As of September 30, 1998, the Company and its subsidiaries were in default on various promissory notes and secured leases with stockholders totaling $84,376. Details of these notes are more fully described in Note 3 to the Consolidated Financial Statements included in the Company's Form 10-KSB for the year ended December 31, 1997. No collection action has been taken by the note and lease holders. Subsequent to September 30, 1998 one lease has been brought current and a promissory note, in the amount of $49,000, has been renegotiated. Management anticipates that all defaults will be cured by year end.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibit 11, "Computation of Loss Per Share", is presented on page 18 of this report.

            Exhibit 27, "Financial Data Schedule", is presented on page 19 of this report.


        (b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: November 14, 1998               By: JOHN W. WHITNEY
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



DATED: November 14, 1998               By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: November 14, 1998               By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)