Form 10KSB40
period 1998-12-31
ITRONICS INC
filed 1999-03-31
CIK 825203

UNITED STATES
                     SECURlTIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                FORM I0-KSB
(Mark One)
(X)     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 1998
                                                      ------------------

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934 (No Fee Required)
                        For the Transition period from______  to_______

                       Commission file number 33-18582


                                ITRONICS INC.
-----------------------------------------------------------------------------
                (Name of small business issuer in its charter)


         Texas                                     75-2198369
-----------------------------------------------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification Number)
incorporation or organization)

6490 South McCarran Boulevard, Building C, Suite 23 Reno, Nevada   89509
----------------------------------------------------------------------------
        (Address of Principal Executive Offices)                  Zip Code

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

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

        State issuer's revenues for its most recent fiscal year: $766,720.
                                                                 --------

        The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of February 28, 1999, was $19,675,733.

	As of February 28, 1999 there were issued and outstanding 56,423,631 shares of the Registrant's Common Stock.

                        ITRONICS INC. AND SUBSIDIARIES

                        1998 FORM 10-KSB ANNUAL REPORT

                              TABLE OF CONTENTS

                                    PART I
                                                                       PAGE
                                                                       -----
Item 1.         Description of Business                                 4
Item 2.         Description of Property                                 22
Item 3.         Legal Proceedings                                       23
Item 4.         Submission of Matters to a Vote of Security Holders     24

                                   PART II

Item 5.	    Market for Common Equity and Related Stockholder
                  Matters                                               24
Item 6.	    Management's Discussion and Analysis or Plan of
                  Operation                                             26
Item 7.         Financial Statements                                    30
Item 8.         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                   30

                                  PART III

Item 9.	    Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act                                   31
Item 10.        Executive Compensation                                  33
Item 11.        Security Ownership of Certain Beneficial Owners
                  and Management                                        35
Item 12.        Certain Relationships and Related Transactions          37
Item 13.        Financial Statements, Exhibits and Reports on Form 8K   37

ITEM 1.	DESCRIPTION OF BUSINESS.
-------     ------------------------

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

        2. Photobyproduct Fertilizer: * This segment, known as Itronics Metallurgical, Inc., operates a semi-works * * photobyproduct recycling plant and is developing new silver-gold refining technology. Parts of the photobyproduct process technology are patentable but are not yet patented. The silver-gold refining process is patented and has worldwide applicability. Revenues are generated by photobyproduct management services, sale of silver, and sale of Gold'n Gro liquid fertilizer products. In the first half of 1999 the recycling operations are being moved to a commercial size facility. The Company is expected to achieve a commercial level of fertilizer sales in the second half of 1999.


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

        The Company has two wholly owned subsidiaries, Whitney & Whitney, Inc. ("W&W") and Itronics Metallurgical, Inc. ("IMI"), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 81.63% owned joint venture, American Hydromet. A brief description of each organization follows:

        1.      Whitney & Whitney, Inc.:
                ------------------------
         W&W was incorporated in 1977 and is a wholly owned subsidiary of the Company. W&W is primarily a mineral consulting firm that provides technical services to the mining industry. The broad range of services provided by W&W includes mineral economics, geological studies, mining and cost engineering, and project management services. W&W has extensive experience with base metals, precious metals, such as gold and silver, specialty minerals, such as molybdenum and tungsten, coal, and industrial minerals. W&W has performed substantial services for small, medium, and large mining projects. W&W has performed services for many leading U.S. and foreign mining companies, various state agencies, for the United States and several foreign governments and the United Nations. W&W was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry.

        2.      Itronics Metallurgical, Inc.:
                -----------------------------
         IMI is a wholly owned subsidiary of the Company. IMI was established in 1981 to manage the metallurgical and materials processing operations being developed under W&W and American Hydromet research and development programs. IMI has been the main provider of management services to American Hydromet since 1986. IMI is now managing the photobyproduct fertilizer segment as discussed below. IMI is responsible for precious metal and other material product sales, and markets a five ounce bar bearing a unique hallmark, "Silver Nevada Miner".

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

        4.      American Hydromet:
                -----------------
         American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The photobyproduct fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which W&W serves as the general partner and owns a general and limited partnership interest totaling 10.907%. The Company owns a 32.99% limited partnership interest in AG&S. In total, the Company owns approximately 81.63% of American Hydromet.

	SUMMARY HISTORY OF OPERATIONS

          Whitney & Whitney, Inc. was incorporated in Nevada in 1977 to provide a wide range of technical services to the mining industry. During the 1980's, W&W completed several multi-client fertilizer marketing studies. Also during this time period, W&W was contacted by state and local environmental officials concerning the problem of photographic wastes, laden with silver and other toxic heavy metals, being dumped in local sewer systems.

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

	As mentioned above, it was believed that the R&D effort would be fully supported by photowaste service revenue. However, two major factors prevented this from occurring. First, during 1992 and 1993, there was reduced enforcement of applicable regulations by various environmental agencies, and, second, during the same period, a competitor entered the Northern Nevada market by offering free service in exchange for the contained silver in photowaste solutions. In order to prevent loss of customers and to increase volume, the Company instituted three price reductions of approximately 40% each during the period of 1992 to 1994. The result is that 1997 volume was 159% greater than 1992 volume, but service revenue remained essentially the same throughout this time period, contributing to the losses that have occurred.

	During this same time period, the Company worked with environmental officials to obtain strengthened enforcement activity. Enforcement strengthened in 1996 and 1997, not only in Northern Nevada, but in California and most of the other 48 states in the U.S. In 1996 the Nevada regulatory authorities made changes in the Company's permit status that increased the number of used chemical solutions that the Company can process for utilization in fertilizer and other chemical concentrates. Tightening of regulatory enforcement also reduced competitive price pressures by making it more difficult for service companies with minimal compliance capability to continue to offer low cost services. The result was that beginning in 1996 selective increases in service pricing became feasible.

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

        To summarize, the combination of under-capitalization and the problems encountered in the photobyproduct fertilizer R&D project produced the opera-ting losses that have occurred.

        A more detailed discussion of the business of the Company contained in
Item 1 of this report, based on the Company's two business segments which were briefly described above, follows. The operating results of the two segments are discussed in Note 13 to the Consolidated Financial Statements beginning on page 60 of this report.

        MINING TECHNICAL SERVICES

1.	Services offered

	The Mining Technical Services segment of the Company offers a wide range of technical services to the mining industry. These include the following:

      Management Support:

        - Assistance in assembling mineral project development agreements and ongoing technical support during project development and after operations begin.

        - Advice on mineral development strategy, economic aspects of tax policy, long term investment strategy and infrastructure development related to large and small scale mineral development.

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

      Other Specialized Technical Services:

        - Mineral economics and cost studies.

        - Metallurgical process development.

        - Open pit and underground mine planning.

        - Ore reserve development.

2.  Operations

        The Mining Technical Services segment accounted for 55.2% of the Company's 1998 consolidated revenue. One major client produced 93% of this revenue. At present this client has two ongoing projects. The first involves project management of a Nevada mine property, including sampling, mapping and data compilation and property acquisition services. The purpose of these services is to acquire and organize the land and information necessary to prepare the property for presentation to major mining companies for potential investment for exploration and development activities. The second project involves locating water resources in Southern California. The Company has provided technical services for this client for many years and expects such services to be ongoing.

	The primary source of new business for the Mining Technical Services segment is the reputation of W&W and its key employees. In addition, W&W expands its network of contacts by attendance at various mining association conventions.

	In the past W&W has published specialized mineral economics and materials financial reports. W&W is evaluating re-entry into this market, with a goal of producing mining publications targeted for general investors interested in mining.

3. Expansion Plans

        Prior to 1991, the Company had plans to directly invest or joint venture in mining projects and had formed a subsidiary to enter that market. Those plans were put on hold until completion of the photobyproduct fertilizer R&D program. Now that the R&D program is nearly converted to commercial operations, the Company has recently taken steps to expand the mining technical services presence in the mining industry, both from a services perspective and from a mining operations perspective.

	In December 1998 a new Manager of Mining Technical Services was appointed to lead W&W's efforts to expand its operations on several fronts. First, it had been previously identified that in order to compete for technical services projects, W&W needed mine planning computer software and the appropriate hardware and personnel to operate it. With completion of the first and second tranche of the 1998 Private Placement, W&W acquired the needed software and equipment and hired an experienced computer specialist to assist in marketing the new services. Second, in January 1999 W&W initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as the Company's proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. Third, in March 1999 W&W signed a consulting agreement with Golden Phoenix Minerals, Inc. (GPXM). Under the agreement, W&W will provide management, merger and property acquisition, and technical services to GPXM.



        PHOTOBYPRODUCT FERTILIZER

1.	Research and Development

	The photobyproduct fertilizer (the American Hydromet Project) segment of the Company has primarily been involved in research and development, which has the objective of developing integrated technology that can be used to recycle photobyproduct materials, that recovers all of the silver and all other toxic metals from those materials, and which utilizes demetallized liquid photobyproducts in a "heavy-metal-free" liquid multi-nutrient fertilizer product line for turf and other applications. The status of development of the three integrated components is more fully described below:

	The technology is being developed in a semi-works plant in Reno which is operating in about 7,000 square feet of leased facilities. Development of the integrated technology represents a major technical innovation. There are three separate functions for handling the waste photoliquids. The first is the solution demetallization and conditioning process. This process is used to demetallize and recondition the metal-bearing photofixers and photodevelopers that are picked up from photousing businesses. This portion of the process is very efficient, recovering over 99.98% of all the contained toxic metals, and a very large percentage of contained iron. There are two products from this part of the operation: (1 )a metal-bearing sludge, and (2) the conditioned, demetallized, liquids.

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

      The process, known as the "American Hydromet Silver-Gold Refining Process" is a technological discovery that has the potential to significantly alter the proprietary commercial gold-silver refining industry world-wide. This proprietary technology is presently being further developed with continuing research and development.

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

        The reconditioned photoliquids are used as a component of turf and other fertilizers. The fertilizers are multi-nutrient nitrogen products and produce excellent results in application. Development of the fertilizer took more than 9 years and involved a number of stages of development. Important steps in the development of the fertilizer were: (1) patent and applications literature research to determine if similar materials were being used in fertilizer products, (2) initial plot testing, and chemical analysis of "run of plant liquid" to determine the response of turf and different plants to the non-supplemented liquid, (3) an extended period of mix testing and then large-scale field testing of the mixes to determine the suitability for use on turf, (4) development of manufacturing procedures for the chosen mix, and (5) large scale field testing by different types of users to determine acceptability and to identify problems prior to implementing a commercial manufacturing and marketing program. A problem inherent in fertilizer product development is the seasonal nature of the business. Each series of plot tests requires essentially one year because of the seasonal nature of plant growth. This lengthy product development cycle will continue to apply to new fertilizer products that are being developed.

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

        Through 1997, the Company has been testing its Gold'n Gro 20-1-7 in various commercial applications, including golf courses, turf farms, and professional lawn maintenance organizations. In 1995 the Company began participating in a controlled fertilizer product application comparison program sponsored by the University of California at Riverside. For the second consecutive year, Gold'n Gro 20-1-7 was rated Number 1 in the program, which compared "top of the line" multinutrient nitrogen fertilizers produced by leading U.S. fertilizer manufacturers. Gold'n Gro 20-1-7 is registered in California and Nevada. In early 1997, Gold'n Gro Iron, a fully chelated liquid iron supplement fertilizer, was registered in California and Nevada. In mid 1997, development of Gold'n Gro Manganese was completed. The manganese, iron and zinc included in this product are in a citrate chelated form supplemented with EDTA chelate, which makes the micro-nutrients readily available to plants. In December 1997 development of Gold'n Gro 6-0-10 was completed. This product is designed for use in drip irrigation systems and for grape, vegetable and citrus applications. In August 1997, the Company received a national trademark for the name "Gold'n Gro".

	In early 1998 development of eleven new Gold'n Gro fertilizer products was completed. These include Gold'n Gro 10-1-10 for vegetables, especially potatoes, Gold'n Gro 7-3-9 for grapes, vegetables and citrus, Gold'n Gro 20-0-4 for use by nurseries and for vegetables, Gold'n Gro 8-12-9 for use as a plant starter for vegetables and field crops, and Gold'n Gro 6-3-9 for use by nurseries and for house plants and garden vegetables. In addition there are three formulas each for golf course tees/greens and golf course fairways/roughs. The formulas are designed for cool season, mid-season (spring and fall) and warm season. In early 1999 a decision was made to focus on just eight products in order to simplify and speed up the introduction of the products into the marketplace.

	IMI was developing a fertilizer injector system for use by golf courses and professional growers to inject the Gold'n Gro fertilizers into drip and sprinkler irrigation systems. Completion of this product was deferred after IMI was introduced to a company that had developed a prototype injector system that was almost identical to the IMI system that was under development.

        All Gold'n Gro products are carefully engineered to provide micro-nutrient content adequate for plant nutrition, while also being completely "heavy-metal-free" and safe for the environment.

        The Company has identified potential applications for the specially conditioned liquids in the mining industry, and has begun to seek joint venture partners to invest in the needed research and development. This project is more fully discussed on page 9 of this report.



2.	Operations

	The Company operates a semi-works plant for the purpose of completing development of an integrated system to receive photobyproduct materials, recover the silver and other metals, and convert the demetallized solutions to liquid turf fertilizer and other products. A critical component of this system is to match, within a reasonable range, the incoming volume of photoby-product solutions with the volume of utilization of those solutions in fertilizer or other manufactured products. At the outset of the technology development program, regulatory constraints were imposed to limit the amount of photobyproduct materials that the Company could handle until a commercial fertilizer was perfected, or some other commercial use for the material was developed. As a result, during the lengthy period of researching and testing the fertilizer products, the Company has not significantly expanded photoby-product solution volume. However, as testing of the basic products nears completion, the Company has begun to aggressively seek new photobyproduct solution business.

	Photobyproduct management services is operating as a regional business with northern Nevada as the center of its activities. The Company is serving more than 200 customers in the northern Nevada market and believes that it has the dominant position in this market. A satellite service operation has been established in the San Francisco Bay Area, but it has not grown appreciably over the last four years. Now that a line of commercial fertilizer products has been perfected, the Company plans to expand its San Francisco Bay Area and Northern California service operations.

	The San Francisco Bay Area is large, but there are at least three strong competitors in the market. Market conditions have changed over the past several years and pricing has adjusted upwards from the lows seen in late 1994. Because of this, the Company is now able to compete based upon pricing and service quality.

        In late 1995, the Company sold a prototype installation of low temperature vacuum distillation equipment to a large manufacturing company in northern Nevada. This equipment separates the water from the photochemistry without destroying the basic chemical components, and produces a high value concentrate. The separated water is further purified and is usable in manufacturing operations. A valuable commercial product is produced, and nearly 100% of water reuse is achieved.

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

        The distillation concentrate has a high silver content and is dominantly composed of ammonium thiosulfate (ATS) and EDTA chelates, the basic chemicals used in photo fixer solutions. Itronics' fertilizer blending technology is designed to utilize the concentrate in fertilizer.

	Itronics' plan is to seek companies that handle sufficient volumes of photographic liquids to justify purchase of the distillation equipment. The ATS concentrate can be shipped in interstate commerce as a commercial product, resulting in the opportunity to serve the national market. Successful introduction of this technology will increase the value per gallon of material handled by a factor of five to ten, and will increase the amount of silver handled per gallon of photoliquids received. As the supply of the ATS concentrate grows, so too will the silver refining operation. The transition from low silver content liquids to high silver content liquids will increase the importance of the silver refining operations and silver sales. During the fourth quarter of 1997, a sales department was established to concentrate on expanding the customer base for such distillation equipment and photobyproduct services.

	Achieving profitability for the photobyproduct fertilizer segment will require expansion of the plant from the present semi-works scale to a small commercial scale. In January 1998 IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three acres of land in the Reno-Stead, Nevada area.

	The purchase option price is $1,000,000 including a $300,000 down payment. The owner has agreed to finance $700,000 of the purchase price and has the alternative to carry it over 25 years at commercial rates with a 5 year balloon or by taking 2,491,103 shares of the Company's restricted common stock. In March 1999 IMI exercised the option to purchase the facility and the seller agreed to take the $700,000 in the Company's restricted common stock. The purchase is targeted to be completed prior to March 31, 1999.

	An application for a Special Use Permit was filed with the City of Reno on January 15, 1998. On March 4, 1998 the Reno Planning Commission approved the Special Use Permit Application, and the Permit became effective on March 14, 1998. The lease and occupancy are now dependent on obtaining the necessary Environmental Control Permit, which will require completion of engineering drawings for specified improvements, receipt of necessary building permits, inspection/approval by the City of Reno Environmental Control Department, and obtaining of funding to support the move. A concrete flooring and containment berm is complete. Engineering drawings for the plumbing and electrical components are now being prepared. Application for the building permit to complete the equipment installation is expected to be made in April 1999, and the move to the facility is being planned for May 1999.

	The new facility will make it possible for IMI to expand fertilizer manufacturing and silver refining to commercial operations.

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

        The photobyproduct management services are typically performed pursuant to an exclusive one year service agreement that obligates the Company to accept from the customer photobyproducts conforming to the provisions of the agreement. The service agreement is automatically renewed annually, and can be canceled by advance notice of 30 days. The fee is based upon the silver content of the waste and competitive market factors. The Company periodically reviews and adjusts the fees charged for its services. The annual contract and service fee provisions are necessary for the Company to recover its substantial investment in technology, and to protect it under the regulatory framework in which it must operate.

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

        The Company is evaluating the potential for use of acetic acid in fertilizer. If this proves to be technically feasible, then the Company will begin to accept used acetic acid solutions as well. The Company is also reviewing the potential for handling silver-bearing ion exchange resins.

        The photobyproducts are transported to the Company's current semi-works recycling facility at Reno, Nevada. All customer's material, whether it is photographic solutions or film, is logged and recorded.

        Upon receiving photographic solution into the processing facility, two samples of the incoming waste are always taken prior to processing. One sample is sent to an independent EPA certified laboratory for analysis. The other sample is retained by the Company and stored on-premises for two months. At this time, the photographic solution is also tested for contamination.
High chrome content wastes are specifically rejected. It has been the experience of the Company that new customers, with limited knowledge of the rules and procedures, may submit materials containing foreign substances.
The Company achieves high contaminant control standards with its regular customers.

        Once testing is completed, the photographic solutions are processed in American Hydromet's proprietary system.

        As part of the process, silver bearing sludges are separated from the photobyproduct solutions, filtered, and then dried. The Company then refines the material into silver matte bars and ships them to an internationally known silver refiner for sale.

        Presently, the recovered silver is processed in the Company's prototype refining operation. This operation is small scale and will be scaled up to a commercial level once the move to the new facility is completed.

        The final stage of the photobyproduct fertilizer process is to blend the demetallized solution with other nutrients to create liquid turf fertilizer and other "heavy-metal-free" Gold'n Gro products. Through 1995, the Company's primary focus had been on field testing the products. Consequently, sales of fertilizer have been limited. In 1996, however, the Company began small scale commercial sales, and is presently working with several commercial users of the product to determine the optimum application procedures. During the third quarter of 1996, the Company initiated discussions with three large fertilizer distribution companies regarding potential distribution arrangements for the Company's fertilizer and chemical products. Initial discussions center around the possible sale of 100% of the Company's fertilizer production capacity, with increasing sales as capacity is expanded. In March 1998 a manufacturing and marketing agreement was entered into with one of these companies. A more detailed discussion of the progress of the marketing program is on page 19 of this report.

	The fertilizer manufacturing operation is also at a small scale. In 1997 new tankage was acquired and installed and a larger mixer system was installed. This operation is suited for automation at a larger scale and planning is ongoing to determine the desired configuration and requirements for a commercial scale operation at the new Reno-Stead plant facility. In early 1999 the new plant configuration was complete and acquisition of additional tankage and mixing equipment was begun. The majority of the new equipment is being financed with capital leases. The initial investment in equipment is estimated to be approximately $350,000.

        In 1998, the photobyproduct fertilizer segment produced 44.8% of the Company's revenue. Over the next several years, this segment is expected to grow significantly in relation to the mining technical services segment. Consequently a major shift in the Company's operations toward the photobyproduct fertilizer segment is being implemented. Eventually, this segment may produce the majority of the Company's revenues.


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

        Nationally, about 79 million ounces of silver are consumed in photo-materials annually. Approximately 30% of this is lost through disposal in sanitary sewers nationwide. Itronics' technology recovers 99.975% of the silver contained in these waste solutions. Thus, as the photobyproduct re-cycling operation expands, silver refining will become more significant to the Company. The Silver Institute indicates that silver usage in photography is increasing, and will continue to do so over the next several years.

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

        Silver recovery from black and white and x-ray chemistry is an established industry. Silver recovery is typically accomplished at a user's site by specialized recovery equipment. The equipment is normally installed and maintained by way of a service agreement with the vendor, or vendor representative. The service of silver recovery is particularly entrenched in the medical field where the service business supplies a silver recovery unit and also picks up film waste for sale to a waste film processor. Black and white and x-ray chemistry is typically monometallic with silver being the main EP-Toxic metal. The recovery units are only about 90% efficient in routine operation, so significant amounts of the silver are discharged into the sewerage systems. This compares to the Company's technology which routinely recovers 99.975% of the silver content.

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

	Waste film processing is an established competitive industry in the United States. It is highly segmented and characterized by many small processors, most of which are located in the eastern part of the United States. The number of processors in the West Coast is limited. There are believed to be three companies of consequence, one in California, one in Washington State and one in Utah. Some waste film is exported to Korea, Japan and China. Eastman Kodak is now the largest and dominant waste film processor in the eastern U.S. Kodak may be the largest silver recycler in the United States. DuPont has sold its silver recovery operations and is now out of the business. Kodak purchases scrap film from its large film processing customers.

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

        A larger impact on photo waste generation has been the pressure for companies to reduce the amount of waste generated at the operating sites. In photography, water was used in copious quantities for film rinsing and large quantities of low chemical content waste liquids were generated. With the tightening of regulation of discharge of contaminated waters to sanitary sewers, the equipment manufacturers have focused on reducing water usage. This attention to reduction of waste water has also contributed to a reduction in the quantities of waste liquids being generated. It is expected that efficiency of use and associated waste reduction will continue, driven by increasing waste disposal costs.

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

        As discussed under the section on Regulation, the actual rate of growth for the photobyproduct recycling business is dependent upon the rate and vigor of environmental enforcement. The Company's photobyproduct recycling business development will continue to be dependent upon this fact, however, the results of continuing expansion of regulatory enforcement are beginning to be seen on a major scale. For example, Safety Kleen entered the business in early 1995 by acquiring three large private photowaste handling companies on the east and west coasts of the U.S., in Boston, San Francisco, and Los Angeles. These acquisitions include the largest photowaste handler in San Francisco, and one of the top three photowaste handlers in Los Angeles. The entry of this large waste hauling company in the market, along with continuing expansion of enforcement has created a very dynamic market situation with many changes occurring. Opportunities for Itronics to build relationships with the major photoproduct manufacturers and service companies using its superior fully integrated technology are now opening up.

        Toward that goal, one of the top international photoproduct manufacturing companies has approached Itronics because of Itronics' photobyproduct fertilizer manufacturing technology and because of Itronics' growing service capability in Northern California. Itronics and this company are presently establishing a working service relationship in Northern California while the company evaluates the potential for the fertilizer in the U.S. and European markets. Itronics ability to develop a larger scale working relationship with this and other large photoproduct manufacturers is dependent on its ability to establish a nationwide service capability in a relatively short period of time (2 to 3 years).

II. Photobyproduct Fertilizer

        The urbanization of the United States has led to the development of an "Urban Fertilizer Market". The total fertilizer market consists of the "Agricultural Market" and the "Urban Market". Each market accounts for at least $3 billion in annual sales in the United States making the total a $6 billion market.

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

	Itronics' photobyproduct fertilizer Gold'n Gro 20-1-7 was developed for the Urban market as a "turf" product. Its principle customers will be home owners, professional lawn service companies, golf courses, turf farms, and large municipal and commercial facilities. Since early 1997, IMI has completed development of an additional 14 fertilizer products. These products cover most of the applications being targeted in the Turf, Ornamental and Professional Grower markets in the western U.S. In early 1999 the decision was made to focus marketing efforts on eight of these products.

        Itronics estimates that more than 100 million gallons of photowaste liquids are generated annually in the United States. The ratio for converting one gallon of photobyproduct to Gold'n Gro 20-1-7 fertilizer is approximately 1 gallon of photobyproduct to 4 gallons of fertilizer. This means that there is enough supply of photobyproduct to support the manufacture of 400 million gallons of photobyproduct fertilizer annually, equivalent to approximately two million tons.

        Itronics estimates that on a commercial scale, the combined revenue of photobyproduct services, silver and fertilizer will exceed $10.00 per gallon of photobyproducts received. Consequently, the potential market for these products and services exceeds $1.0 billion.

        Initially, small volume sales were made intermittently to two turf farm operations, to a regional lawn service company, and to two golf courses in northern Nevada. Making these sales and working with the customers allowed the Company to learn the specific requirements for each market. It also made it possible to assess the feasibility of direct marketing the product as compared to selling to distribution companies who would do the direct marketing. Experience to date indicates that selling to fertilizer distribution companies will be a more efficient method of achieving large scale sales in a reasonable period of time.

        The Company's plan was to initially focus on regional fertilizer sales. Options for distribution were reviewed, and discussions were initiated with fertilizer distribution companies and with potential large users such as golf courses. These activities were conducted as part of an ongoing market development plan for the fertilizer side of the business. The ability to sell the fertilizer efficiently at a relatively large scale is an important determinant of the Company's ability to grow. The business development efforts now underway have the specific objective of achieving this goal by identifying large acreage markets for individual Gold'n Gro products.

	Discussions regarding fertilizer distribution were completed with Western Farm Services, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. Agrium is the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer and purchased a bulk quantity of the product. The WFS customer field tests were successful. WFS has committed to marketing all of the Gold'n Gro products. Another Agrium subsidiary, Source 1, has also committed to marketing all of the Company's commercial products.

	In March 1998 IMI signed a definitive manufacturing and distribution agreement with WFS. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI's Gold'n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. IMI will manufacture its base products for shipment to various WFS manufacturing and distribution facilities in those six states. In April 1998 IMI began the introduction of the Gold'n Gro line of fertilizer products to WFS store managers and sales staff. WFS has 45 stores in California, with one to three sales people each. Most of these people are being briefed about the product line. Substantial company resources were devoted to this process during 1998, and the process continued into 1999. The result of these efforts is that now more than 70 golf courses are using or testing the Gold'n Gro fertilizer products.

	WFS has a manufacturing plant in south central California. The other activity related to implementing the manufacturing and sales agreement with WFS is establishing the logistics for movement of materials between Reno and the WFS manufacturing plant. The logistics and warehousing locations for delivery of manufactured goods from both the IMI Reno manufacturing plant and the WFS manufacturing plant are also being established. WFS is in the process of designating locations that will be used to make customer deliveries. Once these arrangements are in place, it will be possible for product to flow from the two manufacturing plants to customer locations as customer demand requires. In July 1998 WFS began manufacturing Gold'n Gro 8-12-9, a plant starter product, and Gold'n Gro 20-1-7, the number one ranked fertilizer in a two year University of California Riverside study. A third product, Gold'n Gro 9-3-9, was also manufactured successfully.

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

	Based on past experience, the Company's photobyproduct hauling volume starts each year at comparatively low levels in the first quarter, steadily increases during the second quarter, peaking in June or July, declining during the third quarter, and reaching levels similar to that of the first quarter by year end. Consequently, revenues from both photobyproduct services and silver sales are significantly reduced during six months of each year. The cause of this cyclical pattern is the tourism based economy in Northern Nevada, which has a comparable seasonal pattern. The volume of visitors directly affects photobyproduct volume from consumer photoprocessing companies. To mitigate the seasonal effect on this segment of operations, the Company is focusing its marketing efforts on larger volume customers in the medical, military, printing and industrial photo fields. The seasonality factor for photobyproduct and silver revenues should also be reduced as the Company expands into California and other regional markets that are not as heavily dependent on tourism.

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

        To the best of the Company's knowledge, it has obtained permits from governmental agencies having jurisdiction over it, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. The Company is not required to obtain federal permits, but is required to have, and has obtained, local permits for its photo-byproduct semi-works recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that the Company may construct. The Company's semi-works recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, the Company's operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to employees of the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY.
------- ------------------------

        I.      FACILITIES.
                -----------
        Itronics leases approximately 3,000 square feet of office space at 6490 South McCarran Blvd., Building C-23, Reno, Nevada. The Company shares offices with W&W and IMI. W&W has the office equipment and furniture and technical library typically found in a consulting business. IMI leases approximately 8,400 square feet of warehouse space in Reno, Nevada. This space contains the plant for the photobyproduct recycling business, laboratory and research facilities, fertilizer manufacturing and inventory, and the Company's prototype silver refining operation.

	As previously discussed on page 13 of this report, IMI has entered into a lease/purchase agreement to acquire a 35,000 square foot manufacturing facility in Reno-Stead, Nevada. IMI exercised the purchase option in March 1999, and expects to complete the purchase prior to March 31, 1999.

	In March 1999 W&W leased approximately 2,500 square feet of office space in Reno, Nevada. The W&W technical services group will be relocated to this space in April 1999.

        II.     EQUIPMENT.
                ----------
        The actual equipment being used in the recycling process is proprietary information. However, the plant for processing liquid photoby-products is a fairly typical chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration. The plant design is modular and is suited to a small scale operation. Actual space required for commercial operation of the liquid photobyproduct processing operation is 15,000 square feet.

        The refining operation consists of a material handling section, solids roasting, and a melting section. The actual equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces. Plant design is modular, is partially auto-mated, and is currently being operated on a small scale. When sized for larger commercial volumes, the plant will still be small. It is expected that ultimately 10,000 square feet of space will be required for a relatively large commercial volume. Presently 1,000 square feet of space is in use.

        A unique aspect of work place environmental management in the pilot plant is the use of portable sumps under all items of equipment that manage the processing and transfer of liquids whether hazardous or not. Large hoods and roof fans are utilized in all facilities to ensure adequate air flow and ventilation.

	The Company is now substantially expanding its investment in equipment in preparation for the move to the Reno/Stead facility. Originally, it was planned to move the pilot plant equipment to the new facility in much the same configuration as the existing plant, with some additional equipment for increased production capacity. However, market acceptance of the Gold'n Gro fertilizer products and regulatory changes in California and Oregon that are tightening liquid photochemical waste disposal requirements have shown the need for significantly expanded production capacity. Capacity at the new facility is now planned to process 20,000 to 60,000 gallons of used photchemicals per month and to manufacture 30,000 to 70,000 gallons per month of liquid fertilizer. Refinery capacity is now planned to produce 5,000 to 10,000 ounces of silver per month.


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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.
------- --------------------------------------------------------

	The Company held its annual meeting on November 19, 1999. At that time, the shareholders elected the present directors as a group. Following is a summary of the voting:

	Directors as a Group:
	   John W. Whitney
 	   Paul H. Durckel
	   Alan C. Lewin

		Votes: For			36,228,799
			 Against		        42
			 Abstain		    30,000






                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
------- --------------------------------------------------------
        (a). Market Information. The securities of the Company are traded on the over-the-counter market, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board.

        The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 1997, 1998, and the first quarter of 1999, through February 26, 1999.


                              High Bid           Low Bid
                              --------          --------
        3/31/97                $0.31              $0.03
        6/30/97                $0.27              $0.14
        9/30/97                $0.28              $0.13
        12/31/97               $0.38              $0.25
        3/31/98                $0.29              $0.20
        6/30/98                $0.25              $0.13
        9/30/98                $0.23              $0.14
        12/31/98               $0.27              $0.19
        2/26/99                $0.94              $0.17

        These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

        (b) The number of record holders of the Common Shares on December 31, 1998 was approximately 867.



        (c)     Dividends.
                ----------
        The Company has paid no dividends.


	Recent Sales of Unregistered Securities:
	---------------------------------------

	Following is a summary of sales of unregistered securities for the fourth quarter of 1998. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                      Shares       Value
   Transaction Description                            Issued       Received
 ----------------------------                       -----------   ---------
Private placement for cash (includes
 notes receivable totaling $25,000 at
 December 31, 1998)                                  6,750,000   $  843,750

Exercise of options                                  1,407,620      140,762

Labor services of management and directors             729,473       91,543

Interest on accrued management
 salaries                                               78,692        9,874

Consulting and operating expenses                       44,085        9,500

Purchase of equipment                                    7,500          938
                                                     ---------    ---------

                                                     9,017,370   $1,096,367
                                                     =========    =========

	In connection with the above cash private placement, two year warrants representing options to acquire 4,870,000 restricted common shares at $0.25 and $0.40 per share for the first and second years, respectively, were issued. In addition, two year warrants representing options to acquire 3,720,000 restricted common shares at $0.15, $0.20, $0.30, and $0.40 per share for the respective six month intervals were issued.

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



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------- ---------------------------------------------------------

I.      Results of Operations

        The Company reported a 1998 consolidated net loss of $1,024,863 or $0.0223 per share compared to a 1997 loss of $530,921 or $0.0170 per share. The primary causes for the increased loss are (1) a decline in technical services gross profit due to the completion of one of the major technical services projects early in the fourth quarter of 1997 and to management concentration of effort on fertilizer product development; and (2) increased operating costs associated with research and development on the Gold'n Gro line of fertilizer products, corporate marketing, establishment of sales and marketing departments for photobyproduct services and fertilizer sales, start-up costs associated with the new manufacturing facility, and the addition of management personnel in the finance function. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus has been on raising the capital required to complete the move to the new facility and on making both the investing public and potential customers aware of the Company and its products and services.

        Consolidated sales increased approximately $88,100, or 13.0%, in 1998 compared to 1997. Consolidated cost of sales and operating expenses increased approximately $606,500, or 53.0%, in 1998 compared to 1997. To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

        MINING TECHNICAL SERVICES
-----------------------------------------------------------------------------

                                               Year Ended December 31,
                                             ---------------------------
                                                  1998         1997
                                               ---------    ----------
Sales revenue                                  $ 422,848     $442,190

Operating income (Loss)                         (201,136)     (74,910)

-----------------------------------------------------------------------------

        Mining technical services revenue totaled $422,848 for 1998, compared to $442,190 in 1997, a decrease of 4.4%. Included in these revenue figures are pass-through expenses of $221,856 and $140,123 for 1998 and 1997, respectively. Excluding these amounts, revenues amounted to $200,992 and $302,067 for 1998 and 1997, respectively, a decrease of 33.5%. This decline in revenue is attributable to a combination of reduced work level and 1997 completion of one of the Company's major projects and to management concentration of effort on the photobyproduct fertilizer segment of the

Company. Continuing depressed gold prices have reduced the mining industry's need for the Company's services. However, there is also a business opportunity in that many mining companies have reduced their technical staffs, but have ongoing technical needs. The Company's plans to expand the technical services segment are more fully discussed on page 9 of this report.

        Combined cost of sales and operating expenses totaled $623,984, compared to $517,100 for 1997, an increase of 20.7%. Included in these operating expense figures are pass-through expenses of $221,856 and $140,123 for 1998 and 1997, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $402,128 and $376,977 for 1998 and 1997, respectively, an increase of 6.7%. The increased costs are attributable to increased professional salaries and corporate marketing efforts.

	The above changes in revenues and operating expenses resulted in a segment operating loss of $201,136 for 1998, compared to an operating loss of $74,910 for 1997.

        PHOTOBYPRODUCT FERTILIZER
-----------------------------------------------------------------------------

                                                Year Ended December 31,
                                              --------------------------
                                                  1998        1997
                                               ---------   ---------
Sales revenue                                 $ 343,872    $ 236,432

Operating income (loss)                        (783,201)    (391,041)

-----------------------------------------------------------------------------

        Revenues for the photobyproduct fertilizer segment totaled $343,872 in 1998, compared to $236,432 in 1997, an increase of 45.4%. Volume for photoby-product recycling services in 1998 decreased 1.2% from 1997, while photobyproduct recycling revenue increased by 2.1%. Silver sales were $163,799 and $102,572 for 1998 and 1997, respectively. The 59.7% sales increase reflects a combination of a 50.6% increase in sales volume and a 13.2% increase in the average silver price in 1998, compared to 1997. Fertilizer sales were $53,750 and $10,077 for 1998 and 1997, respectively, an increase of 433%. During the current year, the majority of the sales have been to Western Farm Services, Inc. (WFS). Progress of the marketing effort with WFS is discussed on page 19 of this report.

	Combined cost of sales and operating expenses for the segment amounted to $1,127,073 in 1998, compared to $627,473 in 1997, a 79.6% increase. Cost of sales increased approximately $183,000, which includes increases of $64,100 in direct costs from increased sales, $85,000 in payroll costs related to increased production, additional production personnel, and higher hourly rates caused by the tight labor market, and $14,800 in increased rent due to additional warehouse space and increased rental rates on existing facilities. Operating costs increased by $316,700. R&D costs increased
$30,600 due to the management effort in developing commercial products appropriate for marketing through WFS. Sales and marketing increased
$154,500, reflecting the establishment of sales departments for photobyproduct services and fertilizer sales and the costs associated with implementing the WFS fertilizer sales and manufacturing agreement. Plant start-up costs of $42,600 include rent and utilities on the new plant prior to commencing commercial production. The increase in general and administrative costs of $75,200 includes an increase of $53,300 in payroll and consulting costs related to establishing a full time finance position.

	These changes in revenues and operating expenses resulted in a segment operating loss of $783,201 in 1998, compared to $391,041 in 1997.

        SUMMARY

	On a consolidated basis, the various changes in revenues and operating expenses resulted in a 1998 operating loss of $984,337, compared to an operating loss of $465,951 for 1997.

II. Changes in Financial Condition; Capitalization

	Cash amounted to $348,829 as of December 31, 1998, compared to $29,213 as of December 31, 1997. Net cash used by operations was $689,177 in 1998, compared to $423,971 in 1997. Operating resources utilized to finance the 1998 loss of $1,024,863 include approximately $210,200 in expenses paid with the Company's common stock and increases in accounts payable and accrued expenses of approximately $70,000 and $86,400, respectively. The cash provided by the increase in accrued expenses includes approximately $32,800 in unpaid salary to management and professional employees and $38,900 in current payroll tax withholdings related primarily to the issuance of common stock for conversion of unpaid salaries. These sources of cash were partially utilized by an increase in accounts receivable of $65,100 due primarily to increased mining technical services revenue during the fourth quarter of 1998, compared to the fourth quarter of 1997. Cash amounting to approximately $169,400 was invested in property and equipment in 1998, including $94,800 in design and construction of improvements to the new manufacturing plant. Approximately $1.2 million was raised in the 1998 Private Placement, at a cost of $52,900. Financing sources of cash in 1998 also included $69,300 in stockholder advances.

        Total assets increased from $445,054 at December 31, 1997 to $1,062,529 at December 31, 1998. Current assets increased $431,300, net property and equipment increased $166,200, and other assets increased $20,000.

        Total liabilities increased from $605,080 at December 31, 1997 to $632,947 at December 31, 1998, an increase of approximately $27,900. Of this amount, current liabilities increased $133,000 and long-term liabilities decreased $105,100. During 1998, $161,750 in accrued management salaries and an account payable due an officer/stockholder were converted into the Company's restricted common stock.

	  The result of the above financing and debt conversions was to change the stockholders' deficit from $160,026 at December 31, 1997 to a stockholders' equity of $429,582 at December 31, 1998.

III.   Working Capital/Liquidity

 	  As discussed in Note 15 to the Consolidated Financial Statements on page 64 of this report, the Company has implemented a plan to improve its working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and labor services with common shares. Following is a summary of the steps taken to improve the Company's working capital and liquidity during the year ended December 31, 1998:

        1. A total of $1,202,000 was received from the sale of common stock through private placements and option exercises.

        2. Accrued salaries, accounts payable, and debt totaling $181,800 were converted into common stock.

        3. Various expenses including salaries, interest, director fees, and legal and outside services, totaling $230,100, were paid with common stock.

        4. A total of $69,300 was received in stockholder loans.

        5. Notes receivable with balances of $25,000 on December 31, 1998 were received in subscription of the 1998 Private Placement.


        The result of these steps was to change from a working capital deficit of $182,447 at December 31,1997 to positive working capital of $115,949 at December 31, 1998, an improvement of approximately of $298,400. The current asset component of working capital increased from approximately $189,300 at December 31,1997 to approximately $620,600 at December 31, 1998. The primary changes in the components of current assets were an increase in cash of $319,600, an increase in accounts receivable of $65,100, an increase of $29,000 in notes receivable from stockholders, and an increase of $24,500 in prepaid expenses. The current liability component of working capital increased from $371,704 at December 31, 1997 to $504,654 at December 31, 1998. Significant increases in the components of current liabilities include $60,000 in accounts payable, $53,600 in accrued expenses and contracts payable, and $53,200 in the current portion of advances from stockholders. Significant decreases in the components of current liabilities include $16,200 in accrued management salaries and $15,500 in the current portion of capital lease obligations due stockholders.

        For details of steps to improve the Company's working capital and liquidity taken subsequent to December 31, 1998, see the discussion in Notes 15 and 17 to the Consolidated Financial Statements on pages 64 and 67 of this report.

IV.   Year 2000 Assessment

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


V.  Forward-Looking Statements

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

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
------- ----------------------------------------------------
        PERSONS: Compliance with Section 16(a) of the Exchange Act
        ----------------------------------------------------------
        I.      Summary Information.
                --------------------
        The following are the directors and executive officers of the Company:

                        Age as of
        Name            12/31/98      Position             Position Held Since
        ----            -------       --------             -------------------
Dr. John W. Whitney       52         President/Treasurer      May 1988
                                     Director
Paul H. Durckel           81         Director                 September 1995
Alan C. Lewin             52         Director                 September 1997
Gregory S. Skinner        44         Secretary                December 1990

Duane H. Rasmussen        68         Vice President;          November 1997
                                     Vice President and       May 1994
                                     General Manager-IMI

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

        Duane H. Rasmussen:
        -------------------
         Mr. Rasmussen has served as Vice President and General Manager of IMI since May 1994. He became Vice President of the Company in November 1997. He initially joined the Company in 1991 as Assistant Manager and Business Consultant for W&W. He received his B.S. degree in Chemical Engineering from the University of Wisconsin in 1953 and his M.B.A. in Industrial Management in 1955 from the same University. He served as President of Screen Printing Systems, Inc. from 1987 to 1990 and from 1995 to October 1998. Other business experience includes approximately 20 years with Jacobs Engineering Group, Inc. in varying capacities, including Project Manager, Regional Sales
Manager, Regional Vice President, and Group Vice President.


ITEM 10. EXECUTIVE COMPENSATION.
-------- -----------------------
Summary of Cash and Certain Other Compensation

        The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 1998 exceeded $100,000:


        Name and                                 Annual Compensation
        Principal             Calendar          ----------------------
        Position                Year             Salary          Bonus
        --------                ----            --------        ------
        Dr. John W. Whitney:    1998            $111,709         $-0-
        President, Treasurer    1997            $ 97,000         $-0-
        and Director            1996            $ 96,547         $-0-



        1) As of December 31, 1997, Dr. Whitney had accumulated deferred salary totaling $141,750. Of this amount, $32,000 was accrued in 1997, $49,750 was accrued in 1996, and $60,000 was accrued in prior years. Dr. Whitney was granted options to convert up to $250,000 in unpaid salary at $0.10 per share, for a total of 2,500,000 shares of common stock. Dr. Whitney was also granted options for 1,200,000 shares of common stock at $0.10 for his personal guarantee of certain obligations of the Company and its subsidiaries. The options were to expire in February 1997, but were extended to six months after all the Company and subsidiaries' debts owed to, or guaranteed by, Dr. Whitney were paid in full. In May 1996, Dr. Whitney received warrants for 100,000 shares. The warrants were exercisable for five years at $0.10 per share. The warrants were issued in conjunction with Dr. Whitney's acquisition of 100,000 shares for cash. The combined total of options and warrants for Dr. Whitney was for 3,800,000 shares of common stock. Of these options and warrants, Dr. Whitney exercised 500,000 shares in December 1996, 2,092,380 in 1997, and the remaining 1,207,620 in January 1998. In September
           1998 Dr. Whitney converted an additional $50,000 of unpaid salary by acquiring five units of the Company's 1998 Private Placement, Tranche One. As of December 31, 1998 Dr. Whitney has $11,750 in unpaid salary and warrants, expiring September 30, 2000, for 200,000 shares of common stock at $0.25 per share for the first year and $0.40 per share for the second year, after September 30, 1998, respectively. Effective January 1, 1999, Dr. Whitney was granted an option for 1,000,000 common shares at $0.25 per share. The option is exercisable at any time until one year after Dr. Whitney leaves the employment of the Company.

        2) The salary amounts listed above include $1,709, $1,000, and $547, for 1998, 1997, and 1996, respectively, that represent compensation paid in common stock for service as a director of the Company.
           The compensation plan for all directors was 2,500 shares per quarter for 1998.


Option Grants in Last Fiscal Year

	None.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option
Values

Options Exercised:
                                Shares Acquired on
Name                            Exercise (#)          Value Realized(1)
--------------------           -------------------    ----------------
Dr. John W. Whitney                1,207,620                $-0-

(1) The options were at $0.10 per share and the offering price of restricted stock to non-employees on the exercise date was $0.10. Consequently, no value was realized. If value realized was based on the high bid on the exercise date, the value realized would have been $132,838. The securities received, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company's securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above.


Options Unexercised:
                                Number of Securities    Value of Unexercised
                                Underlying Unexercised  In-the-Money Options
                                Options at 12/31/98     At 12/31/98
                                ----------------------  --------------------
Name                            Exercisable Unexercise. Exercisable Unexer.
--------------------            ----------- ----------  ----------- -------
Dr. John W. Whitney               200,000       -        $ -0- (1)   $ -0-

(1) The warrants are at $0.25 per share and the offering price of restricted stock to non-employees in 1998 was $0.125. Consequently, no value would be realized. If value realized was based on the high bid as of December 31, 1998, the value realized would have been $-0-. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company's securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- --------------------------------------------------------------
a)      Security Ownership of Certain Beneficial Owners.
        ------------------------------------------------
        The following table sets forth certain data with respect to those persons known to the Company, as of February 28, 1999, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the
Company:

                        Amount and Nature of Beneficial Ownership
                                        Common Shares
Name and                                Which May Be               Percent
Address of              Common Shares   Acquired Within              of
Beneficial Owner        Presently Held    60 days(4)      Total     Class
----------------------  --------------   -------------  ----------  ---------

John W. Whitney
P.O. Box 10725
Reno, NV 89510           14,361,823(3)    1,200,000      15,561,823    25.68
(1)(2)

Richard J. Cavell
1013 No. Marshall Dr.
Camano Island, WA         5,094,377         50,000        5,144,377     8.65

(1)     Director

(2)     Officer

(3) Includes 87,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, 71,632 shares owned by Maureen E. Whitney, Dr. Whitney's wife. Warrants, expiring September 30, 2000, for 200,000 shares of common stock are at $0.25 per share for the first year at $0.40 per share for the second year, after September 30, 1998, respectively. Options for 1,000,000 shares are at $0.25 per share.

(4)     All warrants of Dr. Cavell are priced at $0.10 per share.


b)	Security Ownership of Management.
      ---------------------------------
	The following table sets forth as of February 28, 1999, certain information, with respect to director and executive officer ownership of common stock in the Company:

Amount and Nature of Beneficial Ownership
-----------------------------------------
                                         Common Shares                Percent
Name and                                 Which May Be                   of
Address of              Common Shares   Acquired Within                Class
Beneficial Owner        Presently Held  60 days(1)         Total        (2)
--------------------    --------------  --------------  -----------  --------
Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510          14,361,823(5)    1,200,000       15,561,823    25.68
(3)(4)

Paul H. Durckel
1511 Main St.
Gardnerville, NV. 89410    201,000            -             201,000     0.34
(3)

Alan C. Lewin
P.O. Box 10725
Reno, Nv 89510             170,000          50,000          220,000     0.37
(3)

All directors and
executive officers as
a group (5 persons)     17,148,712       1,290,000       18,438,712    30.38


(1) Of the above options and warrants, 50,000 are at $0.10 per share, 240,000 are at $0.25 per share for the first year and $0.40 per share for the second year, from the date of grant, respectively, and 1,000,000 are at $0.25 per share.

(2) The percent of class is based on the sum of 59,404,144 shares outstanding or to be issued as of February 28, 1999 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of February 28, 1999.

(3)     Director

(4)     Officer

(5) Includes 87,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, and 71,632 shares owned by Maureen
        B. Whitney, Dr. Whitney's wife.

c)       Changes in Control
        -------------------
	The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------- -----------------------------------------------
        During the Company's two most recent fiscal years, including those of its subsidiaries and affiliates, the Company engaged in no transactions or series of transactions with any director, officer, security holder or family thereof in which the amount involved exceeded $60,000 except as follows:

        1. As of December 31, 1997, Dr. Whitney has accumulated deferred salary totaling $141,750. The entire balance was converted into the Company's common stock in 1998.

        2. In 1994, options totaling 2,675,000 shares for Dr. Whitney and 200,000 shares for Dr. Cavell, which were to expire in 1995, were extended to dates ranging from February 5, 1996 to May 15, 1997. The option price of $0.10 per share remained unchanged. In 1995, an additional option for 1,025,000 shares was granted to Dr. Whitney and his existing options were extended to dates ranging from February 5, 1997 to May 15, 1997. In 1996, the above options were extended to six months after all debts owed to, or guaranteed by, Drs. Whitney and Cavell by Itronics Inc. and its subsidiaries and partnerships are paid in full. Of the above options, Dr Whitney exercised 500,000 shares in 1996, 1,992,380 in 1997, and 1,207,620 in 1998. Dr Cavell
exercised all 200,000 of his options in 1998.


ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.
-------- -------------------------------------------------------
       I.      List of Financial Statements and Exhibits
               -----------------------------------------
        1.      List of Financial Statements:
                -----------------------------
                (a)  Consolidated Balance Sheets as of December 31, 1998 and
                     1997.
                (b) Consolidated Statements of Operations for the Years ended December 31, 1998 and 1997.
                (c)  Consolidated Statements of Stockholders' Equity
                     (Deficit) for the Years ended December 31, 1998 and 1997.
                (d) Consolidated Statements of Cash Flows for the Years ended December 31, l998 and 1997.
                (e)  Notes to Consolidated Financial Statements.

        2.      List of Exhibits:
                -----------------
                11  Statement re computation of loss per share
                21  List of significant subsidiaries.


        II.     Reports on Form 8-K.
                --------------------
                None

                         INDEX TO FINANCIAL STATEMENTS
                             AND SUPPLEMENTAL DATA
                               DECEMBER 31, 1998
                                                                PAGE
                                                                ----
INDEPENDENT AUDITOR'S REPORT ON
THE FlNANCIAL STATEMENTS                                         39

FINANCIAL STATEMENTS
        Consolidated Balance Sheets                              40
        Consolidated Statements of Operations                    42
        Consolidated Statements of Stockholders' Equity
         (Deficit)                                               44
        Consolidated Statements of Cash Flows                    46
        Notes to Consolidated Financial Statements               48


EXHIBITS:
        11     Computation of loss per share                     69
        21     Significant subsidiaries                          70
        27     Financial Data Schedule                           72

STATEMENTS AND SCHEDULES

        Schedules not included are omitted for the reason that they are not applicable or not required.

                          KAFOURY, ARMSTRONG & CO.
                         A PROFESSIONAL CORPORATION
                        CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders of Itronics Inc.


        We have audited the accompanying consolidated balance sheets of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,024,863 during the year ended December 31, 1998. The ability to continue as a going concern is contingent primarily upon (a) future profitable operations, and (b) the ability to generate sufficient cash from operations and additional operating capital raised from other sources to meet obligations as they become due.
This condition raises substantial doubt about the ability to continue as a going concern. Management's plans regarding this matter are described in Note
15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                /S/ KAFOURY, ARMSTRONG & CO.


Reno, Nevada
March 5, 1999

                        ITRONICS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997


                                    ASSETS


CURRENT ASSETS                                        1998           1997
                                                   ----------     ----------
  Cash                                             $  348,829    $   29,213
  Accounts receivable, less allowance for
    doubtful accounts, 1998, $1,406;
    1997, $1,406 - Notes 4 and 16                     117,397        52,272
  Notes receivable, shareholders - Note 15             66,325        37,337
  Inventories                                          41,107        47,973
  Prepaid expenses                                     46,945        22,462
                                                    ---------     ---------
        Total Current Assets                          620,603       189,257
                                                    ---------     ---------



PROPERTY AND EQUIPMENT
  Design and construction in progress,
   leasehold improvements                              98,358         3,546
  Leasehold improvements                               14,212        14,212
  Equipment and furniture                             394,746       327,635
  Vehicles                                             68,273        32,858
  Equipment under capital lease - Note 11              35,189        32,012
                                                    ---------     ---------
                                                      610,778       410,263
      Less:  Accumulated depreciation and
            amortization                              281,433       247,073
                                                     ---------     ---------
                                                      329,345       163,190
                                                    ---------     ---------


OTHER ASSETS
  Patents, trademarks, and other, less accumulated
    amortization 1998, $12,857; 1997, $11,801           8,339         6,895
  Stock placement and organization costs, less
    accumulated amortization 1998, $26,360;
    1997, $18,319                                      45,040           226
  Note receivable, shareholder - Note 15               42,340        82,663
  Investment in American Gold & Silver Ltd.             9,250          -
  Deposits                                              7,612         2,823
                                                    ---------     ---------
                                                      112,581        92,607
                                                    ---------     ---------
                                                   $1,062,529    $  445,054
                                                    =========     =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                       1998          1997
CURRENT LIABILITIES                                 ----------    ----------
  Accounts payable                                 $  152,682    $   92,654
  Accrued management salaries - Note 10                80,914        97,088
  Accrued expenses - Note 9                           103,136        53,424
  Insurance contracts payable                          19,279        15,394
  Interest payable                                     15,084        17,314
  Current maturities of long-term debt - Note 3         4,251         5,000
  Current maturities of capital lease obligations -
    Note 11                                               700          -
  Current maturities of advances from
    stockholders - Note 3                             113,318        60,085
  Current maturities of capital lease obligations
    due stockholders - Note 11                          8,964        24,419
  Other                                                 6,326         6,326
                                                    ---------     ---------
        Total Current Liabilities                     504,654       371,704
                                                    ---------     ---------
LONG-TERM LIABILITIES
  Long-term debt, less current maturities -
    Note 3                                             21,769           -
  Capital lease obligations, less current
    maturities - Note 11                                3,017           -
  Advances from stockholders, less current
    maturities - Note 3                                43,154        70,946
  Capital lease obligations due stockholder,
    less current maturities - Note 11                   7,042         2,803
  Accrued salary due officer/stockholder - Note 10     37,200       140,000
  Deferred gain, less current maturities -
    Note 11                                            16,111        19,627
                                                    ---------     ---------
        Total Long-Term Liabilities                   128,293       233,376

Contingency - Note 14                                    -             -
                                                    ---------     ---------
                                                      632,947       605,080
                                                    ---------     ---------
STOCKHOLDERS' EQUITY (DEFICIT)
  Preferred stock, par value $0.001 per share;
   authorized 999,500 shares, issued and outstand-
   ing 1998, 0 shares; 1997, 0 shares - Note 6           -             -
  Common stock, par value $0.001 per share;
   authorized 250,000,000 shares, issued and
   outstanding 1998, 56,059,727; 1997, 43,050,532;     56,060        43,051
  Additional paid-in capital                        4,625,194     3,039,980
  Accumulated deficit                              (4,375,283)   (3,350,420)
  Common stock to be issued - Note 8                  123,611       107,363
                                                    ---------     ---------
                                                      429,582      (160,026)
                                                    ---------     ---------
                                                   $1,062,529    $  445,054
                                                    =========     =========

   The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                    1998            1997
                                                 ----------      ----------
REVENUES
  Mining technical services - Note 4           $    422,848      $  442,190
  Photobyproduct recycling                          126,323         123,783
  Silver                                            163,799         102,572
  Fertilizer                                         53,750          10,077
                                                -----------       ---------
        Total Revenues                              766,720         678,622

COST OF SALES                                       923,115         730,679
                                                -----------       ---------
         Gross Profit (Loss)                       (156,395)        (52,057)
                                                -----------       ---------
OPERATING EXPENSES
  Depreciation and amortization                      39,941          23,708
  Research and development                           90,104          59,479
  Sales and marketing                               278,817          87,767
  Plant start-up costs                               42,620            -
  General and administrative                        376,460         242,940
                                                 ----------       ---------
                                                    827,942         413,894
                                                -----------       ---------
        Operating (Loss)                           (984,337)       (465,951)
                                                -----------       ---------
OTHER INCOME (EXPENSE)
  Forgiveness of debt - Note 12                        -             22,458
  Interest expense                                  (46,511)        (58,543)
  Other, net                                          5,985           2,615
                                                -----------       ---------
        Total Other Income (Expense)                (40,526)        (33,470)
                                                -----------       ---------
(Loss) before provision for income tax           (1,024,863)       (499,421)
Provision for income tax - Note 5                      -               -
                                                -----------       ---------
Net Income(Loss) before cumulative effect of a
 change in accounting principle                  (1,024,863)       (499,421)

Cumulative effect on prior years (to
 December 31, 1996) of changing the accrual of
 audit and annual meeting costs - Note 18              -            (31,500)
                                                -----------       ---------
        Net Income (Loss)                      $ (1,024,863)     $ (530,921)
                                                ===========       =========

Weighted average number of shares outstanding    45,993,944      32,718,152
                                                 ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                  (continued)


                                                    1998            1997
                                                 ----------      ----------
Earnings (loss) per share before cumulative
 effect of a change in accounting principle -
 Note 19                                         $ (0.0223)      $ (0.0160)
Cumulative effect on prior years (to December
 31, 1996) of changing the accrual of audit
 and annual meeting costs - Note 18                  -             (0.0010)
                                                  ---------       ---------

Earnings (Loss) per share                        $ (0.0223)      $ (0.0170)
                                                 ==========      ==========


Pro forma amounts assuming the new method of accruing audit and annual meeting costs is applied retroactively

  Net Income (Loss)                            $(1,024,863)      $(499,421)
  Earnings (Loss) per share                    $   (0.0223)      $ (0.0160)



 The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997



                                                    PREFERRED STOCK
                                                    ----------------
                                                    NUMBER OF
                                                    SHARES     AMOUNT
                                                    ---------  --------
Balance, December 31, 1996                             247     $   -

  Sale/issue of preferred/common stock                  -          -

  Net (loss) for the year ended                         -          -
    December 31, 1997

  Exchange of preferred for common stock              (247)        -

                                                     -------    -------
Balance, December 31, 1997                              -          -

  Sale/issue of preferred/common stock                  -          -

  Net (loss) for the year ended
    December 31, 1998                                   -          -
                                                     -------    -------

Balance, December 31, 1998                              -       $  -
                                                     =======    =======

    COMMON STOCK
  ----------------         ADDITIONAL
    NUMBER OF               PAID-IN      ACCUMULATED  COMMON STOCK
    SHARES       AMOUNT     CAPITAL       DEFICIT    TO BE ISSUED     TOTAL
   ---------    --------  ----------   ------------  ------------ -----------
   29,748,046   $ 29,748  $1,444,912   $(2,819,499)  $ 114,591    $(1,230,248)

   10,118,772     10,119   1,001,384          -         (7,228)     1,004,275

         -          -           -         (530,921)       -          (530,921)


    3,183,714      3,184     593,684          -           -           596,868

   ----------   --------  ----------   ------------   --------    -----------
   43,050,532     43,051   3,039,980    (3,350,420)    107,363       (160,026)

   13,009,195     13,009   1,585,214          -         16,248      1,614,471


         -          -           -       (1,024,863)       -        (1,024,863)
   ----------   --------  ----------   ------------   --------    -----------

   56,059,727   $ 56,060  $4,625,194   $(4,375,283)   $123,611    $   429,582
   ==========   ========  ==========   ===========    ========    ===========



   The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                     1998           1997
                                                  -----------    ----------
Cash flows from operating activities
  Net income (loss)                             $(1,024,863)    $ (530,921)
  Adjustments to reconcile net loss to cash
    used by operating activities:
     Depreciation and amortization                   39,941         23,708
     Forgiveness of debt                               -           (22,458)
     Expenses paid with issuance of common stock:
       Interest expense                              18,143         29,085
       Legal and consulting expenses                 57,850         17,658
       Directors fees                                 5,127          3,844
       Operating expenses                             9,500          1,477
       Salaries                                     119,591         12,806
     (Increase) decrease in:
        Accounts receivable                         (65,125)         8,354
        Interest receivable-stock subscription       (1,003)          -
        Inventories                                   6,866        (19,970)
        Prepaid expenses and deposits                (9,375)        (3,423)
     Increase (decrease) in:
        Accounts payable and other liabilities       70,028        (17,461)
        Accrued expenses and contracts payable       86,373         67,502
        Interest payable                             (2,230)         5,828
                                                  ---------       ---------
          Net cash used by operating activities    (689,177)      (423,971)
                                                  ---------       ---------
Cash flows from investing activities:
  Acquisition of fixed assets                      (169,401)       (61,491)
  Acquisition of intangibles                        (52,855)          -
                                                  ---------       ---------
          Net cash used by investing activities    (222,256)       (61,491)
                                                  ---------       ---------
Cash flows from financing activities:
  Proceeds from sale of stock                     1,202,263        508,850
  Proceeds from long-term debt, stockholders         69,327         96,500
  Payments on long-term debt, stockholders          (35,102)       (85,651)
  Payments on long-term debt, unrelated parties      (5,439)        (6,115)

                                                  ---------       ---------
           Net cash provided by financing
           activities                             1,231,049        513,584
                                                  ---------       ---------
           Net increase in cash                     319,616         28,122

Cash, beginning of year                              29,213          1,091
                                                  ---------       ---------
Cash, end of year                                $  348,829      $  29,213
                                                  =========       =========

 The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (continued)


                                                    1998            1997
                                                 ----------      ----------
Supplemental Disclosures of Cash Flow
 Information:
  Cash paid during the period for interest       $   30,598     $   23,630
  Schedule of non-cash financing transactions:
    Settlement of debt/accruals for
     issuance of common stock:
        Accounts payable                             10,000          1,952
        Accrued liabilities                         151,750        187,640
        Notes payable                                20,000         89,526
        Capital lease payments                         -            20,076
        Accrued interest payable                       -            16,584
    Payment of expenses with issuance of common
     stock:
        Interest expense                             18,143         29,085
        Legal and consulting fees                    57,850         17,658
        Director fees                                 5,127          3,844
        Operating expenses                            9,500          1,477
        Salaries                                    119,591         12,806
        Prepaid expenses                             19,897           -
    Notes receivable received in subscription of
     common stock                                    42,000        120,000
    Equipment financed with long-term debt           26,459           -
    Equipment financed with capital lease             3,717           -
    Purchase of fixed assets by issuance of
     common stock                                       938          2,798



The accompanying notes are an integral part of these financial statements.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



NOTE 1 - Summary of Significant Accounting Policies:

       Company's Activities:

        The Company, a Texas corporation, was incorporated on October
   29, 1987. The Company was to seek out and obtain through an acquisition and/or merger transactions, assets which could benefit its shareholders. In May of 1988, the Company acquired Whitney & Whitney, Inc. and its related entities through the issuance of its common stock. This acquisition was accounted for using the pooling of interests method. The Company, through its subsidiaries, is involved in mining technical services, developing and implementing silver recovery and photobyproduct recycling techniques, and research and development of manufacturing fertilizer from photobyproducts. The process of converting to a commercial level of operations for the photobyproduct recycling and fertilizer manufacturing segment was commenced during 1998.

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

       Principles of Consolidation:

        The consolidated financial statements include the accounts of Itronics Inc. and its subsidiaries owned and/or controlled by the Company as follows:

                                                        1998        1997
                                                     PERCENTAGE  PERCENTAGE
                                                     ----------  ----------
           Whitney & Whitney, Inc.                     100.00      100.00
           Itronics Metallurgical, Inc.                100.00      100.00
           Nevada Hydrometallurgical Project
            (A Partnership)                             92.50       92.50
           American Hydromet (A Joint Venture)          81.63       81.40
           American Gold & Silver
            (A Limited Partnership)                     43.84       42.85

        Whitney & Whitney, Inc. is the general partner for American Gold & Silver. As such, the Company has control over American Gold & Silver and has included it in its consolidation.

        American Gold & Silver and Nevada Hydrometallurgical Project possess no material tangible assets or liabilities.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



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

       Revenue Accounting for Contracts:

        When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 1998 and 1997 were $221,854 and $140,123, respectively.

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

        Cost of silver inventory is either the actual cost, or 80% of the fair market value of the silver content of the photobyproducts as determined by laboratory assays (See Note 16).

   Property and Equipment:

        Property and equipment are stated at cost.  Depreciation is computed

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



   by accelerated and straight-line methods over five to forty years.

        Repairs and maintenance are charged to operations as incurred.


       Amortization:

        Intangible assets are amortized by the straight-line method over the following lives:

                                                       YEARS
                                                       -----
             Patents                                    17
             Stock placement and organization
              costs                                      5
             Non-compete agreement                      10

       Research and Development:

        The Company's fertilizer production process is in the research and development stage. Accordingly, wages, benefits, rent, and other costs associated with the research are expensed as research and development expenses when incurred. Nominal sales, and the related cost of sales, are included in revenues and cost of sales, respectively.

       Income Taxes:

        The Company has accounted for income taxes to conform to the requirements of Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the provisions of SFAS 109, an entity recognizes deferred tax assets and liabilities for future tax consequences of events that have already been recognized in the Company's financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

       Loss per Common Share:

        Loss per common share is calculated based on the consolidated net loss plus cumulative preferred dividends for the period divided by the weighted average number of common shares outstanding during 1998 and 1997. Common stock equivalents are not included, as their effect would be antidilutive.

        Loss per common share for the period is $0.0223 and $0.0170 for 1998 and 1997, respectively. Loss per common share, excluding the effects of cumulative preferred dividends for the period is $0.0223 and $0.0162 for 1998 and 1997, respectively. Loss per common share assuming all shares issued for the settlement of services and liabilities during 1998 and 1997

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   were outstanding as of the beginning of each year (or issuance/accrual date, if later) is $0.0213 and $0.0139, respectively, excluding the effects of cumulative preferred dividends for the period which is antidilutive.

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

NOTE 3 - Long-Term Debt:

        Long-term debt at December 31, 1998 and 1997 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                                                          DECEMBER 31,
                                                     --------------------
                                                       1998        1997
                                                     --------    --------
   Notes due to unrelated outside parties:
   ---------------------------------------
   Unsecured note payable for loan made as part
   of the Company's acquisition of Whitney &
   Whitney, Inc., 10.5% interest. In September
   1997 this note and accrued interest was
   settled for $10,000 cash down, $20,000 in
   common stock and $5,000 cash due on
   January 15, 1998. (see Note 12)                   $  -        $  5,000

   Note payable secured by a vehicle. The note is
   payable at $575 per month, including interest
   at 11.0% per annum, for 60 months beginning
   December 30, 1998.                                 26,020         -
                                                      ------       ------
                                                      26,020        5,000

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



       Less current portion due within one year       (4,251)      (5,000)
                                                     -------       -------
   Total long-term liabilities due to unrelated
    parties                                          $21,769       $  -
                                                     =======       =======

   Loans from Stockholders/Related Transactions:
   ---------------------------------------------
   Unsecured note payable to two stockholders (one
   of which is an officer of the Company). Interest
   on the loan is 3% over Bank of America's prime
   rate (9% at the date of the loan), terms of
   payment include 23 monthly installments of
   $1,669 commencing June 5, 1993. (On May 28, 1997,
   the due date of the note was extended from May 5,
   1997 to May 5, 1998.)                             $  -        $  8,201


   Unwritten, unsecured 14% interest bearing advance
   payable to officer/stockholder, due on demand.
   Monthly installments are estimated at $1,000,
   but are contingent upon the Company's future
   cash flows.                                        44,255       12,428

   Unsecured note payable to a stockholder dated
   March 1, 1996, with a fixed interest rate of 12%
   per annum. Payments are interest only at $500 per
   month through March 1997 and $1,500 in principal
   and interest per month to March 2000, at which
   time the unpaid balance will be due and payable.
   On November 10, 1998 the note was amended to
   increase monthly payments to $2,500, with the
   balance due on September 1, 2000.                  46,983       49,000

   Unsecured note payable to stockholder in the
   amount of $10,000, dated December 28, 1994.
   Interest only at 11.5% is payable quarterly.
   In December 1997 this note was restructured.
   Monthly payments of $220 begin January 1998
   and are to continue to December 2000,  at
   which time the unpaid balance will be due and
   payable.                                            8,456       10,000

   Four unsecured notes payable to an unaffiliated
   company owned by an officer/ stockholder
   totaling $22,440, dated in July 1995 and 1996.
   The notes are payable in monthly installments
   of $534, contingent on the Company's cash flow,
   including variable interest at 6% over prime
   (15% as of December 31, 1998).                     14,278       14,402

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


                                                        DECEMBER 31,
                                                   ---------------------
                                                     1998        1997
                                                   ---------   ---------

   Unwritten, unsecured advance payable to an
   officer/stockholder. Variable interest (10.5%
   to 19.8% as of December 31, 1998) is payable
   monthly. The advance is due on demand.         $   10,500    $   5,000

   Unsecured note payable owed to a family member
   of an officer/stockholder dated March 1997.
   Interest accrues at 10% per annum. The balance
   of principal and interest is payable in March
   2002. An option has been granted to convert the
   note and accrued interest into the Company's
   common stock.                                      10,000       10,000

   Unsecured note payable due an officer/stock-
   holder, dated December 1997. Payments are interest
   only at prime plus 6%(15% at December 31, 1998)
   through 1998, monthly payments of $476 through 1999,
   with the balance due on December 31, 1999.         22,000       22,000
                                                    --------     --------
                                                     156,472      131,031
   Less current portion due within one year         (113,318)     (60,085)
                                                    --------     --------
   Total long-term liabilities due to stock-
    holders                                        $  43,154    $  70,946
                                                    ========     ========


   Long-term debt matures as follows:

          YEAR                   UNRELATED PARTIES     STOCKHOLDERS
        --------                 -----------------     ------------
          1999                       $  4,251             $113,318
          2000                          4,743               33,154
          2001                          5,293                 -
          2002                          5,904               10,000
          2003                          5,829                 -
                                       ------              -------
                                     $ 26,020             $156,472
                                       ======             ========

NOTE 4 - Major Customers:

        Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 1998 includes $391,807 from one major customer which represents 92.7% of technical services revenues. Technical services revenue (including pass through funds described

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   in Note 1) for the year ended December 31, 1997 includes $268,877 and $123,858 from two major customers which represents 88.8% of technical services revenues. Receivables from these major customers as of December 31, 1998 and 1997, amount to $79,883 and $33,838, which represents
   89.2% and 98.0%, respectively, of consulting accounts receivable.

        The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of sales revenues may change from year to year.

	  Silver sales for the years ended December 31, 1998 and 1997 includes $116,430 and $69,342, respectively, from one major customer. The customer is one of the largest silver refiners in the country.

NOTE 5 - Income Taxes:

        Although the Company has incurred net losses for 1998 and 1997, the majority of the loss from the photobyproduct fertilizer segment is attributed to American Hydromet, which is a joint venture. Net income (loss) before taxes, after application of the above, amount to $(201,342) and $(160,505) for 1998 and 1997, respectively. The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

                                              1998               1997
                                     -------------------  -------------------
                                               PERCENT              PERCENT
                                              OF PRE-TAX           OF PRE-TAX
                                      AMOUNT   INCOME      AMOUNT   INCOME
                                     -------- ----------  -------- ----------
   Federal tax at statutory rate      $   -        - %     $   -        - %
      Temporary differences,
        primarily bad debt and
        compensation related
        expenses                          -        - %         -        - %
      Non-deductible expenses             -        - %         -        - %
      Utilization of NOL                  -        - %         -        - %
                                      -------   -------     -------  -------
         Total Income Tax Expense     $   -        0.0%     $  -       0.0%
                                      =======   =======     =======  =======

        The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

        Year Ending December 31:                     Net 0perating Loss
        -----------------------                      ------------------
                1999                                    $   12,260
                2001                                        33,828
                2002                                        26,089
                2003                                        14,737

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



                2005                                    $   65,113
                2006                                       430,403
                2007                                       188,146
                2008                                       113,253
                2012                                       322,525
                2018                                       371,905
                                                         ---------
                                                        $1,578,259
                                                         =========

        The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 1998 and 1997 are as follows:

                                                      1998         1997
                                                   ---------    ---------
        Total deferred tax assets                  $ 572,240    $ 464,006
        Less valuation allowance                    (572,240)    (464,006)
                                                    --------     --------
        Net deferred tax asset                     $    -      $     -
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

        As of December 31, 1998 and 1997, there were -0- and -0- shares, respectively, of Series "A" Preferred Shares issued and outstanding. 247 shares were issued prior to 1997 at a price of $900 per share, and have provisions for a cumulative dividend of $160 per annum per share, or approximately 18% per annum. As of December 31, 1998 and 1997, cumulative unpaid dividends on Series "A" Preferred Shares were $-0- and $-0-.

        On May 30, 1997 the Series "A" Preferred shareholders were offered an exchange of 9,000 common shares for each Preferred Share. Preferred shareholders accepting the exchange offer agreed to forego all cumulative and future dividends related to the Preferred Shares. On September 5, 1997 the exchange offer was amended to include conversion of the cumulative dividends through the redemption date of October 31, 1998 at the rate of $0.33 1/3 per common share, which was the equivalent to the conversion rate under the terms of the Preferred Shares. As of December 31, 1997, 100% of the Preferred Shares have been exchanged, resulting in a reduction of the Stockholders' Deficit of $596,868 from December 31, 1996.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997



NOTE 7 - Stock Option and Purchase Plans:

        Pursuant to various Board of Director authorizations, the Company has adopted an ongoing debt restructuring plan which includes the private placement of its Common Shares and/or warrants to acquire Common Shares at a minimum of $0.l0 per share. The warrants issued under this plan are exercisable at varying dates through November 2, 2002.

	  On March 31, 1998 the Company began a private placement offering to raise $2 million in equity funds. Included in the offering is one two year warrant for each two common shares acquired. A total of 4,870,000 warrants were issued in Tranche 1 and 2 of the offering, with an exercise price of $0.25 and $0.40 per share for years one and two of the exercise period, respectively. The warrants are exercisable at varying dates through November 30, 2000. A bonus warrant was granted for each common share acquired in Tranche 2 of the Offering. The bonus warrants are exercisable in four six month intervals at prices of $0.15, $0.20, $0.30, and $0.40 per share, respectively. A total of 3,720,000 bonus warrants were issued, with varying exercise dates through November 12, 2000.

        In addition to the above private placement warrants, the Company has granted options for Common Shares to certain officers, directors, employees and creditors of the Company. The options are exercisable at varying dates through March 17, 2002. The number of outstanding options was 218,710 and 1,615,538 shares at December 31, 1998 and 1007, respectively.

        Following is a summary of all the above described warrants and options granted for the years ended December 31, 1998 and 1997.

                                                        NUMBER OF SHARES
                                                     ----------------------
                                                        1998        1997
                                                     ---------    ---------
        Under option, beginning of year              5,317,590    6,106,078
        Granted                                      8,600,792    1,876,978
        Exercised                                   (1,482,620)  (2,630,466)
        Expired                                           -         (35,000)
                                                    ----------    ---------
        Under option, end of year                   12,435,762    5,317,590
                                                    ----------    ---------
        Average price for all options
        granted and exercised                          $0.19        $0.l0
                                                    ----------    ---------

NOTE 8 - Common Stock to be Issued:

        The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


                                                        1998       1997
                                                     ----------  ---------
        Payment of legal and consulting fees          $ 15,020    $ 15,000
        Payment of director fees                         1,377       1,000
        Payment of salaries                            103,318      58,541
        Payment of interest                              3,896       7,092
        Payment of notes payable                          -         25,000
        Purchase of equipment                             -            730
                                                       -------     -------
                                                      $123,611    $107,363
                                                       =======     =======

NOTE 9 - Accrued Expenses:

        The  following  is  the  composition  of  accrued  expenses  as  of
   December 31:
                                                        1998        1997
                                                      --------    --------
        Accrued vacation                              $ 19,709     $ 9,703
        Payroll taxes*                                    -          1,880
        Federal and State payroll taxes                 47,236       8,288
        Sales tax                                        1,191       1,053
        Audit & annual meeting costs                    35,000      32,500
                                                       -------     -------
                                                      $103,136    $ 53,424
                                                       =======     =======

        * One subsidiary was on a payment schedule with the Internal Revenue Service of $1,184 per month until the balance was paid in February 1998.

NOTE 10  - Related Party Transactions:

        Several promissory notes are held by stockholders at December 31, 1998 and 1997 (see Note 3 for terms).

        Interest expense includes $42,088 and $49,511 for December 31, 1998 and 1997, respectively, relating to the Company's notes payable and salary in arrears due to stockholders. Accrued interest payable includes $14,973 and $17,314 for the notes and leases payable to stockholders as of December 31, 1998 and 1997, respectively.

	  An officer/stockholder of Whitney & Whitney, Inc. was owed $50,854 for salary in arrears as of December 31, 1998. The individual retired on December 31, 1998 and desires to receive payment of the back salary over several years. The individual has agreed not to make demand for approximately $37,200 of the arrearages prior to January 1, 2000.

        An officer/stockholder of the Company was owed $11,750 and $141,750 for salary in arrears as of December 31, 1998 and 1997, respectively. The officer/stockholder made an agreement with the Company not to make demand on these arrearages prior to March 1, 1999 (to a maximum of $140,000). The

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   $141,750 due at December 31, 1997 was converted into the Company's common stock during 1998. The $11,750 due at December 31, 1998 is included in accrued management salaries.

        $110,204 and $223,438 of the accrued management salaries as of December 31, 1998 and 1997, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. Interest amounting to $18,143 was paid in 1998 and 1999 by issuance of 124,073 shares of common stock. Interest amounting to $21,014 for 1997 was paid in 1997 and 1998 by issuance of 210,137 shares of common stock.

        Accounts payable for legal fees of $10,000 and $15,000 were paid by issuance of 80,000 and 150,000 shares of common stock for 1998 and 1997, respectively, all of which were issued in 1998.

        $20,000 and $111,186 of long-term debt, leases and related accrued interest were paid by issuance of common stock in 1998 and 1997, respectively. The transactions are detailed in Note 3.

        Consulting and labor services amounting to $349,088 and $218,104 for 1998 and 1997, respectively, were paid by issuance of 2,738,418 and 2,181,040 shares, respectively, of common stock. The shares were or are to be issued at varying dates in 1997, 1998 and 1999.

        In 1998 and 1997 technical services were performed for a client, the majority of which is owned by officer/director/shareholders of the Company. Total technical services revenue from the project was $10,239 and $15,449 for 1998 and 1997, respectively. Accounts receivable includes $4,759 from this project as of December 31, 1998.

        For related party transactions subsequent to December 31, 1998, see
   Note 17.

NOTE 11 - Lease Commitments and Rent Expense:

        0perating Leases
        ----------------
        The Company leases its office facility under a noncancellable agreement which expires June 30, 1999.

        A wholly owned subsidiary of the Company (Itronics Metallurgical, Inc. - IMI) leases plant facilities under a noncancellable agreement which expired June 30, 1997. Beginning July 1, 1997 the lease is on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $3,120. The subsidiary also leases storage space for the period of October 1, 1998 through March 31, 1999 for $614 per month.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


	On January 15, 1998 IMI entered into a lease agreement, with option to purchase, for a 35,000 square foot manufacturing facility in Reno/Stead, Nevada. Occupancy of approximately 16,000 square feet occurred on June 1, 1998, with rental payments of $4,789 per month beginning on that date. The lease expires on March 31, 2001. Occupancy of the remainder of the facility occurred on October 15, 1998. The monthly rental amount increased by $2,500 beginning on that date. The additional rent is being paid by issuance of the Company's restricted common stock. The option to purchase the facility is for $1,000,000, payable with a $300,000 cash down payment, $100,000 in the Company's restricted common stock, and a mortgage on the property for $600,000. The mortgage is payable over 25 years at commercial interest rates, with a balloon payment at the end of five years. The purchase option expires on April 1, 1999.

        Future minimum rental commitments at December 31, 1998, under these operating lease agreements are due as follows:

                   1999                          $ 86,846
                   2000                            57,470
                   2001                            14,368
                                                  -------
                                                 $158,684
                                                  =======

       Total rental expense included in the statements of operations for the above leases for the years ended December 31, 1998 and 1997 are $138,788 and $88,234, respectively.


        Capital Leases
        --------------
        On August 5, 1995 the Company entered into a lease agreement for new photobyproduct equipment with a stockholder. The lease is in the amount of $10,000, and is payable at $332 per month for 36 months. At the end of the lease there is an optional buyback clause for either 10% of the value of the assets or two months additional payments.

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

 	  On December 31, 1998, the August 5, 1995 and January 30, 1996 leases were extended, with eighteen monthly lease payments at the existing rates and the remaining balance due on July 25, 2000.

	  In December 1998 the Company entered into a lease agreement to acquire two computers. The lease term is for three years, with monthly payments of $154. There is a $1 purchase option at the end of the lease.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


	  All of the above described leases are secured by the equipment acquired under the lease.

        Future minimum lease commitments at December 31, 1998 are due as follows:

                1999                                    $ 9,820
                2000                                      8,889
                2001                                      1,848
                                                         ------
                                                        $20,557
                                                         ======

NOTE 12 - Forgiveness of Debt:

        Forgiveness of debt has the following components:

                                                 1998        1997
                                               --------    --------
        Write-off of various account
          payable balances                     $   -       $  9,134
        Settlement of note payable and
          accrued interest                         -         13,324
                                                -------     -------
                                               $   -       $ 22,458
                                                =======     =======

	  Income of $13,324 in 1997 resulted from the settlement of a note and accrued interest totaling $48,324 for $15,000 in cash payments and $20,000 in common stock.

NOTE 13 - Business Segments:

	  Effective for years beginning after December 15, 1997, Statement of Financial Accounting Standards No. 131 has changed the disclosure requirements regarding business segments. The focus of the new pronouncement is to disclose segment information in a manner consistent with the information used by management to evaluate segment performance and to decide on allocation of resources. No significant changes were required in the Company's methodology of determining segment information.

        The Company and its subsidiaries operate primarily in two business segments as identified in Note 1. The following defines business segment activities:

                Mining Technical Services:      Mining industry services

                Photobyproduct Fertilizer:      Photobyproduct recycling,
                                                Silver recovery,
                                                Fertilizer production and
                                                Sales

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


        The mining technical services segment performs its services primarily out of the Company's Reno, Nevada offices, but its source of clients is not limited to organizations based locally. It has served both national and international clients in the past. As discussed in Note 4, at present the segment is serving primarily one client in the gold mining industry, who has several operations in different areas of the United States.

        The photobyproduct fertilizer segment operates principally in the Northern Nevada and Southern California areas and, to a lesser extent, the Northern California area. The primary source of revenue for this segment is from the pick-up and processing of photobyproducts and recovery of silver therefrom. The customer base is diverse and includes organizations in the photo-processing, printing, x-ray and medical fields. Fertilizer sales are concentrated in the same geographic markets and the customer base is principally in commercial markets, including golf courses, turf farms, and professional lawn maintenance organizations.

	  The Company measures segment performance based on operating income or loss. At present there are no intercompany revenues. Costs benefiting both segments are incurred by both the Company and by Whitney & Whitney, Inc. Such costs are allocated to each segment based on the estimated benefits to the segment. General and administrative costs incurred by the Company that have no other rational basis for allocation are divided evenly between the segments. Cost allocation percentages are reviewed annually and are adjusted based on expected business conditions for the year.

      Operating income (loss) by business segment:
                                                    1998            1997
                                                  ---------      ---------
        Mining Technical Services:
          Technical services
            revenues (Note 1)                     $ 422,848      $ 442,190
          Cost of sales and operating expenses      623,984        517,100
                                                   --------       --------
              Operating (Loss)                    $(201,136)     $( 74,910)
                                                   ========       ========
        Photobyproduct Fertilizer:
          Revenues:
            Photobyproduct recycling             $  126,323      $ 123,783
            Silver recovery (Note 16)               163,799        102,572
            Fertilizer sales (Note 15)               53,750         10,077
                                                  ---------       --------
                                                    343,872        236,432
                                                  ---------       --------
          Cost of sales and operating expenses    1,036,969        567,994
          Research and development                   90,104         59,479
                                                  ---------       --------
                                                  1,127,073        627,473
                                                  ---------       --------
              Operating (Loss)                   $ (783,201)     $(391,041)
                                                  =========       ========

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


        General and administrative expenses of $87,873 and $105,921 incurred by Itronics Inc. were equally divided between the two segments for 1998 and 1997, respectively.

	Reconciliation of segment revenues, cost of sales, and operating income
   (loss) to the respective consolidated amounts:

                                                     1998           1997
                                                  ----------     ---------
        Revenues
          Mining Technical Services             $   422,848     $ 442,190
          Photobyproduct Fertilizer                 343,872       236,432
                                                  ---------       -------
           Consolidated Revenues                $   766,720     $ 678,622
                                                  =========       =======
        Cost of Sales
          Mining Technical Services (Note 1)    $   375,789     $ 366,296
          Photobyproduct Fertilizer                 547,326       364,383
                                                  ---------       -------
           Consolidated Cost of Sales           $   923,115     $ 730,679
                                                  =========       =======
        Operating Income (Loss)
          Mining Technical Services             $  (201,136)    $( 74,910)
          Photobyproduct Fertilizer                (783,201)     (391,041)
                                                 -----------     ---------
           Consolidated Operating Income (Loss)    (984,337)     (465,951)

           Other Income (Expense)                  ( 40,526)     ( 33,470)
                                                 -----------     ---------
           Consolidated Net Income (Loss) before
             taxes and cumulative effect of a
             change in accounting principle     $(1,024,863)    $(499,421)
                                                 ===========     =========

   Other segment information:
        Capital expenditures by business
         segment:
          Mining Technical Services               $  31,298     $  23,574
          Photobyproduct Fertilizer (Note 11)       169,217        40,715
                                                    -------        -------
            Consolidated Capital Expenditures     $ 200,515     $  64,289
                                                    =======       =======

        Depreciation and amortization expense
         by business segment:

          Mining Technical Services
            Depreciation                          $   5,094     $   4,594
            Amortization                              2,075          -
                                                     ------        ------
                                                      7,169         4,594
                                                     ------        ------

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


                                                     1998           1997
                                                  ----------     ----------
          Photobyproduct Fertilizer
            Depreciation                          $  25,820      $  12,657
            Amortization                              6,952          6,457
                                                     ------         ------
                                                     32,772         19,114
                                                     ------         ------
            Consolidated Depreciation and
             Amortization                         $  39,941      $  23,708
                                                     ======         ======

        Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
                                          1998                   1997
                                  ---------------------  -------------------
                                  MINING     PHOTO-       MINING    PHOTO-
                                  TECHNICAL  BYPRODUCT    TECHNICAL BYPRODUCT
        ASSET DESCRIPTION         SERVICES   FERTILIZER   SERVICES  FERTILIZER
   -------------------------     ----------- ----------   --------  ----------
   Current Assets
     Cash                       $   29,004   $ 17,637     $   9,795   $ 15,154
     Accounts receivable, net       89,539     27,858        34,525     17,747
     Inventories                     1,826     39,281         1,826     46,147
     Prepaid expenses                  802     18,916           795     17,467
                                 ---------    -------     ---------    -------
                                   121,171    103,692        46,941     96,515
                                 ---------    -------     ---------    -------
   Property and Equipment, net
     Construction in progress,
       leasehold improvements         -         98,358         -         3,546
     Leasehold improvements           -          7,355         -         8,225
     Equipment                      43,818     118,795       29,253     90,742
     Vehicles                        4,983      32,532        2,249      4,233
     Equipment under capital
       lease                         3,624      19,880         -        24,942
                                 ---------     -------    ---------    -------
                                    52,425     276,920       31,502    131,688
                                 ---------     -------    ---------    -------
   Other Assets, net
     Patents, trademarks,
       and other                      -          8,339          -        6,895
     Organizational costs             -            113          -          226
     Intercompany investments
       and loans                 3,105,064        -        3,047,477      -
     Deposits                        2,121       5,491         2,121       702
                                 ---------     -------     ---------   -------
                                 3,107,185      13,943     3,049,598     7,823
                                 ---------     -------     ---------   -------
                                $3,280,781    $394,555    $3,128,041  $236,026
                                 =========     =======     =========   =======

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   Reconciliation of segment assets to consolidated assets:

                                                   1998              1997
                                                ----------        ----------
    Total Assets:
      Mining Technical Services                 $3,280,781        $3,128,041
      Photobyproduct Fertilizer                    394,555           236,026
                                                 ---------         ---------
        Total Segment Assets                     3,675,336         3,364,067

      Itronics Inc. assets                       6,746,058         5,147,366
      Less: intercompany elimination            (9,358,865)       (8,066,379)
                                                 ---------         ---------
        Consolidated Assets                     $1,062,529        $  445,054
                                                 =========         =========

NOTE 14 - Contingencies:

        In June 1995 the former President of a former mining client filed suit against the Company, Whitney & Whitney, Inc. (W&W) and several key employees, alleging libel and slander related to the issuance of W&W's final report on the project. The Company's liability insurance carrier is presently defending W&W and its key employees in this case. Management believes the allegations to be without merit, and is vigorously defending against the suit, and has served a counter-suit against the individual. In March 1997 the June 1995 suit was dismissed by the Court. The individual has subsequently filed an appeal of the dismissal.

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

NOTE 15 - Going Concern:

        The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,024,863 during the year ended December 31, 1998. This factor indicates the Company and its subsidiaries'

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

        Prior to acquiring Whitney & Whitney, Inc. in 1988, the Company registered 1,777,000 common shares for public offering. Each common share included one Class A and one Class B warrant. Due to security law changes immediately subsequent to the offering, the offering did not raise sufficient equity capital to complete the Company's business plan. In order to solve the Company's liquidity problems, management has been implementing a plan of increasing equity through private placements of preferred and common shares, conversion of debt to common shares, and payment of consulting and other labor services with common shares.

        In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photobyproducts has been completed. Management is now organizing the resources needed to market the products. In March 1998 the Company's subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the Gold'n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options.

        During 1997 the Company issued a Private Placement Memorandum to raise $500,000 in equity funds and made an offer to exchange its Preferred Shares for Restricted Common Shares. A total of $324,300 was received from the Private Placement during 1997. Promissory notes, with balances of $82,663 and $120,000 at December 31, 1998 and 1997, respectively, have been accepted in subscription of the Private Placement and an additional $81,175 was received in 1998. The Preferred Exchange is more fully discussed at Note 6.

 	  During 1998 the Company issued a Private Placement Memorandum to raise $2 million in equity funds. A total of $1,078,750 was received from the Private Placement in 1998. In addition, $37,500 was received subsequent to December 31, 1998, $70,000 in accrued management salaries and an account payable due to an officer/stockholder were converted into common stock in the Private Placement, and promissory notes with balances of $25,000 at December 31, 1998 have been accepted in subscription of the Private Placement.

	  In February 1999 the Company opened the Final Tranche of the 1998 Private Placement to raise $780,000 in equity funds. Through March 5, 1999, $115,000 has been received under the Final Tranche. In addition, through March 5, 1999, $561,174 has been received in exercise of 1998 and prior warrants.

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


NOTE 16 - Off-Balance Sheet Risks and Concentration of Credit Risk:

        The Company occasionally maintains bank deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The Company's risk is managed by maintaining its accounts in one of the top five largest banks in the country.

        As of December 31, 1998, a significant portion of the Company's accounts receivable is concentrated with one mining industry client. This concentration of credit risk is somewhat mitigated due to the fact that the Company has been providing services for this client for more than ten years.

        Increase or decrease in photobyproduct recycling service and silver extraction revenues has a direct relationship with federal, state, and local regulations and enforcement of said regulations. Increase or decrease in fertilizer revenues will be related to crop cycles, seasonal variations, and weather patterns.

        The ability to recognize a net profit from silver recovery sales is based on the fair market value of silver (London five day average) at the time the photobyproducts are obtained versus the fair market value of silver when recovered silver is sold. Most customers are given an 80% silver credit against recycling services based on the content of silver in the photobyproducts. If the fair market value of silver declines, the possibility exists that the 80% credit, plus operating costs associated with the silver extraction, could exceed the revenues generated at the time the silver is sold.

        Management's plan to reduce the market risk of silver is to increase the volume of photobyproducts and the resultant silver recovery, and then to implement a hedging program in which silver will be sold forward, thereby matching the price to be received to the price paid to the Company's customers.

        As a handler of photobyproduct materials, the Company is subject to various federal, state, and local environmental, safety, and hazardous waste regulations. The Company believes that its policies and procedures for handling hazardous wastes are in compliance with the applicable laws and regulations and are consistent with industry standards. Costs for these compliance activities have not been segregated in the Company's records, but are expensed as incurred. As the Company's photobyproduct fertilizer business expands, the various laws and regulations that are applicable to the Company's activities will change. During 1996, the Company received concurrence from the State of Nevada environmental officials that the Company's photobyproduct fertilizer process meets the existing requirements for exemption from all environmental regulations, except toxic metal content standards, and with the exception that certain presently conducted lab analyses of the photobyproducts will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Once all the photobyproducts are utilized in

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   the fertilizer or other commercial products, all the Company's customers will be exempt. As a result, the Company's cost of compliance could decrease.

NOTE 17 - Subsequent Events:

        Through March 5, 1999, new capital leases in the amount of $150,701 (original principal amount) were incurred to finance equipment acquisitions for the Reno/Stead manufacturing facility. An additional $200,000 in equipment leases were pending on that date.

  	The following summarizes common stock activity from January 1, 1999 through March 5, 1999:


                                           ISSUED             TO BE ISSUED
                                   -------------------     ------------------
                                      SHARES   AMOUNT       SHARES     AMOUNT
                                   ---------- --------     --------   --------

        Warrant exercise           1,095,240   $169,674   2,665,000   $391,500
        Private placement             60,000      7,500     567,750    145,000
        Labor & consulting services  249,125     37,881     696,574     84,157
        Director fees                  7,500      1,377        -          -
        Interest                      27,889      3,896        -          -
        Purchase of equipment           -          -          1,429        500
        Operating expenses            24,390      5,000        -          -
        Acquisition of subsidiary       -          -          7,409      1,667
                                   ---------   --------   ---------   --------
                                   1,464,144   $225,328   3,938,162   $622,824
                                   =========   ========   =========   ========

        In addition, a total of $10,150 in labor services and $1,772 in interest on accrued salaries has been incurred and will be paid in stock.

        In February 1999 the Company opened the Final Tranche of the 1998 Private Placement Memorandum to raise $780,000 in equity funds by offering common shares and warrants at varying rates, with an anticipated minimum of $0.35 per share. Through March 5, 1999 $115,000 has been received from the Final Tranche. In addition, through March 5, 1999 $561,174 has been received in exercise of 1998 and prior warrants.

        The Company's subsidiary, Itronics Metallurgical, Inc., intends to exercise its option to purchase the Reno/Stead manufacturing facility prior to April 1, 1999, the expiration date of the option. Terms of the option are more fully described in Note 11.

NOTE 18 - Change in Accounting Principle:

	  During 1997 the Company changed its method of accounting for its annual audit and shareholder meeting expenses. The change was made to provide better quarter to quarter comparability of the Company's Statements

                        ITRONICS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


   of Operations. Prior to the change, the entire expense would be incurred and expensed within one or two quarters of the year. The Company believes it to be more appropriate to allocate these costs over the entire year. The effect of the change in 1997 was to increase net loss before cumulative effect of a change in accounting principle by $1,000, or ($0.000) per share. The adjustment of $31,500 included in the 1997 net loss is the cumulative effect of applying the new accounting method retroactively. The pro forma amounts shown on the Statements of Operations have been adjusted for the effect of retroactively applying the new accounting method.

NOTE 19 - Earnings (Loss) Per Share:

        Following is a reconciliation of the numerators, Net Income (Loss) before cumulative effect of a change in accounting principle, and the denominators, weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) before cumulative effect of a change in accounting principle for the years ended December 31, 1998 and 1997.

                                                1998           1997
                                              --------       --------
      Net Income (Loss) before cumulative
       effect of a change in accounting
       principle                            $(1,024,863)    $(499,421)

        Less: Preferred stock dividends           -           (26,000)
                                              ---------      ---------
      Basic EPS income (loss) available to
       common stockholders                  $(1,024,863)    $(525,421)
                                            ============    ==========

      Weighted average number of shares
       outstanding                           45,993,944     32,718,152

      Common equivalent shares                     -              -
                                             ----------     ----------

                                             45,993,944     32,718,152
                                             ==========     ==========

        Per share amount                      $(0.0223)      $(0.0160)
                                              =========      =========

        Warrants, options, and shares to be issued, totaling 13,411,850 and 6,391,232 shares as of December 31, 1998 and 1997, respectively, could potentially dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

                        ITRONICS INC. AND SUBSIDIARIES

                         COMPUTATION OF LOSS PER SHARE
                FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

                                  EXHIBIT 11


                                                 1998             1997
                                                ------           ------
Common and common equivalent shares used in determining net loss per share

	Weighted average number of common
       shares outstanding during the
       period                                 45,993,944       32,718,152

	Common equivalent shares                      -                -
                                              ----------       ----------

                                              45,993,944       32,718,152
                                              ==========       ==========

Net Loss                                      $1,024,863       $  530,921

Cumulative preferred dividends for the
 period                                             -              26,000
                                               ---------        ---------
Net loss plus cumulative preferred dividends
 for the period                               $1,024,863       $  556,921
                                               =========        =========

Loss per share                                $   0.0223       $   0.0170
                                               =========        =========

                        ITRONICS INC. AND SUBSIDIARIES

                           SIGNIFICANT SUBSIDIARIES

                                  EXHIBIT 21



                                       STATE OF           NAMES UNDER WHICH
    NAME                             INCORPORATION         THEY DO BUSINESS
-----------                         ---------------      -------------------
Whitney & Whitney, Inc.                 Nevada                  Same

Itronics Metallurgical, Inc             Nevada                  Same

Nevada Hydrometallurgical Project
 (A Partnership)                        Nevada                  Same

American Hydromet
 (A Joint Venture)                      Nevada                  Same

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ITRONICS INC.
                                        --------------

Date:  March 30, 1999                   By: /S/  JOHN W. WHITNEY
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

Date: March 30, 1999                    By: /S/  JOHN W. WHITNEY
     ---------------                       ----------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive and Financial
                                           Officer)


Date: March 30, 1999                    By: /S/  MICHAEL C. HORSLEY
     ---------------                       ----------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)

Date: March 30, 1999                    By: /S/  PAUL H. DURCKEL
     ---------------                       ----------------------------------
                                           Paul H. Durckel
                                           Director

Date: March 30, 1999                    By:  /S/ ALAN C. LEWIN
     ---------------                       ----------------------------------
                                           Alan C. Lewin
                                           Director