Form 10QSB
period 1999-03-31
ITRONICS INC
filed 1999-05-17
CIK 825203

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM l0-QSB


(Mark  One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the quarterly period ended March 31, 1999

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



Issuer's telephone number, including area code: (775)689-7696
                                                -------------

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

        As of April 30, 1999, 65,842,438 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                        ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - March 31, 1999
    and December 31, 1998                                            4

  Condensed Consolidated Statements of Operations for the
    Three Months Ended March 31, 1999 and 1998.                      6

  Condensed Consolidated Statements of Cash Flows for the
    Three Months Ended March 31, 1999 and 1998.                      7

  Notes to Condensed Consolidated Financial Statements               8


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          9




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            14

Item 2. Changes in Securities and Use of Proceeds                    14

Item 6. Exhibits and Reports on Form 8-K                             15

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements
----------------------------
                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)

                                    ASSETS

                                                March 31, 1999  Dec. 31, 1998
                                                --------------  -------------
CURRENT ASSETS
  Cash                                          $  644,676      $  348,829
  Accounts receivable                               81,073         117,397
  Notes receivable, subscriptions of stock          60,604          66,325
  Inventories                                       41,597          41,107
  Prepaid expenses                                  65,715          46,945
                                                 ---------       ---------
        Total Current Assets                       893,665         620,603
                                                 ---------       ---------
PROPERTY AND EQUIPMENT
  Land                                             215,000            -
  Building                                         787,526            -
  Plant design/construction in progress            159,943          98,358
  Leasehold improvements                            14,212          14,212
  Equipment and furniture                          414,498         394,746
  Vehicles                                          69,155          68,273
  Equipment under capital lease                    295,689          35,189
                                                 ---------       ---------
                                                 1,956,023         610,778

  Less: Accumulated depreciation and amortization  293,205         281,433
                                                 ---------       ---------
                                                 1,662,818         329,345
                                                 ---------       ---------
OTHER ASSETS
  Intangibles                                       66,234          53,379
  Note receivable, subscription of stock            31,948          42,340
  Investment in American Gold & Silver Ltd.          9,250           9,250
  Deposits                                          11,349           7,612
                                                 ---------       ---------
                                                   118,781         112,581
                                                 ---------       ---------
                                                $2,675,264      $1,062,529
                                                 =========       =========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                               March 31, 1999   Dec. 31, 1998
                                               --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  129,014      $  152,682
  Accrued management salaries                       67,498          80,914
  Accrued expenses                                  72,370         103,136
  Contracts payable                                 26,922          19,279
  Interest payable                                   8,104          15,084
  Current maturities of long-term debt and leases   40,953           4,951
  Current maturities of advances and leases from
   stockholders                                    107,597         122,282
  Other                                             10,126           6,326
                                                 ---------       ---------
        Total Current Liabilities                  462,584         504,654
                                                 ---------       ---------
LONG-TERM LIABILITIES
  Long-term debt and leases, less current
   maturities                                      243,332          24,786
  Advances and leases from stockholders, less
   current maturities                               36,055          50,196
  Accrued salary due stockholder                    37,200          37,200
  Deferred gain, less current maturities            30,226          16,111
                                                 ---------       ---------
        Total Long-Term Liabilities                346,813         128,293
                                                 ---------       ---------
                                                   809,397         632,947
                                                 ---------       ---------

STOCKHOLDERS' EQUITY
  Preferred stock (-0- shares outstanding)            -               -
  Common stock ( 64,336,160 shares outstanding at
   March 31, 1999 and 56,059,727 outstanding at
   December 31, 1998)                               64,336          56,060
  Additional paid-in capital                     6,367,688       4,625,194
  Accumulated deficit                           (4,811,775)     (4,375,283)
  Common stock to be issued                        245,618         123,611
                                                 ---------       ---------
                                                 1,865,867         429,582
                                                 ---------       ---------
                                                $2,675,264      $1,062,529
                                                 =========       =========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31,1999 AND 1998
                                 (UNAUDITED)


                                             Three Months Ended March 31,
                                             ----------------------------
                                                   1999        1998
                                                ----------  ----------
REVENUES
 Fertilizer                                     $  12,181   $  10,083
 Photobyproduct recycling                          27,955      31,897
 Silver                                            21,034      53,454
 Mining technical services                         70,313      82,712
                                                 --------    --------
     Total Revenues                               131,483     178,146

COST OF SALES                                     204,813     204,503
                                                 --------    --------
     Gross Profit                                 (73,330)    (26,357)
                                                 --------    --------
OPERATING EXPENSES
 Depreciation and amortization                     14,649       7,638
 Research and development                          13,037      20,168
 Sales and marketing                              184,806      46,187
 Plant start-up costs                              22,821        -
 General and administration                       113,396      93,225
                                                 --------    --------
                                                  348,709     167,218
                                                 --------    --------
     Operating Income (Loss)                     (422,039)   (193,575)
                                                 --------    --------
OTHER INCOME (EXPENSE)
 Interest expense                                 (15,635)    (10,844)
 Interest income                                    1,182         170
                                                 --------    --------
     Total Other Income
      (Expense)                                   (14,453)    (10,674)
                                                 --------    --------
Income (Loss) before provision
 for income taxes                                (436,492)   (204,249)
Provision for income taxes                           -           -
                                                 --------    --------

     Net Income (loss)                          $(436,492)  $(204,249)
                                                 ========    ========
Weighted average number of
 shares outstanding (1,000's)                     57,771      43,366
                                                 ========    ========

Earnings (loss) per share                       $(0.0076)   $(0.0047)
                                                 ========   ========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31,1999 AND 1998
                                 (UNAUDITED)


                                                  Three Months Ended March 31,
                                                       1999         1998
                                                    ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)                                   $(436,492)   $(204,249)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     14,649        7,638
     Expenses paid with issuance of common stock       53,441       25,638
     (Increase) decrease:
        Trade receivables                              36,324       20,414
        Inventories                                      (490)       2,598
        Prepaids and other assets                     (27,295)       7,477
     Increase (decrease):
        Accounts payable                              (23,668)      61,499
        Accrued expenses and contracts                (36,539)      21,826
        Accrued interest                              ( 6,980)       1,616
                                                    ---------     --------
        Net Cash Used by Operating Activities        (427,050)     (55,543)
                                                    ---------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                  (417,448)     (22,496)
                                                    ---------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                1,138,070       37,978
  Proceeds from debt                                   40,000       35,000
  Payments on debt                                    (37,725)     (10,455)
                                                    ---------     --------
        Net Cash Provided by Financing Activities   1,140,345       62,523
                                                    ---------     --------
        Net Increase (Decrease) in Cash               295,847      (15,516)
  Cash, beginning of period                           348,829       29,213
                                                    ---------     --------
  Cash, end of period                              $  644,676       13,697
                                                    =========     ========

           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                 (UNAUDITED)


1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended December 31, 1998. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

3. On March 31, 1999 the Company's subsidiary, Itronics Metallurgical, Inc. (IMI), closed escrow on the purchase of a 35,000 square foot manufacturing facility on approximately three acres of land pursuant to a lease/option agreement it had entered into in January 1998. The $1,000,000 purchase price was paid with $300,000 cash and $700,000 of the Company's restricted common stock. In addition, a total of $223,447 of equipment was acquired through financing leases during the quarter and $40,000 was financed from a sale/leaseback of computer equipment. Subsequent to March 31, 1999, additional financing for approximately $150,000 of equipment is in the lender approval process.

4. Following is financial information for each of the Company's segments. No changes have occurred in the basis of segmentation or in the basis of measurement of segment profit or loss since December 31, 1998.

        Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

                                                Three Months Ended March 31,
                                                     1999           1998
                                                  ----------     ---------
        Revenues:
          Photobyproduct Fertilizer             $    61,170     $  95,434
          Mining Technical Services                  70,313     $  82,712
                                                  ---------       -------
           Consolidated Revenues                $   131,483     $ 178,146
                                                  =========       =======
        Operating Income (Loss):
          Photobyproduct Fertilizer             $  (323,730)    $(158,542)
          Mining Technical Services                ( 98,309)     ( 35,033)
                                                 -----------     ---------
           Consolidated Operating Income (Loss)    (422,039)     (193,575)

           Other Income (Expense)                  ( 14,453)     ( 10,674)
                                                 -----------     ---------
           Consolidated Net Income (Loss) before
             taxes                              $(  436,492)    $(204,249)
                                                 ===========     =========

        Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

                                                 March 31,        December 31,
                                                   1999              1998
                                                ----------        ----------
    Current Assets:
      Photobyproduct Fertilizer                $   112,211        $  103,692
      Mining Technical Services                    148,036           121,171
                                                 ---------         ---------
                                                   260,247           224,863
                                                 ---------         ---------
    Property and Equipment, net:
      Photobyproduct Fertilizer                  1,584,491           276,920
      Mining Technical Services                     78,327            52,425
                                                 ---------         ---------
                                                 1,662,818           329,345
                                                 ---------         ---------
    Other Assets, net:
      Photobyproduct Fertilizer                     14,691            13,943
      Mining Technical Services                  3,108,214         3,107,185
                                                 ---------         ---------
                                                 3,122,905         3,121,128
                                                 ---------         ---------
    Total Assets:
      Photobyproduct Fertilizer                  1,711,393           394,555
      Mining Technical Services                  3,334,577         3,280,781
                                                 ---------         ---------
        Total Segment Assets                     5,045,970         3,675,336

      Itronics Inc. assets                       8,494,558         6,746,058
      Less: intercompany elimination           (10,865,264)       (9,358,865)
                                                 ---------         ---------
        Consolidated Assets                     $2,675,264        $1,062,529
                                                 =========         =========


Item 2. Management's Discussion and Analysis or Plan of Operations

I.      Results of Operations

        The Company reported a net loss of $436,492 or $(0.0076) per share for the quarter ended March 31, 1999, compared to a net loss of $204,249 or $(0.0047) per share for the comparable 1998 period. Two primary factors contributed to the increased loss for the first quarter of 1999. First, sales decreased by approximately $46,700 while cost of sales remained unchanged, resulting in an increase in gross loss of $47,000. Second, total operating costs increased by $181,500. The increased operating costs are due primarily to increased corporate and product marketing. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus has been on raising the capital required to complete the move to the new facility and on making both the investing public and potential customers aware of the Company and its products and services. The result of this effort was a substantial increase in the market price of the Company's stock, which led directly to the receipt of more than $1.1 million in private placement and warrant exercise funds and the subsequent purchase of the Reno/Stead manufacturing facility. Management focus is now on completing the move to the new plant, completion of the Private Placement, and completing the corporate management team and computer systems infrastructure needed to obtain, and manage, substantial sales growth. In that regard, the Company added two experienced people to the management team during the quarter. One recently retired as Manager, Product Development for Western Farm Services, Inc. He has more than 40 years experience as an executive in the fertilizer industry and will assist in fertilizer product development, with an emphasis on developing new markets.
He will also assist in diversifying to other raw material sources, including used phosphoric acid, which was the purpose behind the first quarter acquisition of P.D. West, Inc. The other new member of the management team has more than 25 years experience in the photo industry, and recently owned his own photo specialty and lab business. He will lead the Company's expansion in the consumer photography market.

        To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

                PHOTOBYPRODUCT FERTILIZER

        This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and marketing a line of liquid turf fertilizer products which are being introduced into the market in California and Nevada. Revenues are generated from photobyproduct management services and silver sales. Fertilizer sales are in the start-up phase and are expected to expand to a commercial level once the plant is relocated to the new facility which was recently acquired.

-----------------------------------------------------------------------------

                                    Three Months Ended March 31,
                                    ----------------------------
                                          1999         1998
                                       ----------   ----------
Sales revenue                          $  61,170    $  95,434

Operating income (loss)                $(323,730)   $(158,542)


-----------------------------------------------------------------------------

        Total segment sales for the first quarter of 1999 were approximately $61,200, compared to $95,400 for the comparable quarter of 1998, a decrease of $34,300, or 36%. Fertilizer sales for the quarter were approximately $12,200, compared to $10,100 for the 1998 first quarter, an increase of 21%. Photobyproduct recycling revenue for the quarter decreased by $3,900 on an increased volume of 10%, compared to the first quarter of 1998. Silver sales decreased $32,400 from the first quarter of 1998. Silver ounces sold decreased 57% and the average silver price decreased 17% for the quarter.
The decline in sales of photobyproduct services and silver is due primarily to the timing of processing distilled concentrated photobyproducts and the completion of a film shipment. These occurred during the first quarter of 1998 and are anticipated to occur during the second quarter of 1999. Future quarterly silver production will be dependent on the nature of photobyproducts processed during any particular quarter, and to the timing of film shipments. Consequently, there may be significant quarter to quarter fluctuations, either up or down, in silver sales. Cost of sales for the first quarter of 1999 decreased $6,100 from the 1998 first quarter. The decrease is due to a reduction of $20,500 in direct material costs resulting from decreased sales, which was partially offset by increases of $6,100 in payroll costs due to the addition of a plant position late in the first quarter of 1998 and $5,100 in repairs and maintenance related primarily to readying a tanker truck for local fertilizer deliveries. The increased payroll costs reflects the limited space conditions in the pilot plant, causing inefficient handling of materials. Moving to the commercial scale plant, combined with much larger capacity equipment, is expected to substantially improve labor productivity. These factors resulted in a gross loss of $70,500 for the first quarter of 1999, compared to a gross loss of $42,300 for the first quarter of 1998.

        Segment operating expenses increased approximately $137,000 over the first quarter of 1998, due primarily to increases of $108,200 in sales and marketing and $22,800 in plant start-up costs. The increase in sales and marketing reflects expenditures for corporate marketing, establishment of a fertilizer sales department, greater participation in industry trade shows, and the ongoing introduction of Gold'n Gro fertilizer products to the Western Farm Services sales force in California and introduction of a Gold'n Gro fertilizer sales program in Northern Nevada.

        These factors resulted in a 1999 first quarter segment operating loss of $323,700, compared to a loss of $158,500 for the first quarter of 1998, an increased operating loss of $165,200.


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

-----------------------------------------------------------------------------



                                     Three Months Ended March 31,
                                     ----------------------------
                                          1999         1998
                                       ----------   ----------
Sales revenue                           $ 70,313     $ 82,712

Operating income (loss)                 $(98,309)    $(35,033)


-----------------------------------------------------------------------------

        Mining technical services revenue was approximately $70,300 for the quarter ended March 31, 1999, compared to $82,700 for the comparable quarter of 1998, a decrease of $12,400, or 15%. Cost of sales increased by $6,400, due to an increase in pass-through costs of $7,600. These factors resulted in a gross loss for the segment of $2,800, compared to a gross profit of $16,000 for the prior year first quarter.

	Segment operating expenses increased by $44,500 due primarily to increases of $30,400 in sales and marketing costs and $10,100 in management salary costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

        The combination of these factors resulted in a 1999 first quarter segment operating loss of $98,300, compared to an operating loss of $35,000 for the first quarter of 1998.


                SUMMARY

        On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 1999 operating loss of $422,000, compared to an operating loss of $193,600 for the first quarter of 1998, an increased loss of $228,500.


II. Changes in Financial Condition; Capitalization

        Cash amounted to $644,676 as of March 31, 1999, compared to $13,697 as of March 31, 1998. Net cash used for operating activities was approximately $427,100 for the first three months of 1999. The cash used for operating activities during the period was financed primarily by stockholders, which included $1,138,100 in proceeds from the private placement of common shares.

        Total assets increased during the three months ended March 31, 1999 by approximately $1,613,000 to $2,675,000. Current assets increased approximately $273,100 due to an increase in cash of $295,800, which was partially offset by a decrease in accounts and notes receivable of $42,000. Current liabilities decreased by approximately $42,100 and total liabilities increased by $176,500. The increase to total liabilities is related primarily to lease financing of $263,400 in equipment, which was partially offset by a reduction of $67,200 in accounts payable and the various accrued expenses and debt payments of $37,700.

        In February 1999 the Company began the Final tranche of the 1998 Private Placement Offering to raise $780,000 in equity capital. During the quarter, a combined total of $1,138,100 was received from the Private Offering and the exercise of warrants from the 1998 and previous offerings. Subsequent to March 31, 1999, a total of $410,800 has been received from the Offering and warrant exercises.

III. Working Capital/Liquidity

        During the three months ended March 31, 1999, working capital improved by approximately $315,100 to $431,100. Management has continued the Company's ongoing program of improving working capital and liquidity through private placements of common shares and payment of consulting and other labor services with common shares. During the three months ended March 31, 1999, a total of $1,138,100 was received from the private placement of common shares and approximately $53,400 in various expenses were paid with common shares.

IV. New Developments

        As noted above, the Reno/Stead manufacturing plant purchase was completed on March 31, 1999. Financing for the majority of the manufacturing equipment is in place and much of the equipment has been delivered to the plant. Originally, it was planned to move the pilot plant equipment to the new facility in much the same configuration as the existing plant, with some additional equipment for increased production capacity. However, market acceptance of the Gold'n Gro fertilizer products and regulatory changes in California and Oregon that are tightening liquid photochemical waste disposal requirements have shown the need for significantly expanded production capacity. Consequently, the basic concept for the plant configuration has been redesigned. In addition, it was originally planned that the engineering drawings would be completed in-house. However, regulatory changes now require completion of the drawings by outside engineers. The result is that the move of the production equipment has not progressed as rapidly as anticipated. However, the engineering is now complete, the Company is working with a contractor to expedite construction once the building permit is received, and the Company is working with City of Reno officials to expedite the permit approval process. Permission has been obtained to move various raw materials, empty drums, etc. to the new facility and personnel will move in late May. Pouring of two additional 10" thick concrete pads is being required for earthquake safety. Pouring the concrete and letting it cure will require four to six weeks, pushing part of the production equipment move into late July.

	An extended winter season in California hampered first quarter fertilizer sales efforts. However, the Gold'n Gro products continue to be used or tested by more than 90 golf courses in California. Sales efforts in Northern Nevada were initiated during the quarter.

	The University of California, Davis has begun a test program to determine the effectiveness of Gold'n Gro fertilizers on wine grapes. U.C. Davis is "the" recognized academic authority for research on wine grape nutrition in the California wine industry. With more than 750,000 acres of grapes in California, this represents a significant market opportunity, should the test results prove to be positive.

V. Year 2000 Assessment

	The Company is assessing the potential effects of the Year 2000 issue on the Company's operations. The assessment is in two parts. First, an evaluation of the Company's computer systems and equipment with embedded computer chips for Year 2000 compliance. The majority of the Company's computers and software have been acquired within the last year. Therefore, management anticipates only minor Year 2000 compliance problems with its computer systems.

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

        Second, significant Year 2000 problems with the Company's major customers and suppliers could have a material negative impact on the Company's operations. At the present time, there are two major customers in the photobyproduct fertilizer segment and two major customers in the Company's mining technical services segment. The Year 2000 assessment process involves discussing the issue with these customers and evaluating the impact their operations could have on the Company's operations. No significant problems with these customers are anticipated at this time.

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

        In May 1998 agreement was reached with the plaintiff that if the appeal of the first suit fails, the second suit will be dropped. Due to a civil court backlog, the appeal hearing has been delayed for at least a year. As of the date of this report, a hearing date has not been set.


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
	(c) Recent Sales of Unregistered Securities:

	Following is a summary of sales of unregistered securities for the three months ended March 31, 1999. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                          Shares              Value
                                          Issued             Received
                                         ---------          ----------
Private placement for cash               1,140,750          $  332,500

Exercise of warrants for cash            4,310,240             660,174

Purchase of the Reno/Stead manufacturing
 facility                                2,491,103             700,000

Interest on accrued management salaries     27,889               3,896

Labor services of management, directors
 and consultants                           241,125              33,038

Operational expenses                        30,488               7,500

Acquisition of subsidiary and office
 equipment                                   8,838               2,167
                                         ---------           ---------

                                         8,250,433          $1,739,275
                                         =========           =========

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


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

        (a) Exhibit 27, "Financial Data Schedule", is presented on page 17 of this report.

        (b) A report on Form 8-K, dated March 31, 1999, was filed by the Company. The purpose of the Form 8-K was to report the purchase of the Reno/Stead manufacturing facility. Pro forma financial statements of the Company for the year ended December 31, 1998 were included in the report.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ITRONICS INC.


DATED: May 14, 1999                     By: JOHN W. WHITNEY
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



DATED: May 14, 1999                     By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                           John W. Whitney
                                           President, Treasurer and Director
                                           (Principal Executive Officer)


DATED: May 14, 1999                     By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                           Michael C. Horsley
                                           Controller
                                           (Principal Accounting Officer)