Form 10QSB
period 1999-06-30
ITRONICS INC
filed 1999-08-16
CIK 825203

UNITED STATES
		                    SECURITIES AND EXCHANGE COMMISSION
 			                      Washington, D.C. 20549

				                             FORM l0-QSB


(Mark  One)

(X)     QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES
	       EXCHANGE ACT OF 1934
                     			     For the quarterly period ended June 30, 1999

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

	As of July 31, 1999, 68,329,758 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

			                    ITRONICS INC. AND SUBSIDIARIES
			                          TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - June 30, 1999
    and December 31, 1998                                            4

  Condensed Consolidated Statements of Operations and
    Comprehensive Income for the Three and Six Months
    Ended June 30, 1999 and 1998.                                    6

  Condensed Consolidated Statements of Cash Flows for the
    Six Months Ended June 30, 1999 and 1998.                         7

  Notes to Condensed Consolidated Financial Statements               8


Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          10




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            16

Item 2. Changes in Securities and Use of Proceeds                    16

Item 6. Exhibits and Reports on Form 8-K                             17

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements
----------------------------
                   			ITRONICS INC. AND SUBSIDIARIES
		                CONDENSED CONSOLIDATED BALANCE SHEETS
		                  JUNE 30, 1999 AND DECEMBER 31, 1998
				                           (UNAUDITED)

                          				    ASSETS

		                                  			       June 30, 1999   Dec. 31, 1998
	  				                                       --------------  -------------
CURRENT ASSETS
  Cash                                          $  687,901      $  348,829
  Accounts receivable                              146,824         117,397
  Notes receivable, subscriptions of stock          13,833          66,325
  Marketable equity securities                      16,796             -
  Inventories                                       46,640          41,107
  Prepaid expenses                                  78,455          46,945
						                                           ---------       ---------
	       Total Current Assets                       990,449         620,603
						                                           ---------       ---------
PROPERTY AND EQUIPMENT
  Land                                             215,000            -
  Building                                         787,526            -
  Plant design/construction in progress            182,752          98,358
  Leasehold improvements                            14,212          14,212
  Equipment and furniture                          393,777         394,746
  Vehicles                                          69,155          68,273
  Equipment under capital lease                    484,214          35,189
						                                           ---------       ---------
						                                           2,146,636         610,778

  Less: Accumulated depreciation and amortization  307,097         281,433
						                                           ---------       ---------
		                                          				 1,839,539         329,345
						                                           ---------       ---------
OTHER ASSETS
  Intangibles                                       75,985          53,379
  Note receivable, subscription of stock               -            42,340
  Investment in American Gold & Silver Ltd.          9,250           9,250
  Deposits                                          19,144           7,612
						                                           ---------       ---------
						                                             104,379         112,581
						                                           ---------       ---------
						                                          $2,934,367      $1,062,529
				                                          		 =========       =========


	           See Notes to Condensed Consolidated Financial Statements

			                   ITRONICS INC. AND SUBSIDIARIES
		                 CONDENSED CONSOLIDATED BALANCE SHEETS
		                  JUNE 30, 1999 AND DECEMBER 31, 1998
				                           (UNAUDITED)

		                  LIABILITIES AND STOCKHOLDERS' EQUITY

					                                          June 30, 1999   Dec. 31, 1998
					                                         --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  109,882      $  152,682
  Accrued management salaries                       18,286          80,914
  Accrued expenses                                  76,704         103,136
  Insurance contracts payable                       24,030          19,279
  Interest payable                                   7,114          15,084
  Current maturities of long-term debt and leases   66,709           4,951
  Current maturities of advances and leases from
   stockholders                                     61,858         122,282
  Other                                             13,130           6,326
						                                           ---------       ---------
	       Total Current Liabilities                  377,713         504,654
						                                           ---------       ---------
LONG-TERM LIABILITIES
  Long-term debt and leases, less current
   maturities                                      352,662          24,786
  Advances and leases from stockholders, less
   current maturities                               29,279          50,196
  Accrued salary due stockholder                    33,054          37,200
  Deferred gain, less current maturities            39,370          16,111
						                                           ---------       ---------
	       Total Long-Term Liabilities                454,365         128,293
						                                           ---------       ---------
						                                             832,078         632,947
						                                           ---------       ---------

STOCKHOLDERS' EQUITY
  Preferred stock (-0- shares outstanding)            -               -
  Common stock (67,653,688 shares outstanding at
   June 30, 1999 and 56,059,727 outstanding at
   December 31, 1998)                               67,654          56,060
  Additional paid-in capital                     7,129,763       4,625,194
  Accumulated deficit                           (5,255,622)     (4,375,283)
  Common stock to be issued                        155,856         123,611
  Accumulated other comprehensive income             4,638             -
						                                           ---------       ---------
						                                           2,102,289         429,582
						                                           ---------       ---------
						                                          $2,934,367      $1,062,529
						                                           =========       =========


	            See Notes to Condensed Consolidated Financial Statements

	                    		ITRONICS INC. AND SUBSIDIARIES
	            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
			                         COMPREHENSIVE INCOME
	          FOR THE THREE AND SIX MONTHS ENDED JUNE 30,1999 AND 1998
				                            (UNAUDITED)


			                     Three Months Ended June 30,  Six Months Ended June 30,
			                             1999        1998           1999        1998
			                         ----------  ----------     ----------  ----------
REVENUES
 Fertilizer                 $  21,428   $  17,968     $   33,609  $   28,051
 Photobyproduct recycling      31,580      28,914         59,535      60,811
 Silver                        49,910      46,217         70,944      99,671
 Mining technical services     88,977      67,265        159,290     149,977
			                          --------    --------       --------    --------
     Total Revenues           191,895     160,364        323,378     338,510

COST OF SALES                 246,252     198,249        451,065     402,752
                     			     --------    --------       --------    --------
     Gross Profit             (54,357)    (37,885)      (127,687)   ( 64,242)
			                          --------    --------       --------    --------
OPERATING EXPENSES
 Depreciation and amort.       19,527       7,638         34,176      15,276
 Research and development      13,111      21,469         26,148      41,637
 Sales and marketing          191,748      67,571        376,554     113,758
 Plant start-up costs           3,885       4,789         26,706       4,789
 General and admin.           145,146      82,203        258,542     175,428
			                          --------    --------       --------    --------
			                           373,417     183,670        722,126     350,888
			                          --------    --------       --------    --------
     Operating Income (Loss) (427,774)   (221,555)      (849,813)   (415,130)
			                          --------    --------       --------    --------
OTHER INCOME (EXPENSE)
 Interest expense             (22,539)    (11,182)       (38,174)    (22,026)
 Interest income                6,466       3,152          7,648       3,322
			                          --------    --------       --------    --------
     Total Other Income
      (Expense)               (16,073)    ( 8,030)       (30,526)    (18,704)
			                          --------    --------       --------    --------
Income (Loss) before provision
 for income taxes            (443,847)   (229,585)      (880,339)   (433,834)
Provision for income taxes        -           -              -           -
			                          --------    --------        --------   --------

     Net Income (loss)       (443,847)   (229,585)      (880,339)   (433,834)

Other comprehensive income
  Unrealized gains on
   securities                   4,638         -            4,638         -
			                          --------    --------       --------    --------

     Comprehensive Loss     $(439,209)  $(229,585)     $(875,701)  $(433,834)
			                          ========    ========       ========    ========

Weighted average number of
 shares outstanding (1,000's) 66,172      44,370         61,985      43,871
			                          ========    ========       ========    ========

Earnings (loss) per share    $(0.0067)  $(0.0052)       $(0.0142)   $(0.0099)
	                     		     ========   ========        ========    ========

	           See Notes to Condensed Consolidated Financial Statements

		                      	ITRONICS INC. AND SUBSIDIARIES
	                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
  	              FOR THE SIX MONTHS ENDED JUNE 30,1999 AND 1998
				                             (UNAUDITED)


						                                             Six Months Ended June 30,
						                                                 1999         1998
						                                              ----------   ----------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)                                   $(880,339)   $(433,834)
  Adjustments to reconcile net income (loss)
   to cash used by operations
     Depreciation and amortization                     34,176       15,276
     Expenses paid with issuance of common stock       97,914       60,577
     (Increase) decrease:
	       Trade receivables                              (4,394)       2,598
	       Interest receivable-stock subscription            917       (2,933)
	       Marketable equity securities                  (12,158)         -
	       Inventories                                    (5,533)      15,604
	       Prepaid and other assets                      (52,139)        (690)
     Increase (decrease):
	       Accounts payable                              (42,800)      79,132
	       Accrued expenses and contracts                (84,955)     111,621
	       Accrued interest                              ( 7,970)       6,618
						                                              ---------     --------
	       Net Cash Used by Operating Activities        (957,281)    (146,031)
					                                          	    ---------     --------
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
  Acquisition of property and equipment
    and intangibles                                  (483,102)     (41,780)
						                                              ---------     --------
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
  Proceeds from sale of common stock                1,847,839      138,175
  Proceeds from debt                                   40,000       43,527
  Payments on debt                                   (108,384)     (15,861)
						                                              ---------     --------
	       Net Cash Provided by Financing Activities   1,779,455      165,841
						                                              ---------     --------
	       Net Increase (Decrease) in Cash               339,072      (21,970)
  Cash, beginning of period                           348,829       29,213
						                                              ---------     --------
  Cash, end of period                              $  687,901    $   7,243
						                                              =========     ========


	           See Notes to Condensed Consolidated Financial Statements

	                    		ITRONICS INC. AND SUBSIDIARIES
 	          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				                           JUNE 30, 1999
				                            (UNAUDITED)


1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 1998. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3. On March 31, 1999 the Company's subsidiary, Itronics Metallurgical, Inc. (IMI), closed escrow on the purchase of a 35,000 square foot manufacturing facility on approximately three acres of land pursuant to a lease/option agreement it had entered into in January 1998. The $1,000,000 purchase price was paid with $300,000 cash and $700,000 of the Company's restricted common stock. In addition, through June 30, 1999, a total of $346,193 of equipment was acquired through financing leases during the quarter and $65,033 was financed from sale/leasebacks of computer and office equipment. Subsequent to June 30, 1999, an additional $158,000 in lease financing has been approved, which included approximately $115,000 in cash.

4. Following is financial information for each of the Company's segments. No changes have occurred in the basis of segmentation since December 31, 1998. Cost allocation percentages were reviewed during the quarter, resulting in a greater percentage of corporate marketing and administrative costs being allocated to the photobyproduct fertilizer segment to reflect the increased emphasis on that segments activities. This resulted in approximately $25,300 in greater costs to that segment than if previous percentages had been used.

	      Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

	                     		 Three Months Ended June 30, Six Months Ended June 30,
			                            1999         1998         1999        1998
			                         ----------   ----------   ----------  ---------
Revenues:
 Photobyproduct Fertilizer  $ 102,918    $  93,099    $ 164,088   $ 188,533
 Mining Technical Services     88,977       67,265      159,290     149,977
			                         ---------     --------     --------    --------
  Consolidated Revenues     $ 191,895    $ 160,364    $ 323,378   $ 338,510
			                         =========     ========     ========    ========
Operating Income (Loss):
 Photobyproduct Fertilizer  $(368,796)   $(175,672)   $(692,526)  $(334,214)
 Mining Technical Services   ( 58,978)    ( 45,883)    (157,287)    (80,916)
			                        -----------   ---------     --------    --------
  Consolidated Operating
   Income (Loss)             (427,774)    (221,555)    (849,813)   (415,130)

  Other Income (Expense)     ( 16,073)    (  8,030)     (30,526)    (18,704)
			                        -----------    ---------    --------    --------
  Consolidated Net Income
   (Loss) before taxes      $(443,847)   $(229,585)   $(880,339)  $(433,834)
			                          ========     ========     ========    ========

                        			ITRONICS INC. AND SUBSIDIARIES
	               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
				                               JUNE 30, 1999
				                                (UNAUDITED)

      	Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

                                          						 June 30,        December 31,
						                                             1999              1998
						                                          ----------        ----------
    Current Assets:
      Photobyproduct Fertilizer                $   138,776        $  103,692
      Mining Technical Services                    216,650           121,171
						                                           ---------         ---------
						                                             355,426           224,863
						                                           ---------         ---------
    Property and Equipment, net:
      Photobyproduct Fertilizer                  1,738,197           276,920
      Mining Technical Services                    101,342            52,425
						                                           ---------         ---------
						                                           1,839,539           329,345
						                                           ---------         ---------
    Other Assets, net:
      Photobyproduct Fertilizer                     21,009            13,943
      Mining Technical Services                  2,917,096         3,107,185
						                                           ---------         ---------
						                                           2,938,105         3,121,128
						                                           ---------         ---------
    Total Assets:
      Photobyproduct Fertilizer                  1,897,982           394,555
      Mining Technical Services                  3,235,088         3,280,781
						                                           ---------         ---------
	       Total Segment Assets                     5,133,070         3,675,336

      Itronics Inc. assets                       9,015,636         6,746,058
      Less: intercompany elimination           (11,214,339)       (9,358,865)
					                                          	 ---------         ---------
	       Consolidated Assets                     $2,934,367        $1,062,529
						                                           =========         =========

Item 2. Management's Discussion and Analysis or Plan of Operations

I.      Results of Operations

      	The Company reported a net loss of $443,847 or $0.0067 per share for the quarter ended June 30, 1999, compared to a net loss of $229,585 or $0.0052 per share for the comparable 1998 period. For the first six months of 1999 the loss was $880,339 or $0.0142 per share, compared to a loss of $433,834 or $0.0099 per share for the 1998 comparable period. The primary factor contributing to the increased loss for the quarter was increased operating costs of $189,700. The increased operating costs are due primarily to increased corporate and product marketing and administration costs for financial management. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus is now on completing the move to the new plant and completing the corporate management team and computer systems infrastructure needed to obtain, and manage, substantial sales growth. In that regard, the Company added one experienced person to the management team during the quarter. He has more than ten years experience in fertilizer manufacturing and field application. He was recently employed by Western Farm Services, Inc. as a fertilizer and applications chemist. He will provide technical support for fertilizer manufacturing, fertilizer injection equipment sales and installation, and related Gold'n Gro fertilizer nutrition program implementation.

      	To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

            		PHOTOBYPRODUCT FERTILIZER

      	This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and marketing a line of liquid fertilizer products which are being introduced into the turf and horticultural markets in California and Nevada. Revenues are generated from photobyproduct management services, and silver and fertilizer sales. Fertilizer sales are in the start-up phase and are expecte to expand to a commercial level once manufacturing is relocated to the new facility which was recently acquired.


-----------------------------------------------------------------------------

              		       Three Months Ended June 30,  Six Months Ended June 30,
		                     ---------------------------  -------------------------
			                         1999         1998           1999         1998
			                      ----------   ----------     ----------   ----------
Sales revenue            $ 102,918    $  93,099      $ 164,088    $ 188,533

Operating income (loss)  $(368,796)   $(175,672)     $(692,526)   $(334,214)


-----------------------------------------------------------------------------



      	Total segment sales for the second quarter of 1999 were approximately $102,900, compared to $93,100 for the comparable quarter of 1998, an increase of 10.5%. Fertilizer sales for the quarter were approximately $21,400, compared to $18,000 for the 1998 second quarter, an increase of 19%. Photobyproduct recycling revenue for the quarter increased by $2,700 on an increased volume of 1.6%, compared to the second quarter of 1998. Silver sales increased $3,700 from the second quarter of 1998, an increase of 8%. Sales growth will continue to be limited until the new plant is operational. Cost of sales for the second quarter of 1999 increased $39,200 from the 1998 second quarter. The increase includes $9,300 in direct costs due to increased sales and $11,000 in payroll costs. The increased payroll costs reflects the limited space conditions in the pilot plant, causing inefficient handling of materials. Moving to the commercial scale plant, combined with much larger capacity equipment, is expected to substantially improve labor productivity. These factors resulted in a gross loss of $72,400 for the second quarter of 1999, compared to a gross loss of $43,000 for the second quarter of 1998.

      	Segment operating expenses increased approximately $163,700 over the second quarter of 1998, due primarily to increases of $106,600 in sales and marketing and $56,500 in general and administration. The increase in sales and marketing reflects expenditures for corporate marketing, establishment of a fertilizer sales department, greater participation in industry trade shows, and the ongoing introduction of Gold'n Gro fertilizer products to the Western Farm Services sales force in California and introduction of a Gold'n Gro fertilizer sales program in Northern Nevada. The increase in general and administration reflects $49,500 in payroll and consulting costs related to financial management and establishment of a computer systems infrastructure.

	       These factors resulted in a 1999 second quarter segment operating loss of $368,800, compared to a loss of $175,700 for the second quarter of 1998, an increased operating loss of $193,100.

       	For the first six months of 1999, segment sales totaled $164,100, compared to $188,500 for the first six months of 1998, a decrease of 13%. Operating loss for the first six months of 1999 was approximately $692,500, compared to $334,200 for the first six months of 1998. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.



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

 ----------------------------------------------------------------------------
		                    Three Months Ended June 30,  Six Months Ended June 30,
 		                   ---------------------------  -------------------------
 			                        1999         1998           1999         1998
			                      ----------   ----------     ----------   ----------
Sales revenue            $ 88,977     $ 67,265       $ 159,290    $ 149,977

Operating income (loss)  $(58,978)    $(45,883)      $(157,287)   $ (80,916)


-----------------------------------------------------------------------------


      	Mining technical services revenue was approximately $89,000 for the quarter ended June 30, 1999, compared to $67,300 for the comparable quarter of 1998, an increase of $21,700, or 32%. The sales increase reflects the addition of a new gold mining exploration client late in the first quarter of 1999. Although the gold market remains depressed, this new client has the potential to develop into a significant long term client relationship. Cost of sales increased by $8,800, due to increases of $5,000 in payroll costs and

$3,600 in rent and utilities for additional office space. These factors resulted in a gross profit for the segment of $18,000, compared to $5,100 for the prior year second quarter.

      	Segment operating expenses increased by $26,000 due primarily to increases of $17,600 in sales and marketing costs and $6,400 in management salary costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

	      The combination of these factors resulted in a 1999 second quarter segment operating loss of $59,000, compared to a loss of $45,900 for the second quarter of 1998, an increased operating loss of $13,100.

	      For the first six months of 1999, segment revenue totaled $159,300, compared to $150,000 for the first six months of 1998, an increase of 6.2%. Operating loss for the period was $157,300, compared to an operating loss of $80,900 for the comparable 1998 period. The primary factor contributing to the decline was increased expenditures for marketing and financial management.

	               	SUMMARY

	      On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 1999 operating loss of $427,800, compared to an operating loss of $221,600 for the second quarter of 1998, an increased loss of $206,200. Consolidated operating loss for the first six months of 1999 was $849,800, compared to $415,100 for the first six months of 1998.


II. Changes in Financial Condition; Capitalization

      	Cash amounted to $687,901 as of June 30, 1999, compared to $7,243 as of June 30, 1998. In February 1999 the Company began the Final Tranche of the 1998 Private Placement Offering to raise $780,000 in equity capital. During the first six months of 1999, a combined total of $1,848,000 was received from the Private Offering and the exercise of warrants from the 1998 and previous offerings. Of this amount, $957,300 was used to finance operations, $483,100 was invested in property and equipment and intangibles, and $339,100 was used to increase the cash balance.

	      Total assets increased during the six months ended June 30, 1999 by approximately $1,872,000 to $2,934,000. Current assets increased approximately $369,800 due to an increases in cash of $339,100, accounts receivable of $29,400, marketable securities of $16,800, and prepaid expenses of $31,500. These increases were partially offset by a decrease of $52,500 in notes receivable from stock subscriptions. Current liabilities decreased by approximately $126,900 and total liabilities increased by $199,100. The increase to total liabilities is related primarily to long term lease financing of $411,000 in equipment, which was partially offset by reductions of $42,800 in accounts payable, $96,400 in the various accrued expenses, and debt payments of $108,400.


III. Working Capital/Liquidity

      	During the six months ended June 30, 1999, working capital improved by approximately $496,800 to $612,700, as a result of the Company's ongoing program of improving working capital and liquidity through private placements of common shares and payment of consulting and other labor services with common shares.


IV. New Developments

      	As noted above, the Reno/Stead manufacturing plant purchase was completed on March 31, 1999. Financing for the majority of the manufacturing equipment is in place and most of the equipment has been delivered to the plant. Originally, it was planned to move the pilot plant equipment to the new facility in much the same configuration as the existing plant, with some additional equipment for increased production capacity. However, market acceptance of the Gold'n Gro fertilizer products and regulatory changes in California and Oregon that are tightening liquid photochemical waste disposal requirements have shown the need for significantly expanded production capacity. Consequently, the basic concept for the plant configuration has been redesigned.

      	In addition, the building and fire codes and federal hazardous material regulations have all changed in recent months. Consequently, the permitting process has been slowed while the regulatory agencies develop and implement guidelines for the new rules.

      	A partial building permit has been issued, the concrete pads have been poured, and the tanks have been set up on their stands on the new concrete pads. Plumbing the tank system is more than 50% complete. This phase of the project is expected to be completed by the end of August. The remaining work to be done includes minor building modifications and installation of a fire suppression sprinkler system.

      	The Company is working with City of Reno officials to obtain the final building permits needed and to plan for the Certificate of Occupancy requirements. Subject to obtaining these permits, the plant is expected to be operational in mid to late September.

      	The new federal hazardous materials regulations have significantly reduced the amount of heavy metals allowed in secondary materials that are applied to the land. The percentage of reduction in allowed metal content is from 86% to 98% depending upon which standard is applied. The other major impact of the new regulations is that all secondary materials now appear to be regulated. Many fertilizer products are derived from heavy metal bearing secondary materials which suggests that the new guidelines may have a major long term impact on the way that fertilizers are manufactured and the types of materials used in the manufacturing process.

      	Another area of potentially significant impact is on sewage sludge (biosolids) generated by municipal sewage treatment plants(POTW's). In recent years many POTW's have shifted to application of biosolids to the land as a soil amendment and a method of disposal. Biosolids of many POTW's do not meet the allowed heavy metal content under federal EPA regulations and so are disposed at solid waste disposal sites. The land applied and solid waste disposal biosolids are regulated under the new standards that apply a 96% reduction of allowed heavy metal content. The result is that these biosolids will now have to be disposed at licensed hazardous waste disposal sites while the municipalities find ways to reduce the amount of heavy metals being disposed to sewer.

      	The long term impact of the new regulations as they apply to POTW biosolids will be very significant in that municipalities will now have strong economic justification to apply source control measures in their communities. In most cases discharge of heavy metal bearing waste streams to sewer will probably have to be banned. This is significant for used photochemicals. It is estimated that more than 100 million gallons of used photochemicals are generated annually in the United States. It is also estimated that more than 70% of these used photochemicals are discharged to sewer. If the new heavy metal content rules are enforced, then most communities will have to ban the discharge of heavy metal bearing metal waste streams, including photochemicals, to sewer. As the new rules are enforced a nd communities respond, accelerated tightening of sewer discharge rules can be expected. This should substantially improve the attractiveness of Itronics' "beneficial use photochemical recycling program" to municipalities throughout the United States.

	      During the quarter the Company completed a review of its quality control procedures and processing records for the prior year. It appears that established operational procedures are sufficient to meet the new tighter requirements, but quality control procedures are being tightened to reduce the fluctuations that normally occur when processing the used photographic chemicals. It is the Company's belief that many existing operators will not be able to easily meet the new requirements and that some operators will not be able to meet them at all. It is also the Company's belief that the newly tightened regulations will make it quite difficult for anyone to develop new fertilizer products from photochemical waste materials, reducing the likelihood that the Company's technology will be duplicated by a U.S. based competitor.

      	The new fire code and building code regulations have the effect of bringing all chemical materials under regulation. The rules are very detailed and require a level of operational and organizational planning that was not previously required. The application of the rules is very broad and applies to all chemicals used in a business operation. These new guidelines apply to all new or used buildings in which operations are moving, starting up, or expanding. The Company believes that because of the extreme detail of planning and disclosure required by the new regulations, the zoning and operational permits for a new plant will begin to have significant value as compared to the recent past. It is quite likely that the permits could become as valuable as the land to which the permits apply. The other result of the new fire and building code regulations is that the time required to obtain needed permits for any operation that handles or uses chemicals will be greatly increased, making it difficult or impossible to rapidly build new facilities in new locations.

      	The permitting knowledge being gained at this stage of Itronics' development is leading to a re-evaluation of the company's expansion plans. It is clear that some significant changes in corporate growth strategy are required if the Company is going to achieve a rapid growth rate with the new regulations that are in place. One of the obvious changes is that acquisition of already permitted facilities, or businesses with already permitted facilities, is going to be the most efficient method for rapid geographical expansion within the United States.

      	The Company will be revising its business plan during the third and fourth quarters of this year, and shareholders will be informed if significant changes in the expansion plans are deemed necessary to achieve the growth objectives that have been established.

      	During the quarter the Company announced the hiring of an individual with expertise in fertilizer chemistry. It also announced that sales of systems that are designed to inject liquid fertilizer into irrigation lines (injector systems) had been initiated. The Company is negotiating a sales agreement with the manufacturer of the injection systems and plans to use the sales of the injector systems as a lead to establishing volume sales of Gold'n Gro liquid fertilizer products to golf courses, wine grape growers, and citrus growers. The dollar value of individual injector systems will range between $5,000 and $50,000 and will make a meaningful contribution to sales. During the second quarter systems with a gross installed value exceeding $200,000 were quoted to prospective golf course customers.

      	Golf courses with injector systems will typically purchase 1,000 gallons of fertilizer at a time. Several golf courses are evaluating bulk applications, but up to now, none of the golf courses using or evaluating Gold'n Gro products have become steady large volume users. However, field application results are continuing to be quite positive and several of the courses presently using the products for tank sprayer application are actively considering shifting to larger volume usage by acquiring and installing an injector system. It is anticipated that each golf course that buys and utilizes an injector system for fertigation would use between 3,000 gallons and 6,000 gallons of Gold'n Gro liquid fertilizer products per year. The announced Stead manufacturing plant capacity is in the range of 30,000 to 70,000 gallons of Gold'n Gro products per month. It would only take 60 to 120 bulk user golf courses to utilize the announced capacity. There are more than 900 golf courses in California and Nevada alone. It is now apparent that the Stead manufacturing plant will need to be expanded within a relatively short period of time if the high level of Gold'n Gro product acceptance continues.

      	The Gold'n Gro products continue to be used or tested by more than 100 golf courses in California, up from four courses in June 1998. Sales efforts in northern Nevada were initiated during the first quarter, resulting in 14 golf courses now using or testing the Gold'n Gro fertilizer products.

Sales within the established customer base are continuing to expand and the pilot plant is presently operating at its maximum capacity, so additional bulk fertilizer sales are being delayed until occupation of the new plant is achieved.

      	During the quarter work continued on used photochemical supply development. New customers have been qualified and are now being added to the service base in the northern California market. It is anticipated that within a short period of time after occupancy of the new plant is achieved, the used photochemical supplies will increase in the range of 30 to 50%. It appears that used photochemical supplies will be more than adequate to meet the needs for Gold'n Gro fertilizer manufacturing.

      	During the quarter work also continued on developing the service center concept that will be applied to expand the supplies of photochemical raw materials. The Company's focus for development of new supplies is northern California and Oregon. The service centers will be diversified collection and photochemical supply operations that will be linked to a distillation operation for reducing the bulk volume of liquid that will be shipped to Reno/Stead for processing. Work is underway to develop the business relationships necessary for the first service centers in northern California to be established. Planning is also underway to develop a service center in the vicinity of Portland, Oregon. It is also expected that later in the year the Company will begin handling used phosphoric acid produced by some of the computer chip manufacturers in the silicon forest south of Portland.

      	Late in the second quarter, a sales program for the "Silver Nevada Miner" 5 oz. silver bars was initiated. A silver quote and price section was added to the Company's web page and the Silver Nevada Miner bars are now advertised with a banner in that section. The response to this initial marketing has been substantial and it is anticipated that addition of the bars to the silver product line will provide a meaningful increase in silver sales beginning in the fourth quarter.

      	Establishment of a computer network/communication system was initiated during the quarter. All of the computer hardware has been received and installation of the network is nearly complete. Installation of this system will be followed by development of a more complete information management system for the Company. It is believed that this communication system approach is critical to facilitate rapid growth. It is also believed that the new systems, when installed and operational, will have sufficient expandability to support the Company into the $100 to $150 million annual sales range.


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

      	Second, significant Year 2000 problems with the Company's major customers and suppliers could have a material negative impact on the Company's operations. At the present time, there are two major customers in the photobyproduct fertilizer segment and three major customers in the Company's mining technical services segment. The Year 2000 assessment process involves discussing the issue with these customers and evaluating the impact their operations could have on the Company's operations. No significant problems with these customers are anticipated at this time.

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


Item 2. Changes in Securities and Use of Proceeds
-------------------------------------------------
      	(c) Recent Sales of Unregistered Securities:

      	Following is a summary of sales of unregistered securities for the three months ended June 30, 1999. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

					                                        Shares            Value
      					                                  Issued           Received
					                                      ---------        ----------
Private placement for cash                 1,114,125        $  388,500

Exercise of warrants for cash              1,585,000           282,750

Interest on accrued management salaries        7,681             1,810

                                     					    Shares            Value
					                                         Issued           Received
                                     					   ---------        ----------
Current labor services of management,
 directors and consultants                    86,648         $  23,425

Prior years labor services of management     596,574            61,657

					                                      ---------         ---------

					                                      3,390,028         $ 758,142
					                                      =========         =========

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



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

      	(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

				                              SIGNATURES

      	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   					ITRONICS INC.


DATED: August 13, 1999                  By: JOHN W. WHITNEY
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



DATED: August 13, 1999                  By: JOHN W. WHITNEY
       -----------------                   ---------------------------------
                                   					   John W. Whitney
					                                      President, Treasurer and Director
					                                      (Principal Executive Officer)


DATED: August 13, 1999                  By: MICHAEL C. HORSLEY
       -----------------                   ---------------------------------
                                   					   Michael C. Horsley
					                                      Controller
					                                      (Principal Accounting Officer)