Form 10QSB
period 1999-09-30
ITRONICS INC
filed 1999-11-15
CIK 825203

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM l0-QSB


(Mark  One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

( )	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                For the transition period from______ to_____


                    Commission File Number 33-18582


                                ITRONICS INC.
     (Exact name of small business issuer as specified in its charter)




              TEXAS                                  75-2198369
              -----                                  ----------
   (State or other jurisdiction of       (IRS Employer Identification Number)
   incorporation or organization)

6490 S. McCarran Blvd., Bldg C-23, Reno, Nevada 89509
-----------------------------------------------------
(Address of principal executive offices)


Issuer's telephone number, including area code: (775)689-7696


                                    NO CHANGE
                                    ---------
Former name, former address and former fiscal, if changes since last report.

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

        As of October 31, 1999, 69,497,008 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

                          ITRONICS INC. AND SUBSIDIARIES
                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
  Condensed Consolidated Balance Sheets - September 30, 1999
    and December 31, 1998                                            3

  Condensed Consolidated Statements of Operations and
    Comprehensive Income for the Three and Nine Months
    Ended September 30, 1999 and 1998.                               5

  Condensed Consolidated Statements of Cash Flows for the
    Nine Months Ended September 30, 1999 and 1998.                   6

  Notes to Condensed Consolidated Financial Statements               7

Item 2. Management's Discussion and Analysis or Plan of
  Operation                                                          9




PART II- OTHER INFORMATION


Item 1. Legal Proceedings                                            15

Item 2. Changes in Securities and Use of Proceeds                    15

Item 6. Exhibits and Reports on Form 8-K                             16

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)

                                    ASSETS


                                               Sept. 30, 1999   Dec. 31, 1998
                                               --------------   -------------
CURRENT ASSETS
  Cash                                          $  360,440       $  348,829
  Accounts receivable                              172,854          117,397
  Notes receivable, subscriptions of stock          12,833           66,325
  Marketable equity securities                      31,097              -
  Inventories                                       44,509           41,107
  Prepaid expenses                                  82,202           46,945
                                                 ---------        ---------
        Total Current Assets                       703,935          620,603
                                                 ---------        ---------

PROPERTY AND EQUIPMENT
  Land                                             215,000              -
  Building                                         787,526              -
  Plant design/construction in progress            474,801           98,358
  Leasehold improvements                            14,212           14,212
  Equipment and furniture                          417,397          394,746
  Vehicles                                          69,155           68,273
  Equipment under capital lease                    584,040           35,189
                                                 ---------        ---------
                                                 2,562,131          610,778
  Less: Accumulated depreciation and amort.        330,547          281,433
                                                 ---------        ---------
                                                 2,231,584          329,345
                                                 ---------        ---------
OTHER ASSETS
  Intangibles                                       69,011           53,379
  Note receivable, subscription of stock               -             42,340
  Investments                                       45,737            9,250
  Deposits                                          24,532            7,612
                                                 ---------        ---------
                                                   139,280          112,581
                                                 ---------        ---------
                                                $3,074,799       $1,062,529
                                                 =========        =========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (UNAUDITED)

                       LIABILITIES AND STOCKHOLDERS' EQUITY


                                               Sept. 30, 1999   Dec. 31, 1998
                                               --------------   -------------
CURRENT LIABILITIES
  Accounts payable                              $  297,792       $  152,682
  Accrued management salaries                       17,916           80,914
  Accrued expenses                                  92,580          103,136
  Insurance contracts payable                       14,622           19,279
  Interest payable                                   7,525           15,084
  Current maturities of long-term debt
    and leases                                      97,543            4,951
  Current maturities of advances and
    leases from stockholders                        42,273          122,282
  Other                                             13,130            6,326
                                                 ---------        ---------
                                                   583,381          504,654
                                                 ---------        ---------
LONG-TERM LIABILITIES


  Long-term debt and leases, less current
   maturities                                      521,205           24,786
  Advances and leases from stockholders, less
   current maturities                               15,175           50,196
  Accrued salary due stockholder                    33,054           37,200
  Deferred gain, less current maturities            36,790           16,111
                                                 ---------        ---------
        Total Long Term Liabilities                606,224          128,293
                                                 ---------        ---------
                                                 1,189,605          632,947
                                                 ---------        ---------
STOCKHOLDERS' EQUITY
  Preferred stock (-0- shares outstanding)             -                -
  Common stock (68,847,008 shares outstanding at
   September 30, 1999 and 56,059,727 outstanding
   at December 31, 1998)                            68,847           56,060
  Additional paid-in capital                     7,482,241        4,625,194
  Accumulated deficit                           (5,799,419)      (4,375,283)
  Common stock to be issued                        137,057          123,611
  Accumulated other comprehensive income            (3,532)             -
                                                 ---------        ---------
                                                 1,885,194          429,582
                                                 ---------        ---------
                                                $3,074,799       $1,062,529
                                                 =========        =========

          See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                            COMPREHENSIVE INCOME
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)


                                      Three Months Ended   Nine Months Ended
                                           Sept. 30,           Sept. 30,
                                     ------------------   -------------------
                                       1999      1998        1999       1998
REVENUES                             --------  ---------  ---------  --------
 Fertilizer                        $   16,765 $   17,003 $   50,374 $  45,054
 Photobyproduct recycling              33,566     35,411     93,101    96,222
 Silver                                23,610     30,622     94,554   130,293
 Mining technical services            229,816    147,052    389,106   297,029
                                    ---------  ---------  --------- ---------
     Total Revenues                   303,757    230,088    627,135   568,598
COST OF SALES                         367,523    265,883    818,588   668,635
                                    ---------  ---------  --------- ---------
     Gross Profit (Loss)              (63,766)   (35,795)  (191,453) (100,037)
                                    ---------  ---------  --------- ---------
OPERATING EXPENSES
 Depreciation and amort.               24,989      7,938     59,165    23,214
 Research and development              15,734     19,715     41,882    61,352
 Sales and marketing                  261,907     67,056    638,461   180,814
 Plant start-up costs                     229     14,367     26,935    19,156
 General and admin.                   154,637     96,671    413,179   272,099
                                    ---------  ---------  --------- ---------
                                      457,496    205,747  1,179,622   556,635
                                    ---------  ---------  --------- ---------
     Operating Income (Loss)         (521,262)  (241,542)(1,371,075) (656,672)
                                    ---------  ---------  --------- ---------

OTHER INCOME (EXPENSE)
 Interest expense                     (28,593)   (13,476)   (66,767)  (35,502)
 Interest income                        6,058      1,364     13,706     4,686
                                    ---------  ---------  --------- ---------
     Total Other Income
      (Expense)                       (22,535)   (12,112)   (53,061)  (30,816)
                                    ---------  ---------  --------- ---------
Income (Loss) before
 provision for income taxes          (543,797)  (253,654)(1,424,136) (687,488)

Provision for income taxes                -          -          -         -
                                    ---------  ---------  --------- ---------
     Net Income (loss)               (543,797)  (253,654)(1,424,136) (687,488)

Other comprehensive income
  Unrealized gains (losses)
   on Securities                       (8,170)       -       (3,532)      -
                                    ---------  ---------  --------- ---------
   Comprehensive Loss              $ (551,967)$(253,654)$(1,427,668)$(687,488)
                                    =========  =========  =========  ========

Weighted average number of shares
 outstanding (1,000's)               68,267     45,078     64,102     44,278
                                     ======     ======     ======     ======

Earnings (loss) per share          $(0.0080)   $(0.0056)  $(0.0222) $(0.0155)
                                    ========    ========  =========  ========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30,1999 AND 1998
                                  (UNAUDITED)



                                           Nine Months Ended Sept. 30,
                                                1999        1998
                                             ---------    ---------
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES

Net income (loss)                          $(1,424,136)  $ (687,488)
  Adjustments to reconcile net income
   (loss) to cash used by operations
     Depreciation and amortization              59,165       23,214
     Expenses paid with issuance of
      common stock                             150,178      104,474
     (Increase) decrease:
        Trade receivables                      (43,210)     (42,928)
        Interest receivable-stock
         subscription                              917      (   912)
        Marketable equity securities           (34,629)         -
        Inventories                             (3,402)      13,124
        Prepaid and other assets               (64,666)       1,801
     Increase (decrease):
        Accounts payable                       145,109       83,854
        Accrued expenses and contracts         (78,857)     171,794
        Accrued interest                        (7,559)      11,958
                                             ---------    ---------
        Net Cash Used by Operating
         Activities                         (1,301,090)    (321,109)
                                             ---------    ---------
CASH FLOWS FROM (FOR) INVESTING
 ACTIVITIES

  Acquisition of property and
   equipment and intangibles                  (809,281)     (65,334)
                                             ---------    ---------
CASH FLOWS FROM (FOR) FINANCING
 ACTIVITIES

  Proceeds from sale of common stock         2,110,839      406,235
  Proceeds from debt                           179,435       68,527
  Payments on debt                            (168,292)     (21,579)
                                             ---------    ---------
        Net Cash Provided by Financing
         Activities                          2,121,982      453,183
                                             ---------    ---------
        Net Increase (Decrease) in
         Cash                                   11,611       66,740
  Cash, beginning of period                    348,829       29,213
                                             ---------    ---------
  Cash, end of period                      $   360,440   $   95,953
                                             =========    =========


           See Notes to Condensed Consolidated Financial Statements

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)


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

2.	The results of operations for the three and nine months ended
September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

3.	On March 31, 1999 the Company's subsidiary, Itronics Metallurgical,
Inc. (IMI), closed escrow on the purchase of a 35,000 square foot manufacturing facility on approximately three acres of land pursuant to a lease/option agreement it had entered into in January 1998. The $1,000,000 purchase price was paid with $300,000 cash and $700,000 of the Company's restricted common stock. In addition, for the nine month period ended September 30, 1999, a total of $585,000 of equipment was acquired through financing leases and $65,033 was financed from sale/leasebacks of computer and office equipment.

4.	Following is financial information for each of the Company's segments.
No changes have occurred in the basis of segmentation since December 31, 1998. Cost allocation percentages were reviewed during the second quarter of 1999, resulting in a greater percentage of corporate marketing and administrative costs being allocated to the photobyproduct fertilizer segment to reflect the increased emphasis on that segments activities. Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:



                                    Three Months Ended  Nine Months Ended
                                        Sept. 30,           Sept. 30,
                                    ------------------ -------------------
                                     1999     1998       1999      1998
                                  --------- ---------  --------- ---------
Revenues:
 Photobyproduct Fertilizer      $  73,941  $  83,036   $ 238,029  $ 271,569
 Mining Technical Services        229,816    147,052     389,106    297,029
                                 --------   --------    --------   --------
 Consolidated Revenues          $ 303,757  $ 230,088   $ 627,135  $ 568,598
                                 ========   ========    ========   ========
Operating Income (Loss):
 Photobyproduct Fertilizer      $(463,110) $(201,374)$(1,155,636) $(535,588)
 Mining Technical Services        (58,152)   (40,168)   (215,439)  (121,084)
                                 --------   --------   ---------   --------
  Consolidated Operating
   Income (Loss)                 (521,262)  (241,542) (1,371,075)  (656,672)

  Other Income (Expense)          (22,535)   (12,112)    (53,061)   (30,816)
                                 --------   --------   ---------   --------
  Consolidated Net Income
  (Loss) before taxes           $(543,797) $(253,654)$(1,424,136) $(687,488)
                                 ========   ========   =========   ========

                        ITRONICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

                                     September 30, 1999    December 31, 1998
                                     ------------------    -----------------
    Current Assets:
      Photobyproduct Fertilizer        $  226,729             $  103,692
      Mining Technical Services           292,456                121,171
                                        ---------              ---------
                                          519,185                224,863
                                        ---------              ---------
    Property and Equipment, net:
      Photobyproduct Fertilizer         2,082,825                276,920
      Mining Technical Services           148,759                 52,425
                                        ---------              ---------
                                        2,231,584                329,345
                                        ---------              ---------
    Other Assets, net:
      Photobyproduct Fertilizer            22,558                 13,943
      Mining Technical Services         2,838,228              3,107,185
                                        ---------              ---------
                                        2,860,786              3,121,128
                                        ---------              ---------
    Total Assets:
      Photobyproduct Fertilizer         2,332,112                394,555
      Mining Technical Services         3,279,443              3,280,781
                                        ---------              ---------
        Total Segment Assets            5,611,555              3,675,336

      Itronics Inc. assets              9,172,115              6,746,058
      Less: intercompany elimination  (11,708,871)            (9,358,865)
                                       ----------              ---------
        Consolidated Assets           $ 3,074,799             $1,062,529
                                       ==========              =========

Item 2. Management's Discussion and Analysis or Plan of Operations

I.		Results of Operations

The Company reported a net loss of $543,797 or $0.0080 per share for the quarter ended September 30, 1999, compared to a net loss of $253,654 or $0.0056 per share for the comparable 1998 period. For the first nine months of 1999 the loss was $1,424,136 or $0.0222 per share, compared to a loss of $687,488 or $0.0155 per share for the 1998 comparable period. The primary factor contributing to the increased loss for the quarter was increased operating costs of $251,700. The increased operating costs are due primarily to increased corporate and product marketing and administration costs for financial management. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus is now on completing the move to the new plant and completing the corporate management team and computer systems infrastructure needed to obtain, and manage, substantial sales growth.

To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

This segment, known as Itronics Metallurgical, Inc., operates a semi-works photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company is manufacturing and marketing a line of liquid fertilizer products which are being introduced into the turf and horticultural markets in California and Nevada. Revenues are generated from photobyproduct management services, and silver and fertilizer sales. Fertilizer sales are in the start-up phase and are expected to expand to a commercial level once manufacturing is relocated to the new facility which was acquired during the first quarter of 1999.





                     Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                     ---------------------------- ---------------------------
                        1999           1998             1999          1998
                     ----------      ----------      ----------    ----------
Sales revenue        $   73,941      $   83,036    $    238,029    $  271,569

Operating income
(loss)                $(463,110)     $ (201,374)   $ (1,155,636)   $ (535,588)



Total segment sales for the third quarter of 1999 were approximately $73,900, compared to $83,000 for the comparable quarter of 1998, a decrease of 11%. Fertilizer sales for the quarter were approximately $16,800, compared to $17,000 for the 1998 third quarter, a nominal decrease. Photobyproduct recycling revenue for the quarter decreased by $1,800 on an increased volume of 3.5%, compared to the third quarter of 1998. Silver sales decreased $7,000 from the third quarter of 1998, a decrease of 23%, due to a combination of fewer ounces sold, primarily in film sales, and lower silver prices. Sales growth will continue to be limited until the new plant is operational. Cost of sales for the third quarter of 1999 increased $29,300 from the 1998 third quarter. The increase includes $9,800 in payroll costs. The increased payroll costs reflects the limited space conditions in the pilot plant, causing inefficient handling of materials. Moving to the commercial scale plant, combined with much larger capacity equipment, is expected to substantially improve labor productivity. These factors resulted in a gross loss of $88,800 for the third quarter of 1999, compared to a gross loss of $50,400 for the third quarter of 1998.

Segment operating expenses increased approximately $223,400 over the third quarter of 1998, due primarily to increases of $173,400 in sales and marketing and $53,800 in general and administration. The increase in sales and marketing reflects expenditures for corporate marketing, establishment of a fertilizer sales department, greater participation in industry trade shows, and the ongoing introduction of Gold'n Gro fertilizer products to the Western Farm Services sales force in California and introduction of a Gold'n Gro fertilizer sales program in Northern Nevada. The increase in general and administration reflects $43,200 in payroll and consulting costs related to financial management and establishment of a computer systems infrastructure.

These factors resulted in a 1999 third quarter segment operating loss of $463,100, compared to a loss of $201,400 for the third quarter of 1998, an increased operating loss of $261,700.

For the first nine months of 1999, segment sales totaled $238,000, compared to $271,600 for the first nine months of 1998, a decrease of 12%. Operating loss for the first nine months of 1999 was approximately $1,155,600, compared to $535,600 for the first nine months of 1998. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.



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


                      Three Months Ended Sept. 30, Nine Months Ended Sept. 30,
                      ---------------------------- ---------------------------
                          1999          1998           1999         1998
                       ----------    ----------      ----------  ----------
Sales revenue          $ 229,816     $ 147,052       $  389,106  $  297,029

Operating income
 (loss)                $ (58,152)    $ (40,168)      $ (215,439) $ (121,084)




Mining technical services revenue was approximately $229,800 for the quarter ended September 30, 1999, compared to $147,100 for the comparable quarter of 1998, an increase of $82,800, or 56%. The sales increase reflects the addition of a new gold mining exploration client late in the first quarter of 1999 and increased activity on two existing projects. This new client has the potential to develop into a significant long term client relationship. Cost of sales increased by $72,400, due to an increase of $68,500 in pass through costs related to the additional project activity. These factors resulted in a gross profit for the segment of $25,000, compared to $14,600 for the prior year third quarter.

Segment operating expenses increased by $28,400 due primarily to an increase of $21,500 in sales and marketing costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

The combination of these factors resulted in a 1999 third quarter segment operating loss of $58,200, compared to a loss of $40,200 for the third quarter of 1998, an increased operating loss of $18,000.

For the first nine months of 1999, segment revenue totaled $389,100, compared to $297,000 for the first nine months of 1998, an increase of 31%. Operating loss for the period was $215,400, compared to an operating loss of $121,100 for the comparable 1998 period. The primary factor contributing to the decline was increased expenditures for marketing and financial management.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 1999 operating loss of $521,300, compared to an operating loss of $241,500 for the third quarter of 1998, an increased loss of $279,700. Consolidated operating loss for the first nine months of 1999 was $1,371,100, compared to $656,700 for the first nine months of 1998.


II.		Changes in Financial Condition; Capitalization

Cash amounted to $360,440 as of September 30, 1999, compared to $95,953 as of September 30, 1998. In February 1999 the Company began the Final Tranche of the 1998 Private Placement Offering to raise $780,000 in equity capital. During the first nine months of 1999, a combined total of $2,110,800 was received from the Private Offering and the exercise of warrants from the 1998 and previous offerings. Of this amount, $1,301,000 was used to finance operations and $809,000 was invested in property and equipment and intangibles.

Total assets increased during the nine months ended September 30, 1999 by approximately $2,012,300 to $3,074,800. Current assets increased approximately $83,300 due to increases in accounts receivable of $55,500, marketable securities of $31,100, and prepaid expenses of $35,300. These increases were partially offset by a decrease of $53,500 in notes receivable from stock subscriptions. The increase in accounts receivable reflects increased consulting activity and related pass through costs. Current liabilities increased by approximately $78,700 and total liabilities increased by $556,700. The increase to total liabilities is related primarily to long term lease financing of $650,000 in equipment, which was partially offset by reductions of $82,400 in the various accrued expenses, and debt payments of $168,300. Total liabilities also increased due to an increase in accounts payable of $145,100, which includes $54,300 in pass through costs related to increased consulting activity and $70,300 in current billings and retention due the primary contractor on the Reno/Stead plant construction project.


III.		Working Capital/Liquidity

The various increases and decreases in the components of current assets and liabilities discussed above resulted in net working capital of $120,554 as of September 30, 1999. The 1998 Private Placement was completed on June 30, 1999. Warrant exercises from that and previous offerings are ongoing. In addition, the Company is continuing its program of preserving working capital through payment of labor and consulting services with common shares.


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

In late October 1999, the final necessary building permits were received and regulatory approval was obtained to start up operations in the photochemical receiving and processing and silver refining areas. Equipment from the existing pilot plant is being moved to, and installed in, the new plant in stages to minimize the impact on existing operations. The final step will be to move the fertilizer manufacturing operations to the new plant. The final occupancy permit will be issued by the City of Reno after all equipment moved from the pilot plant location is installed at Stead. The new manufacturing facility will be fully operational in time to meet the spring fertilizer sales season beginning in late January 2000.

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

Another area of potentially significant impact is on sewage sludge(biosolids) generated by municipal sewage treatment plants(POTW's). In recent years many POTW's have shifted to application of biosolids to the land as a soil amendment and a method of disposal. Biosolids of many POTW's do not meet the allowed heavy metal content under federal EPA regulations and so are disposed at solid waste disposal sites. The land applied and solid waste disposal biosolids are regulated under the new standards that apply a 96% reduction of allowed heavy metal content. The result is that these biosolids will now have to be disposed at licensed hazardous waste disposal sites while the municipalities find ways to reduce the amount of heavy metals being disposed to sewer.

The long term impact of the new regulations as they apply to POTW biosolids will be very significant in that municipalities will now have strong economic justification to apply source control measures in their communities. In most cases discharge of heavy metal bearing waste streams to sewer will probably have to be banned. This is significant for used photochemicals. It is estimated that more than 100 million gallons of used photochemicals are generated annually in the United States. It is also estimated that more than 70% of these used photochemicals are discharged to sewer. If the new heavy metal content rules are enforced, then most communities will have to ban the discharge of heavy metal bearing metal waste streams, including photochemicals, to sewer. As the new rules are enforced and communities respond, accelerated tightening of sewer discharge rules can be expected. This should substantially improve the attractiveness of Itronics' "beneficial use photochemical recycling program" to municipalities throughout the United States.

During the second quarter the Company completed a review of its quality control procedures and processing records for the prior year. It appears that established operational procedures are sufficient to meet the new tighter requirements, but quality control procedures are being tightened to reduce the fluctuations that normally occur when processing the used photographic chemicals. It is the Company's belief that many existing operators will not be able to easily meet the new requirements and that some operators will not be able to meet them at all. It is also the Company's belief that the newly tightened regulations will make it quite difficult for anyone to develop new fertilizer products from photochemical waste materials, reducing the likelihood that the Company's technology will be duplicated by a U.S. based competitor.

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

The Company will be revising its business plan during the fourth quarter of this year, and shareholders will be informed if significant changes in the expansion plans are deemed necessary to achieve the growth objectives that have been established.

During the second quarter the Company announced that sales of systems designed to inject liquid fertilizer into irrigation lines (injector systems) had been initiated. The Company is negotiating a sales agreement with the manufacturer of the injection systems and plans to use the sales of the injector systems as a lead to establishing volume sales of Gold'n Gro liquid fertilizer products to golf courses, wine grape growers, and citrus growers. The dollar value of individual injector systems will range between $5,000 and $50,000 and will make a meaningful contribution to sales. Systems with a gross installed value exceeding $200,000 were quoted to prospective golf course customers. These proposals are actively being reviewed by the golf courses and it appears that several of the proposals will be accepted in the first quarter of 2000.

Golf courses with injector systems will typically purchase 1,000 gallons of fertilizer at a time. Several golf courses are evaluating bulk applications, but up to now, only two of the golf courses using or evaluating Gold'n Gro products have become steady large volume users. However, field application results are continuing to be quite positive and several of the courses presently using the products for tank sprayer application are actively considering shifting to larger volume usage by acquiring and installing an injector system. It is anticipated that each golf course that buys and utilizes an injector system for fertigation would use between 3,000 gallons and 6,000 gallons of Gold'n Gro liquid fertilizer products per year. The announced Stead manufacturing plant capacity is in the range of 30,000 to 70,000 gallons of Gold'n Gro products per month. It would only take 60 to 120 bulk user golf courses to utilize the announced capacity. There are more than 900 golf courses in California and Nevada alone. It is apparent that the Stead manufacturing plant may need to be expanded within a relatively short period of time if the high level of Gold'n Gro product acceptance continues.

The Gold'n Gro products continue to be used or tested by more than 100 golf courses in California, up from four courses in June 1998. Sales efforts in northern Nevada were initiated during the first quarter, resulting in 15 golf courses now using or testing the Gold'n Gro fertilizer products.
Sales within the established customer base are continuing to expand and the pilot plant is presently operating at its maximum capacity, so additional bulk fertilizer sales are being delayed until occupancy of the new plant is achieved.

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

During the quarter work also continued on developing the service center concept that will be applied to expand the supplies of photochemical raw materials. The Company's focus for development of new supplies is northern California and Oregon. The service centers will be diversified collection and photochemical supply operations that will be linked to a distillation operation for reducing the bulk volume of liquid that will be shipped to Reno/Stead for processing. Work is underway to develop the business relationships necessary for the first service centers in northern California to be established. Planning is also underway to develop a service center in the vicinity of Portland, Oregon. It is also expected that the Company will soon begin handling used phosphoric acid produced by some of the computer chip manufacturers in the silicon forest south of Portland.

Late in the second quarter, a sales program for the "Silver Nevada Miner"
5 oz. silver bars was initiated. A silver quote and price section was added to the Company's web page and the Silver Nevada Miner bars are now advertised with a banner in that section. The response to this initial marketing has been positive and it is anticipated that addition of the bars to the silver product line will provide a meaningful increase in silver sales beginning in the fourth quarter.

Establishment of a computer network/communication system was initiated during the second quarter. All of the computer hardware has been received and installation of the network is complete. Development planning is now underway for a more complete information management system for the Company. It is believed that this communication system approach is critical to facilitate rapid growth. It is also believed that the new systems, when installed and operational, will have sufficient expandability to support the Company into the $100 to $150 million annual sales range.


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



Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended September 30, 1999. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.


                                       Shares Issued      Value Received
                                       -------------      --------------
Private placement for cash                 413,250            $ 145,000
Exercise of warrants for cash              580,000              130,000
Investment in securities                    48,000               24,000
Operating expenses                           4,285                1,500
Interest on accrued management salaries      2,579                  903
Current labor services of management,
 directors and consultants                  92,789               32,475
                                        ----------           ----------
                                         1,140,903            $ 333,878
                                        ==========           ==========

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

Item 6. Exhibits and Reports on Form 8-K

(b) No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.




                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           ITRONICS INC.


DATED: November 13, 1999                   By: /S/JOHN W. WHITNEY
                                               ------------------
                                               John W. Whitney
                                               President, Treasurer and
                                               Director(Principal Executive
                                               Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated



DATED: November 13, 1999                   By: /S/JOHN W. WHITNEY
                                               ------------------
                                               John W. Whitney
                                               President, Treasurer and
                                               Director
                                               (Principal Executive Officer)


DATED: November 13, 1999                   By: /S/MICHAEL C. HORSLEY
                                               ---------------------
                                               Michael C. Horsley
                                               Controller
                                               (Principal Accounting Officer)