Form 10KSB40
period 1999-12-31
ITRONICS INC
filed 2000-03-30
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM I0-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                                     For the fiscal year ended December 31, 1999

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (No Fee Required)

For the Transition period from______ to_______

Commission file number 33-18582

ITRONICS INC.

(Name of small business issuer in its charter)

Texas                               75-2198369

(State or other jurisdiction of   (I.R.S. Employer Identification Number)

           incorporation or organization)

6490 South McCarran Boulevard, Building C, Suite 23 Reno, Nevada 89509

(Address of Principal Executive Offices) Zip Code

Issuer's telephone number: (702) 689-7696

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on

                                           which registered

      None                                       None

Securities registered under Section 12(g) of the Exchange Act:

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year: $905,884.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of February 29, 2000, was $73,669,900.

As of February 29, 2000 there were issued and outstanding 72,354,148 shares of the Registrant's Common Stock.

ITRONICS INC. AND SUBSIDIARIES

1999 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

PART I

                                                                                PAGE

Item 1. Description of Business                                                   4

Item 2. Description of Property                                                   22

Item 3. Legal Proceedings                                                         22

Item 4. Submission of Matters to a Vote of Security Holders                      23

PART II

Item 5. Market for Common Equity and Related Stockholder Matters                 24

Item 6. Management's Discussion and Analysis or Plan of Operation                25

Item 7. Financial Statements                                                      29

Item 8. Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure                                                              29

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act                                30

Item 10. Executive Compensation                                                   32

Item 11. Security Ownership of Certain Beneficial Owners and Management          34

Item 12. Certain Relationships and Related Transactions                          36

Item 13. Financial Statements, Exhibits and Reports on Form 8K                   37

ITEM 1. DESCRIPTION OF BUSINESS.

Itronics Inc. (the Company), is a Texas corporation formed in 1987 and is now based in Reno, Nevada. Through its subsidiaries, the Company specializes in photobyproduct recycling and fertilizer manufacturing, precious metals recovery and refining, mineral economics, and mining technical services. The Company currently operates the following two business segments under separate wholly owned subsidiaries:

1. Photobyproduct Fertilizer: * This segment, known as Itronics Metallurgical, Inc., operates a photobyproduct recycling plant and is developing new silver-gold refining technology. Parts of the photobyproduct process technology are patentable but are not yet patented. The silver-gold refining process is patented and has worldwide applicability. Revenues are generated by photobyproduct management services, sale of silver, and sale of Gold’n Gro liquid fertilizer products. Construction of a commercial scale photobyproduct processing and fertilizer manufacturing plant was completed in February 2000.

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

        2. Mining Technical Services: This segment, known as Whitney & Whitney, Inc., provides             mining and materials management, geology, engineering and economics consulting,             and publishes specialized mineral economics and materials financial reports. It             employs technical specialists with expertise in the areas of mining, geology,             mining engineering, mineral economics, material processing, and technology             development. Technical services have been provided to many of the leading U.S. and             foreign mining companies, several public utilities with mineral interests, to             various state agencies, the U.S. and foreign governments, and the United Nations             and the World Bank.

The Company has three wholly owned subsidiaries, Whitney & Whitney, Inc. ("W&W"), Itronics Metallurgical, Inc. ("IMI"), and Itronics California, Inc. (ICI), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 81.63% owned joint venture, American Hydromet. A brief description of each organization follows:

1. Itronics Metallurgical, Inc.:

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

2. Nevada Hydrometallurgical Project:

Nevada Hydrometallurgical Project ("NHP") is a research and development partnership formed in 1981 to fund research into potential commercial applications for certain hydrometallurgical process techniques developed by the U.S. Bureau of Mines Research Center in Reno, Nevada between 1970 and 1979. A number of potential commercial applications were defined by NHP, one of which is the American Hydromet silver/gold refining technique. In late 1985, NHP assigned its interest in the silver/gold refining technique to American Hydromet. NHP retained its proprietary interest in the other potential commercial applications for future developments. NHP continues as a financing and technology owning partnership. The Company owns 92.5% of NHP.

3. American Hydromet:

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

4. Itronics California, Inc.

ICI was acquired in March 1999 by Itronics Metallurgical, Inc. ICI, originally named PD West, Inc., was acquired for its phosphoric acid recycling technology. ICI had no business operations in 1999, but plans for the company are to utilize the phosphoric acid technology and it may eventually operate IMI's photobyproduct and fertilizer business in California.

5. Whitney & Whitney, Inc.:

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

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding the Company's business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of W&W's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic wastes and the necessary permits to establish an R&D facility under RCRA were obtained. In 1988 a patent and literature research project regarding the use of photowastes in fertilizer was begun. During that year, experimentation with processed run of plant liquids as fertilizer was also begun. A description of some of the obstacles encountered and overcome over the ensuing years, follows:

A. In 1988 the Company acquired W&W. The acquisition was structured to obtain approximately $1.7 million in equity financing to support the photobyproduct fertilizer R&D project. Due to a number of factors, including a change in federal and state laws regarding trading in penny stocks, only a small portion of this funding was received. Consequently, the Company was undercapitalized from the time of acquisition of W&W in 1988.

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

Initially, it was believed that the R&D effort would be fully supported by photowaste service revenue. However, two major factors prevented this from occurring. First, during 1992 and 1993, there was reduced enforcement of applicable regulations by various environmental agencies, and, second, during the same period, a competitor entered the Northern Nevada market by offering free service in exchange for the contained silver in photowaste solutions. In order to prevent loss of customers and to increase volume, the Company instituted three price reductions of approximately 40% each during the period of 1992 to 1994. The result is that 1997 volume was 159% greater than 1992 volume, but service revenue remained essentially the same throughout this time period, contributing to on-going losses.

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

The second major factor preventing the R&D project from being self-supporting is that in 1991, photowaste volume limitations were placed on the Company by state and local environmental agencies to prevent large quantities of photowaste being brought from out-of-state to be disposed at Nevada solid waste sites. Photowaste volume reached the threshold of these limitations in 1994. Consequently, the Company has had a limited ability to increase photowaste volume to offset the price reductions dictated by market conditions. These regulations are expected to remain in effect permanently. The Company is overcoming this obstacle through utilization of the demetallized solutions in fertilizer and other commercial products.

A more detailed discussion of the business of the Company contained in Item 1 of this report, based on the Company's two business segments which were briefly described above, follows. The operating results of the two segments are discussed in Note 11 to the Consolidated Financial Statements beginning on page 59 of this report.

PHOTOBYPRODUCT FERTILIZER

1. Research and Development

The photobyproduct fertilizer (the American Hydromet Project) segment of the Company has primarily been involved in research and development, with the objective of developing integrated technology that can be used to recycle photobyproduct materials, that recovers all of the silver and all other toxic metals from those materials, and which utilizes "heavy-metal-free" liquid photobyproducts in a liquid multi-nutrient fertilizer product line for turf and other applications. The status of development of the three integrated components is more fully described below:

The technology was developed in a semi-works plant in Reno. Development of the integrated technology represents a major technical innovation with global potential. There are three separate functions for handling the waste photoliquids. The first is the solution demetallization and conditioning process. This process is used to demetallize and recondition the metal-bearing photofixers and photodevelopers that are picked up from photousing businesses. This portion of the process is very efficient, recovering over 99.98% of all the contained toxic metals, and a very large percentage of contained iron. There are two products from this part of the operation: (1) a metal-bearing sludge, and (2) the conditioned, demetallized, liquids.

The metal-bearing sludge is dried and passed to the refining operation for separation of the contained silver. This operation is also very efficient. More than 99.5% of the silver contained in the sludge is recovered for sale. The refining was developed specifically to handle the sludges from the liquid demetallization and conditioning process. As such, the other heavy metals and iron contained in the sludge end up in a glass byproduct and are rendered completely inert. The Company has formulated the glass so that with minor additions of other compounds, it can be converted into usable products, such as wall and floor tile. The Company plans to pursue glass product development once the fertilizer is commercially operational.

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

A priority objective of American Hydromet is to establish the complete capability for recovering all of the valuable components of photobyproducts for sale and reuse. As a result of the technology American Hydromet has and is developing, it has the potential of becoming a major recoverer and refiner of silver and at the same time it has the opportunity to become a major recycler of photobyproducts.

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

After having made the commitment to this long-term development, Itronics believes it is the only company in the world that has successfully demonstrated the ability to manufacture an environmentally compatible fertilizer product line from liquid photobyproducts that produces excellent results in use. As such, Itronics now has unique proprietary technology for completely recovering the silver and for converting the waste liquids into usable "heavy-metal-free" products, thereby achieving environmentally acceptable total recycle of the waste stream.

Through 1997, the Company was testing its Gold'n Gro 20-1-7 in various commercial applications, including golf courses, turf farms, and  professional lawn maintenance organizations. In 1995 the Company began participating in a controlled fertilizer product application comparison program sponsored by the University of California at Riverside. For the second consecutive year, Gold'n Gro 20-1-7 was rated Number 1 in the program, which compared "top of the line" multinutrient nitrogen fertilizers produced by leading U.S. fertilizer manufacturers. Gold'n Gro 20-1-7 is registered in California and Nevada. In early 1997, Gold'n Gro Iron, a fully chelated liquid iron supplement fertilizer, was registered in California and Nevada. In mid 1997, development of Gold'n Gro Manganese was completed. The manganese, iron and zinc included in this product are in a citrate chelated form supplemented with EDTA chelate, which makes the micro-nutrients readily available to plants. In August 1997, the Company received a national trademark for the name "Gold’n Gro".

In early 1998 development of several new Gold’n Gro fertilizer products was completed. These include Gold’n Gro 20-0-4 for use by nurseries and for vegetables, Gold’n Gro 8-12-9 for use as a plant starter for vegetables and field crops, and Gold’n Gro 6-3-9 for use by nurseries and for house plants, garden vegetables, grapes, and citrus. In addition there are three formulas each for golf course tees/greens and golf course fairways/roughs. The formulas are designed for cool season, mid-season (spring and fall) and warm season. In early 1999 a decision was made to focus on just eight products in order to simplify and speed up the introduction into the marketplace.

IMI was developing a fertilizer injector system for use by golf courses and professional growers to inject the Gold’n Gro fertilizers into drip and sprinkler irrigation systems. Completion of this product was deferred after IMI was introduced to a company that had developed a prototype injector system that was almost identical to the IMI system that was under development and that will now be sold by IMI.

All Gold'n Gro products are carefully engineered to provide micro-nutrient content adequate for plant nutrition, while also being safe for the environment.

The Company has identified potential applications for the specially conditioned liquids in the mining industry, and has begun to seek joint venture partners to invest in the needed research and development. This project is more fully discussed on page 21 of this report.

2. Operations

The Company has operated a semi-works plant for the purpose of completing development of an integrated system to receive photobyproduct materials, recover the silver and other metals, and convert the demetallized solutions to liquid turf fertilizer and other products. A critical component of this system is to match, within a reasonable range, the incoming volume of photoby-product solutions with the volume of utilization of those solutions in fertilizer or other manufactured products. At the outset of the technology development program, regulatory constraints were imposed to limit the amount of photobyproduct materials that the Company could handle until a commercial fertilizer was perfected, or some other commercial use for the material was developed. Now that testing of the basic products is complete, and a new recycling facility is in operation, the Company is aggressively seeking new photobyproduct solution business.

Photobyproduct management services is operating as a regional business with northern Nevada as the center of its activities. The Company is serving more than 200 customers in the northern Nevada market and believes that it has the dominant position in this market. A satellite service operation has been established in the San Francisco Bay Area. Now that a line of commercial fertilizer products has been perfected, and the Company's new recycling plant is operational, the Company plans to expand its San Francisco Bay Area and Northern California service operations.

The San Francisco Bay Area is large, but there are at least three strong competitors in the market. Market conditions have changed over the past several years and pricing has adjusted upwards from the lows seen in late 1994. The Company is now able to compete effectively based upon pricing and service quality.

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

The distillation equipment began operations in March of 1996, and has performed effectively since then. The concentrate being produced is up to desired standards, and water quality is proving to be excellent. This same manufacturing company bought a second distillation unit in early 1997.

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

Achieving profitability for the photobyproduct fertilizer segment required expansion of the plant from the semi-works scale facility in Reno to a commercial scale. In January 1998 IMI entered into a lease/option agreement to acquire a 35,000 square foot manufacturing facility on three plus acres of land in the Reno-Stead, Nevada area.

The purchase option price was $1,000,000, including a $300,000 down payment. The owner agreed to finance $700,000 of the purchase price and had the alternative to carry it over 25 years at commercial rates with a 5 year balloon or by taking 2,491,103 shares of the Company’s restricted common stock. In March 1999 IMI exercised the option to purchase the facility and the seller agreed to take the $700,000 in the Company’s restricted common stock.

The Reno/Stead manufacturing plant purchase was completed on March 31, 1999. Originally, it was planned to move the pilot plant equipment to the new facility in much the same configuration as the existing plant, with some additional equipment for increased production capacity. However, market acceptance of the Gold’n Gro fertilizer products and regulatory changes in California and Oregon that are tightening liquid photochemical waste disposal requirements have shown the need for significantly expanded production capacity. Consequently, the basic concept for the plant configuration was redesigned and significantly expanded.

In addition, the building and fire codes and federal hazardous material regulations all changed in 1999. Consequently, the permitting process was slowed while the regulatory agencies developed and implemented guidelines for the new rules.

In late October 1999, the final necessary building permits were received and regulatory approval was obtained to start up operations in the photochemical receiving and processing and silver refining areas. Construction of piping systems and set-up of the tanks and related equipment was completed in February 2000 and the City of Reno issued the certificate of occupancy at that time. A "shake-out" period was begun in which small batches of photobyproducts were processed and small batches of fertilizer were manufactured. The purpose of this period is to test all of the equipment to ensure it meets operating specifications and to train the appropriate personnel in plant operation. Minimal problems were encountered and the "shake-out" period is substantially complete. Production is now being scaled up in progressively larger batches.

The new facility now makes it possible for IMI to expand fertilizer manufacturing and silver refining to commercial scale operations.

The Company's revenues in the photobyproduct management business are generated from three major sources: (1) the pick up and processing of photobyproduct solutions from customers for which they pay the Company a fee; (2) recovery of silver from photographic solutions and film and sale of the recovered silver; and (3) sale of the demetallized solutions in fertilizer or sale for other specialized commercial markets.

The photobyproduct management services are typically performed pursuant to an exclusive one year service agreement. The fee is based upon the silver content of the waste and competitive market factors. The Company periodically reviews and adjusts the fees charged for its services. The annual contract and service fee provisions are necessary for the Company to recover its substantial investment in technology, and to protect it under the regulatory framework in which it must operate.

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

The photobyproducts are transported to the Company's new recycling facility at Reno/Stead, Nevada. All customer materials are logged and recorded. All liquid photobyproducts are tested for silver content and for contaminants, such as chrome. High chrome content wastes are specifically rejected. It has been the experience of the Company that new customers, with limited knowledge of the rules and procedures, may submit materials containing foreign substances. The Company achieves high contaminant control standards by working proactively with its regular customers.

Once testing is completed, the photographic solutions are processed in American Hydromet's proprietary system.

As part of the process, silver bearing sludges are separated from the photobyproduct solutions, filtered, and then dried. The Company refines this material into silver matte bars and ships them to an internationally known silver refiner for sale.

The final stage of the photobyproduct fertilizer process is to blend the "heavy-metal-free" solution with other nutrients to create liquid turf fertilizer and other Gold’n Gro products. Through 1995, the Company's primary focus was on field testing the products. In 1996 the Company began small scale commercial sales. During the third quarter of 1996, the Company initiated discussions with three large fertilizer distribution companies regarding potential distribution arrangements for the Company's fertilizer and chemical products. In March 1998 a manufacturing and marketing agreement was entered into with one of these companies. A more detailed discussion of the progress of the marketing program is on page 17 of this report.

In 1999, the photobyproduct fertilizer segment produced 33% of the Company's revenue. Over the next several years, this segment is expected to grow significantly in relation to the mining technical services segment. Consequently a major shift in the Company's operations toward the photobyproduct fertilizer segment is being implemented.

3. Markets and Competition

I. Photobyproduct Recycling and Silver Refining

There are estimated to be more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, microfilming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). The Company estimates the total market for recycling this category of waste to be in the range of $400 to $500 million.

Nationally, more than 80 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal in sanitary sewers nationwide. Itronics' technology recovers 99.975% of the silver contained in these waste solutions. Thus, as the photobyproduct recycling operation expands, silver refining will become more significant to the Company. The Silver Institute indicates that silver usage in photography is increasing, and will continue to do so over the next several years.

The photowaste management industry is not systematically organized, but is fragmented with many small operators, or large waste haulers. The small operators typically specialize in one or more types of photowaste, but typically prefer film. The large waste haulers pick up all categories of waste, and may also handle film and paper. It appears that photowaste management as a systematic business is not yet organized by any large company in the United States. This is a niche that the Company seeks to fill.

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

Waste film processing is an established competitive industry in the United States. It is highly segmented and characterized by many small processors, most of which are located in the eastern part of the United States. The number of processors in the West Coast is limited. There are believed to be three companies of consequence, one in California, one in Washington State and one in Utah. Some waste film is exported to Korea, Japan and China. Eastman Kodak is now the largest and dominant waste film processor in the eastern U.S. and may be the largest silver recycler in the United States. DuPont sold its silver recovery operations and is now out of the business. Kodak purchases scrap film from its large film processing customers.

The Company is aware of digital imaging and its potential impact on usage of conventional photography. The potential impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past five years. There has been little visible impact on color photography, although the new digital cameras are getting wider usage. Digital methods are being adopted in the medical industry. The medical sector is relatively high growth with the aging U.S. population and therefore digital imaging has had the effect of slowing the growth rate in the amount of waste photo liquids being generated.

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

The distillation equipment now being sold by the Company will contribute to the reduction of water usage in the photographic industry. When the distillation equipment is used, waste water can be virtually eliminated. The chemical product is purchased by Itronics, and so the generation of waste at the user site is completely eliminated. This technology represents an end point for the elimination of water waste in the photographic industry, and is expected to gain wider acceptance as the industry recognizes the benefits inherent in the technology when combined with Itronics’ service capabilities.

The Company believes that it has the following competitive advantages:

                 * Leading position in developing "total" photobyproduct recycling technology                      and waste management procedures.

                 * Proprietary solution conditioning process and equipment with the                      possibility of patent rights and licensing agreements.

                 * Patented low cost silver refining process using wet chemistry                      (hydrometallurgy) to quantitatively separate silver from photobyproduct                      materials.

  * Proprietary "heavy-metal-free" liquid products that eliminate the need to dispose of treated photographic liquid waste in sewage treatment        systems, or solid waste sites (dumps).

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

Toward that goal, one of the top international photoproduct manufacturing companies has approached Itronics because of Itronics' photobyproduct fertilizer manufacturing technology and because of Itronics' growing service capability in Northern California. Itronics and this company are presently establishing a working service relationship in northern Nevada and California. Itronics ability to develop a larger scale working relationship with this and other large photoproduct manufacturers is dependent on its ability to establish a nationwide service capability in a relatively short period of time (2 to 3 years).

II. Photobyproduct Fertilizer

The urbanization of the United States has led to the development of an "Urban Fertilizer Market". The total fertilizer market consists of the "Agricultural Market" and the "Urban Market". Each market accounts for at least $3 billion in annual sales in the United States making the total a $6 billion market.

The Urban market is divided into the "Home Lawn and Garden" segment and the "Professional Care" segment. Neither of these markets is statistically well defined, since both are relatively new as large commercial markets, both are highly fragmented with many small regional suppliers and are growing rapidly. One well known operator in the Home Lawn and Garden and the Professional Care segments is Scotts/Stern's Miracle-Gro. Several other large companies including Monsanto and the Vigoro Corporation are active in this market.

Itronics’ photobyproduct fertilizer Gold'n Gro 20-1-7 was developed for the Urban market as a "turf" product. Its principle customers will be home owners, professional lawn service companies, golf courses, turf farms, and large municipal and commercial facilities. Since early 1997, IMI has completed development of an additional 14 fertilizer products. These products cover most of the applications being targeted in the Turf, Ornamental and Professional Grower markets in the western U.S. In early 1999 the decision was made to focus marketing efforts on eight of these products.

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

Discussions regarding fertilizer distribution were completed with Western Farm Services, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. Agrium is the largest nitrogen fertilizer producer in North America and the second largest retailer of agricultural fertilizer products. In April 1997 WFS initiated a test marketing program for the Company's Gold'n Gro Iron fertilizer and purchased a bulk quantity of the product. The WFS customer field tests were successful. WFS has committed to marketing all of the Gold’n Gro products. Another Agrium subsidiary, Source 1, has also committed to marketing all of the Company's commercial products.

In March 1998 IMI signed a definitive manufacturing and distribution agreement with WFS. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI’s Gold’n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. IMI will manufacture its base products for shipment to various WFS manufacturing and distribution facilities in those six states. In April 1998 IMI began the introduction of the Gold’n Gro line of fertilizer products to WFS store managers and sales staff. WFS has 45 stores in California, with one to three sales people each. Most of these people are being briefed about the product line. Substantial company resources were devoted to this process during 1998, and the process continued into 1999. The result of these efforts is that now more than 100 golf courses are using or testing the Gold’n Gro fertilizer products.

WFS has a manufacturing plant in south central California. The other activity related to implementing the manufacturing and sales agreement with WFS was establishing the logistics for movement of materials between Reno and the WFS manufacturing plant. The logistics and warehousing locations for delivery of manufactured goods from both the IMI Reno manufacturing plant and the WFS manufacturing plant are also being established. WFS is in the process of designating locations that will be used to make customer deliveries. Once these arrangements are in place, it will be possible for product to flow from the two manufacturing plants to customer locations as customer demand requires. In July 1998 WFS began manufacturing Gold’n Gro 8-12-9, a plant starter product, and Gold’n Gro 20-1-7, the number one ranked fertilizer in a two year University of California Riverside study. A third product, Gold’n Gro 9-3-9, was also manufactured successfully. In 1999 Gold'n Gro 20-0-4 and Gold'n Gro 6-3-9 were also successfully manufactured by WFS.

The Company is developing branded products that have the Gold'n Gro trademark. The Company is developing a plan for consumer sales through its web page and retail outlets. Significant capital, in the form of advertising budgets and the ability to carry large inventories of finished goods, is required to achieve meaningful retail sales. However, the Company is presently providing photobyproduct recycling services to several large chain stores. Because of this, the Company believes it is positioned well to be able to sell branded fertilizer products through the chain store outlets. Implementing and growing the retail sales program is expected to take several years.

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

III. Permits and Inspections

To the best of the Company's knowledge, it has obtained permits from governmental agencies having jurisdiction over it, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. The Company is not required to obtain federal permits, but is required to have, and has obtained, local permits for its photobyproduct recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that the Company may construct. The Company's recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, the Company's operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to employees of the Company.

IV. Regulatory Direction

For several years the Company has been studying the various regulatory requirements under RCRA and has been working with state and local environmental officials regarding the extent to which hazardous waste regulations apply to the Company's operations. Through this process, the Company reached the conclusion that due to use of photobyproducts as a beneficial ingredient in its fertilizer products, the photobyproducts are not "hazardous waste" as defined in the regulations, and therefore, beneficial materials that are otherwise regulated as hazardous waste, are exempt from most of such regulations. In early 1996 the Company received concurrence from State of Nevada environmental officials that the Company's photobyproduct fertilizer process meets the existing RCRA requirements for exemption from all environmental regulation with the exception that certain presently conducted lab analyses of the photobyproducts will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Present levels of fertilizer sales utilize all the photobyproducts received. Once sales of all the photobyproduct materials are well established in the fertilizer or other commercial products, all the Company's Nevada customers will be exempt from the regulations, including hazardous material transport/manifest rules. The Company believes that this exemption applies nationwide. Therefore, the Company intends to pursue similar concurrence from environmental officials in all applicable states, so that all its customers will be recognized as exempt from the RCRA regulations.

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

- Ore reserve development.

2. Operations

The Mining Technical Services segment accounted for 67% of the Company's 1999 consolidated revenue. Two major clients produced 99% of this revenue. At present one of these clients has two ongoing projects. The first involves project management of a Nevada mine property, including sampling, mapping and data compilation and property acquisition services. The purpose of these services is to acquire and organize the land and information necessary to prepare the property for presentation to major mining companies for potential investment for exploration and development activities. The second project involves locating water resources in Southern California. The Company has provided technical services for this client for many years and expects such services to be ongoing.

The second client is a junior mining company with two mineral properties in Nevada. W&W is providing technical assistance in moving these properties into the development and operating stages. W&W is also providing administrative support.

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

3.  Expansion Plans

Prior to 1991, the Company had plans to directly invest or joint venture in mining projects and had formed a subsidiary to enter that market. Those plans were put on hold until completion of the photobyproduct fertilizer R&D program. Now that the R&D program is being converted to commercial operations, the Company has recently taken steps to expand the mining technical services presence in the mining industry, both from a services perspective and from a mining operations perspective.

In December 1998 a new Manager of Mining Technical Services was appointed to lead W&W’s efforts to expand its operations on several fronts. First, it had been previously identified that in order to compete for technical services projects, W&W needed mine planning computer software and the appropriate hardware and personnel to operate it. With completion of the first and second tranche of the 1998 Private Placement, W&W acquired the needed software and equipment and hired an experienced computer specialist to assist in marketing the new services. Second, in January 1999 W&W initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as the Company’s proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. Third, in March 1999 W&W signed a consulting agreement with Golden Phoenix Minerals, Inc. (GPXM). Under the agreement, W&W will provide management, merger and property acquisition, and technical services to GPXM.

ITEM 2. DESCRIPTION OF PROPERTY.

I. FACILITIES.

Itronics leases approximately 3,000 square feet of office space at 6490 South McCarran Blvd., Building C-23, Reno, Nevada. The Company shares offices with W&W and IMI. W&W has the office equipment and furniture and technical library typically found in a consulting business. IMI leases approximately 7,000 square feet of warehouse space in Reno, Nevada. This space contained the plant for the photobyproduct recycling business, laboratory and research facilities, fertilizer manufacturing and inventory, and the Company's prototype silver refining operation. All the equipment has now been moved to the Reno/Stead facility. The Company is now using some of the leased space for storage. The unneeded portion of the space will be turned back to the landlord over the next several months

As previously discussed, IMI has acquired a 35,000 square foot manufacturing facility in Reno-Stead, Nevada. Through December 31, 1999 IMI has expended approximately $681,000 for design and construction of the equipment plumbing and related building improvements. In addition, approximately $600,000 in equipment has been leased for the facility. Construction was completed in February 2000 and the Certificate of Occupancy was received at that time. The plant is now in operation.

In March 1999 W&W leased approximately 2,500 square feet of office space in Reno, Nevada. The W&W technical services group was relocated to this space in April 1999.

II. EQUIPMENT.

The actual equipment being used in the recycling process is proprietary information. However, the plant for processing liquid photobyproducts is a fairly typical chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration.

The refining operation consists of a material handling section, solids roasting, and a melting section. The actual equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces.

Capacity at the new facility is now capable of processing up to 60,000 gallons of used photochemicals per month and to manufacture up to 100,000 gallons per month of liquid fertilizer. Refinery capacity is now expanded to produce up to 20,000 ounces of silver per month.

ITEM 3. LEGAL PROCEEDINGS.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

------- --------------------------------------------------------

The Company held its annual meeting on November 18, 1999. At that time, the shareholders elected the present directors as a group. Following is a summary of the voting:

Directors as a Group:

John W. Whitney

Paul H. Durckel

Alan C. Lewin

                 Votes: For              43,221,701

                        Against            825,000

                        Abstain             17,548

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a). Market Information. The securities of the Company are traded on the over-the-counter market, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 1998, 1999, and the first quarter of 2000, through February 29, 2000.

                                              High Bid      Low Bid

          3/31/98                              $0.29          $0.20

          6/30/98                              $0.25          $0.13

          9/30/98                              $0.23          $0.14

          12/31/98                             $0.27          $0.19

          3/31/99                              $0.94          $0.17

          6/30/99                              $0.72          $0.42

          9/30/99                              $0.68          $0.36

          12/31/99                             $0.81          $0.46

          2/29/00                              $2.00          $0.64

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On December 31, 1999 the number of record holders of the Common Shares was approximately 950 and the number of beneficial holders was approximately 3,000.

(c) Dividends.

The Company has paid no dividends.

Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the fourth quarter of 1999. These securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

                                                  Shares              Value

Transaction Description                           Issued             Received

Exercise of warrants and options                 1,675,000          $ 410,000

Private placement for cash                          36,000              9,000

Labor services of management, directors

and consultants                                      52,381             21,986

Interest on accrued management salaries                607                246

                                                   ---------            -------

                                                   1,763,988          $ 441,232

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

The Company reported a 1999 consolidated net loss of $1,901,479 or $0.0290 per share compared to a 1998 loss of $1,024,863 or $0.0223 per share. The primary causes for the increased loss are increased operating costs associated with the delay in obtaining the building permits needed for construction for the new manufacturing facility, expanded corporate marketing, expansion of sales and marketing departments for photobyproduct services and fertilizer sales, and the addition of management personnel in the finance function. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus has been on raising the capital required to complete the move to the new facility and on making both the investing public and potential customers aware of the Company and its products and services.

Consolidated sales increased approximately $139,200, or 18.0%, in 1999 compared to 1998. Consolidated cost of sales and operating expenses increased approximately $1,064,900, or 61%, in 1999 compared to 1998. Other income (expense) improved from a net expense of $40,500 in 1998 to income of $8,600 in 1999. The primary reason for the improvement of other income is that since the construction of the plant improvements was in progress during the year, approximately $88,600 in interest expense was capitalized as part of the equipment cost. This cost will be depreciated over the lives of the equipment. To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

-----------------------------------------------------------------------------

                                                  Year Ended December 31,

                                                     1999          1998

Sales revenue                                    $   299,304    $ 343,872

Operating income (loss)                          (1,630,026)     (783,201)

-----------------------------------------------------------------------------

Revenues for the photobyproduct fertilizer segment totaled $299,304 in 1999, compared to $343,872 in 1998, a decrease of 13%. Fertilizer sales were $61,026 and $53,750 for 1999 and 1998, respectively, an increase of 14%. During the current year, the majority of the sales have been to Western Farm Services, Inc. (WFS). Progress of the marketing effort with WFS is discussed on page 17 of this report. Volume for photobyproduct recycling services in 1999 increased 7.5% from 1998, while photobyproduct recycling revenue decreased nominally. Silver sales were $112,725 and $163,799 for 1999 and 1998, respectively. The 31% sales decrease reflects a combination of a 37% decrease in sales volume and a 6% decrease in the average silver price in 1999, compared to 1998. The decline in silver sales volume is due to a combination of a decline in film volume and silver production timing differences between years. Total silver ounces brought into the system from liquid photobyproducts and silver flake purchases increased nominally in 1999, compared to 1998.

Combined cost of sales and operating expenses for the segment amounted to $1,929,330 in 1999, compared to $1,127,073 in 1998,a 71% increase. Cost of sales increased approximately $66,800, which includes increases of $34,200 in payroll costs related to additional production personnel and higher hourly rates caused by the tight labor market, $10,500 in increased rent due to additional warehouse space and increased rental rates on existing facilities, and increased costs related to establishing a separate office facility at the new manufacturing plant. Operating costs increased by $735,400. R&D costs decreased $41,000 due to a shift in management effort from developing commercial products appropriate for marketing to implementing the WFS sales agreement. Sales and marketing increased $559,600, reflecting the allocable share of increased corporate marketing, expansion of sales departments for photobyproduct services and fertilizer sales and the costs associated with implementing the WFS fertilizer sales and manufacturing agreement. The increase in general and administrative costs of $208,200 includes an increase of $113,700 in payroll costs related to establishing a full time finance position and a greater allocation of administrative personnel costs to this segment, which reflects the shift in emphasis away from the mining technical services segment. The increase in G&A also includes approximately $40,800 in costs related to establishing a computer network, detailing business processes in order to manage operations when full production is reached, and planning for implementation of Enterprise Resource Planning (ERP) software.

These changes in revenues and operating expenses resulted in a segment operating loss of $1,630,026 in 1999, compared to $783,201 in 1998.

MINING TECHNICAL SERVICES

-------------------------------------------------------------------------------

                                                           Year Ended December 31,

                                                              1999           1998

Sales revenue                                              $ 606,580      $ 422,848

Operating income (Loss)                                    (280,009)       (201,136)

-----------------------------------------------------------------------------

Mining technical services revenue totaled $606,580 for 1999, compared to $422,848 for 1998, an increase of 43%. Included in these revenue figures are pass-through expenses of $366,421 and $221,856 for 1999 and 1998, respectively. Excluding these amounts, revenues amounted to $240,159 and $200,992 for 1999 and 1998, respectively, an increase of 19%. The increase is due to the addition of a new major client during 1999. The Company’s plans to expand the technical services segment are more fully discussed on page 21 of this report.

Combined cost of sales and operating expenses totaled $886,589 , compared to $623,984 for 1998, an increase of 42%. Included in these operating expense figures are pass-through expenses of $366,421 and $221,856 for 1999 and 1998, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $520,168 and $402,128 for 1999 and 1998, respectively, an increase of 29%. The increased costs are attributable primarily to increased corporate and technical services marketing efforts.

The above changes in revenues and operating expenses resulted in a segment operating loss of $280,009 for 1999, compared to an operating loss of $201,136 for 1998.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a 1999 operating loss of $1,910,035, compared to an operating loss of $984,337 for 1998.

II. Changes in Financial Condition; Capitalization

Cash amounted to $142,287 as of December 31, 1999, compared to $348,829 as of December 31, 1998. Net cash used by operations was $1,604,814 in 1999, compared to $689,177 in 1998. Operating resources utilized to finance the 1999 loss of $1,901,479 include approximately $231,100 in expenses paid with the Company's common stock and a net increase in accounts payable and accrued expenses of approximately $142,000. These sources of cash were partially utilized by an increase in accounts receivable of $110,200 due primarily to increased mining technical services revenue during the fourth quarter of 1999, compared to the fourth quarter of 1998. Cash amounting to approximately $1,123,500 was invested in property and equipment in 1999, including $582,900 in design and construction of improvements to the new manufacturing plant and $300,000 for acquisition of the plant. $837,500 was raised in the final tranche of the 1998 Private Placement, at a cost of $28,400. Financing sources of cash in 1999 also included $1,488,000 in warrant and option exercises, $277,900 in equipment financing, and $100,000 in convertible promissory notes.

Total assets increased from $1,062,529 at December 31, 1998 to $3,677,342 at December 31, 1999. Current assets increased $51,600, net property and equipment increased $2,338,000, and other assets increased $224,900. The increase in property and equipment is due to the acquisition of the new manufacturing plant, the acquisition of the manufacturing and processing equipment needed to reach a commercial scale of operations, and the construction costs for setting the equipment up and plumbing it together. Other assets increased primarily due to accepting available for sale marketable securities as payment for services on a mining technical services contract. The stock had a market value of $165,700 at December 31, 1999, with a cost of $72,900.

Total liabilities increased from $632,947 at December 31, 1998 to $1,668,897 at December 31, 1999, an increase of approximately $1,036,000. Of this amount, current liabilities increased $222,600 and long-term liabilities increased $813,300. The increase in liabilities reflects the financing of the manufacturing and processing equipment for the new plant.

The result of the above financing was to change stockholders’ equity from $429,582 at December 31, 1998 to $2,008,445 at December 31, 1999.

III. Working Capital/Liquidity

As discussed in Note 13 to the Consolidated Financial Statements on page 63 of this report, the Company has implemented a plan to improve its working capital and liquidity through private placements of common shares, conversion of debt to common shares, and payment of consulting and labor services with common shares. Following is a summary of the steps taken to improve the Company's working capital and liquidity during the year ended December 31, 1999:

1. A total of $2,457,400 was received from the sale of common stock through private placements and warrant exercises.

2. Various expenses including salaries, interest, director fees, and legal and outside services, totaling $231,100, were paid with common stock.

3. A total of $377,900 was received in equipment financing and convertible promissory notes.

The result of these steps was to change from a working capital balance of $115,949 at December 31, 1998, to a deficit working capital balance of $55,065, a decrease of approximately of $171,000. The current asset component of working capital increased from approximately $620,600 at December 31, 1998 to $672,200 at December 31, 1999. The primary changes in the components of current assets were a decrease in cash of $206,500, an increase in accounts receivable of $107,700, an increase in account receivable from equipment financing of $133,700, a decrease of $52,700 in notes receivable from shareholders, and an increase of $47,700 in prepaid expenses. The current liability component of working capital increased from $504,700 at December 31, 1998 to $727,300 at December 31, 1999. Significant increases in the components of current liabilities include $230,200 in accounts payable and $157,400 in current maturities of capital lease obligations. Significant decreases in the components of current liabilities include $80,000 in accrued management salaries and other expenses and $85,100 in the current portion of advances due stockholders. The increase in accounts payable includes payables on the building construction project of $114,700 and an increase of $73,200 in payables relating to pass-through costs billed but unpaid by technical services clients as of December 31, 1999.

Subsequent to December 31, 1999 the Company began a convertible debt Private Placement to raise $2.5 million in working capital. A total of $2,631,000 was received from the Placement.

For details of other steps to improve the Company's working capital and liquidity taken subsequent to December 31, 1999, see the discussion in Notes 13 and 15 to the Consolidated Financial Statements on pages 63 and 66 of this report.

IV. Year 2000 Assessment

The Company has encountered no problems related to the Year 2000 computer issue.

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

ACCOUNTING AND FINANCIAL DISCLOSURE.

No change was made in the Company's auditors from the prior year.

To the Company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS: Compliance with Section 16(a) of the Exchange Act

I. Summary Information.

The following are the directors and executive officers of the Company:

                        Age as of

Name                     12/31/99          Position             Position Held Since

Dr. John W. Whitney        53          President/Treasurer         May 1988

                                      Director

Paul H. Durckel            82          Director                    September 1995

Alan C. Lewin               53          Director                    September 1997

Gregory S. Skinner         45          Secretary                   December 1990

Duane H. Rasmussen         69          Vice President;             November 1997

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

II. Narrative Information Concerning the Directors and Executive

Officers of the Company.

John W. Whitney:

In addition to being the President and a Director of the Company, 1988 to present, Dr. Whitney is the President and a Director of each of the operating subsidiaries, Itronics Metallurgical, Inc. and Whitney & Whitney, Inc. Dr. Whitney also serves as the General Manager of American Hydromet, a joint venture.

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

Paul H. Durckel:

Mr. Durckel has served as a director of the Company since September 1995. He received a pre-legal degree from Stanford University in 1940. He has served various companies involved in fertilizer manufacturing and sales for approximately 30 years. He is presently an Independent Real Estate Salesman for Prudential Nevada Realty, the successor company to Myers Realty, Inc. He served Myers Realty, Inc. in varying capacities, including Broker-Salesman, Consultant, Manager, Vice President of Operations, and Director, since 1987. His experience in the fertilizer industry includes Vice President and General Manager and Vice President- Operations for American Plant Food Corp., Executive Assistant to the Chairman for Best Fertilizers Co., Vice President and General Manager for Best Fertilizer of Texas, and Vice President and General Manager for Farm Services Co.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 1999 exceeded $100,000:

                                                                                Long Term

                                                             Annual             Compensation

Name and                                                   Compensation           Securities

Principal                               Calendar                                 Underlying

Position                                  Year           Salary       Bonus      Options (#)

Dr. John W. Whitney:                      1999          $129,534       $-0-       1,000,000

President, Treasurer                      1998          $111,709       $-0-             -0-

and Director                              1997          $ 97,000       $-0-             -0-

1) As of December 31, 1997, Dr. Whitney had accumulated deferred salary totaling $141,750. Of this amount, $32,000 was accrued in 1997, $49,750 was accrued in 1996, and $60,000 was accrued in prior years. Dr. Whitney was granted options to convert up to $250,000 in unpaid salary at $0.10 per share, for a total of 2,500,000 shares of common stock. Dr. Whitney was also granted options for 1,200,000 shares of common stock at $0.10 for his personal guarantee of certain obligations of the Company and its subsidiaries. The options were to expire in February 1997, but were extended to six months after all the Company and subsidiaries’ debts owed to, or guaranteed by, Dr. Whitney were paid in full. In May 1996, Dr. Whitney received warrants for 100,000 shares. The warrants were exercisable for five years at $0.10 per share. The warrants were issued in conjunction with Dr. Whitney’s acquisition of 100,000 shares for cash. The combined total of options and warrants for Dr. Whitney was for 3,800,000 shares of common stock. Of these options and warrants, Dr. Whitney exercised 500,000 shares in December 1996, 2,092,380 in 1997, and the remaining 1,207,620 in January 1998. In September 1998 Dr. Whitney converted an additional $50,000 of unpaid salary by acquiring five units of the Company’s 1998 Private Placement, Tranche One. On December 30, 1999 Dr. Whitney exercised his right to purchase 37,500 shares at $0.40 per share and has remaining warrants to purchase 162,500 at $0.40 per share, expiring September 30, 2000. Effective January 1, 1999, Dr. Whitney was granted an option for 1,000,000 common shares at $0.25 per share. The option is exercisable at any time until one year after Dr. Whitney leaves the employment of the Company.

2) The salary amounts listed above include $4,534, $1,709, and $1,000 for 1999, 1998, and 1997, respectively, that represent compensation paid in common stock for service as a director of the Company. The compensation plan for all directors was 2,500 shares per quarter for 1999.

Option Grants in Last Fiscal Year:

                                   Number of          % of Total

                                   Securities          Options to

                                   Underlying           Employees     Exercise

                                   Options              in Fiscal      or Base    Expiration

Name                                Granted                 Year       Price        Date

Dr. John W. Whitney                1,000,000                93%         $0.25     1 year after

                                                                                    end of

                                                                                    employment

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

Values

Options Exercised:

                           Shares Acquired on

Name                          Exercise (#)           Value Realized(1)

Dr. John W. Whitney              37,500                      $-0-

  The warrants exercised were at $0.40 per share. If value realized was based on the average of the closing bid and ask prices on the exercise date, the value realized would have been $11,813. However, the common stock received is restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value realized is reported at $-0-.

Options Unexercised:

                          Number of Securities               Value of Unexercised

                          Underlying Unexercised            In-the-Money Options

                          Options at 12/31/99               At 12/31/99

Name                      Exercisable Unexercise.            Exercisable Unexer.

Dr. John W. Whitney        1,162,500        -                   $ -0- (1)  $ -0-

(1) If value realized was based on the average of the closing bid and ask prices on December 31, 1999, the value realized would have been $510,375. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of February 29, 2000, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

                               Amount and Nature of Beneficial Ownership

                                                   Common Shares

Name and                                              Which May Be                Percent

Address of              Common Shares              Acquired Within                   of

Beneficial Owner       Presently Held               60 days           Total       Class

John W. Whitney

P.O. Box 10725

Reno, NV 89510         13,959,100(3)                1,162,500       15,121,600    20.42

(1)(2)

Richard J. Cavell

1013 No. Marshall Dr.

Camano Island, WA       5,165,752(4)                    -            5,165,752      7.09

(1) Director

(2) Officer

(3) Includes 97,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, and 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife. Warrants, expiring September 30, 2000, for 167,500 shares of common stock are at $0.40 per share. Options for 1,000,000 shares are at $0.25 per share.

(4) Includes 21,375 shares owned by Bonnie Cavell, Richard Cavell's wife.

b) Security Ownership of Management.

The following table sets forth as of February 29, 2000, certain information, with respect to director and executive officer ownership of common stock in the Company:

                               Amount and Nature of Beneficial Ownership

                                             Common Shares                           Percent

Name and                                      Which May Be                              of

Address of                Common Shares      Acquired Within                          Class

Beneficial Owner        Presently Held         60 days(1)            Total            (2)

Dr. John W. Whitney

P.O. Box 10725

Reno, NV 89510            13,959,100(5)         1,162,500            15,121,600         20.42

(3)(4)

Paul H. Durckel

1511 Hwy. 395

Gardnerville, NV. 89410     211,000                  -                 211,000          0.29

(3)

Alan C. Lewin

P.O. Box 10725

Reno, Nv 89510              180,000                50,000              230,000          0.32

(3)

All directors and

executive officers as

a group (5 persons)     16,534,597             1,252,500           17,787,097         23.99

(1) Of the above options and warrants, 50,000 are at $0.10 per share, 202,500 are at $0.40 per share and 1,000,000 are at $0.25 per share.

(2) The percent of class is based on the sum of 72,880,210 shares outstanding or to be issued as of February 29, 2000 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of February 29, 2000.

(3) Director

(4) Officer

(5) Includes 97,636 shares owned by or to be issued to John B. Whitney, Dr. John W. Whitney's minor son, and 72,768 shares owned by Maureen B. Whitney, Dr. Whitney's wife.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

During the Company's two most recent fiscal years, including those of its subsidiaries and affiliates, the Company engaged in no transactions or series of transactions with any director, officer, security holder or family thereof in which the amount involved exceeded $60,000 except as follows:

1. As of December 31, 1997, Dr. Whitney had accumulated deferred salary totaling $141,750. The entire balance was converted into the Company’s common stock in 1998.

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

3. After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, W&W, agreed to provide technical services to Golden Phoenix Minerals, Inc. (Golden), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and W&W receives a combination of Golden common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of Golden at $0.10 per share, making him beneficial owner of more than ten percent of Golden. Any unexercised options under this arrangement can be assigned to W&W. Dr.'s Whitney and Cavell are principals in a group that controls the mining claims underlying one of Golden's two principal exploration and development properties. At December 31, 1999 W&W owned 200,000 unrestricted Golden shares, 536,267 restricted Golden shares and will receive 67,957 restricted shares billed for December, 1999 services. The initial one year period before resale begins April, 1999, and continues monthly thereafter. Total amount billed for 1999 was $95,546, of which $17,428 will be received in cash. A total of $23,793 is included in accounts receivable at December 31, 1999. At December 31, 1999, the average bid/asked price for Golden common was $0.225, resulting in a value of shares held and to be received on that date of $180,950.

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

I. List of Financial Statements and Exhibits

1. List of Financial Statements:

(a) Consolidated Balance Sheets as of December 31, 1999 and 1998.

(b) Consolidated Statements of Operations for the Years ended December 31, 1999 and 1998.

(c) Consolidated Statements of Stockholders' Equity for the Years ended December 31, 1999 and      1998.

(d) Consolidated Statements of Cash Flows for the Years ended December 31, l999 and 1998.

(e) Notes to Consolidated Financial Statements.

2. List of Exhibits:

         21                 List of significant subsidiaries.

II. Reports on Form 8-K.

           None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 1999

                                                                           PAGE

INDEPENDENT AUDITOR'S REPORT ON THE FlNANCIAL STATEMENTS                    39

FINANCIAL STATEMENTS

Consolidated Balance Sheets                                                  40

Consolidated Statements of Operations                                       42

Consolidated Statements of Stockholders' Equity                             43

Consolidated Statements of Cash Flows                                       44

Notes to Consolidated Financial Statements                                  46

EXHIBITS:

           21 Significant subsidiaries                                      68

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

KAFOURY, ARMSTRONG & CO.

A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheets of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,901,479 during the year ended December 31, 1999. The ability to continue as a going concern is contingent primarily upon (a) future profitable operations, and (b) the ability to generate sufficient cash from operations and additional operating capital raised from other sources to meet obligations as they become due. This condition raises substantial doubt about the ability to continue as a going concern. Management's plans regarding this matter are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KAFOURY, ARMSTRONG & CO.

Reno, Nevada

March 3, 2000

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

ASSETS

CURRENT ASSETS                                            1999          1998

Cash                                                    $ 142,287     $ 348,829

Accounts receivable, less allowance for

doubtful accounts, 1999, $3,900;

1998, $1,406                                              225,089        117,397

Account receivable, lease equipment financing            133,669           -

Notes receivable, shareholders                            13,591        66,325

Inventories                                                54,981        41,107

Prepaid expenses                                          94,669        46,945

Current portion of deferred loan fees                      7,923           -

                                                         ---------     ---------

Total Current Assets                                      672,209       620,603

                                                         ---------     ---------

PROPERTY AND EQUIPMENT

Land                                                      215,000            -

Building and improvements                                787,526            -

Design and construction in progress,

manufacturing facility                                   681,225        98,358

Leasehold improvements                                    14,212        14,212

Equipment and furniture                                  433,316       394,746

Vehicles                                                   69,155        68,273

Equipment under capital lease                            803,555        35,189

                                                         ---------     ---------

                                                         3,003,989       610,778

Less: Accumulated depreciation and

amortization                                              336,326        281,433

                                                         ---------      ---------

                                                         2,667,663        329,345

                                                         ---------      ---------

OTHER ASSETS

Patents, trademarks, and other, less accumulated

amortization 1999, $22,163; 1998, $12,857                12,283          8,339

Stock placement and organization costs, less

accumulated amortization 1999, $40,826;

1998, $26,360                                            58,936         45,040

Marketable securities, available for sale               165,660            -

Investment in non-public company                         30,000             -

Note receivable, shareholder                                -           42,340

Deferred loan fees, less current portion                 31,694            -

Investment in American Gold & Silver Ltd.                 9,250          9,250

Deposits                                                  29,647          7,612

                                                      ---------       ---------

                                                        337,470         112,581

                                                      ---------       ---------

                                                     $3,677,342      $1,062,529

                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1999         1998

CURRENT LIABILITIES

Accounts payable                                      $ 382,882     $ 152,682

Accrued management salaries                              15,513        80,914

Accrued expenses                                         88,491       103,136

Insurance contracts payable                              16,127        19,279

Interest payable                                         12,490        15,084

Current maturities of long-term debt                      4,740         4,251

Current maturities of capital lease obligations         158,115           700

Current maturities of advances from

stockholders                                              28,179       113,318

Current maturities of capital lease obligations

due stockholders                                          7,606         8,964

Other                                                     13,131         6,326

                                                      ---------      ---------

Total Current Liabilities                              727,274        504,654

                                                      ---------      ---------

LONG-TERM LIABILITIES

Long-term debt, less current maturities                 17,054         21,769

Convertible promissory notes                           100,000            -

Capital lease obligations, less current

maturities                                              760,906         3,017

Advances from stockholders, less current

maturities                                                  -          43,154

Capital lease obligations due stockholder,

less current maturities                                    -           7,042

Accrued salary due stockholder                          29,454        37,200

Deferred gain, less current maturities                  34,209        16,111

                                                      ---------     ---------

Total Long-Term Liabilities                            941,623       128,293

Contingency                                                 -             -

                                                     ---------     ---------

                                                     1,668,897       632,947

                                                     ---------     ---------

STOCKHOLDERS' EQUITY

Preferred stock, par value $0.001 per share;

authorized 999,500 shares, issued and outstand-

ing 1999, 0 shares; 1998, 0 shares                          -            -

Common stock, par value $0.001 per share;

authorized 250,000,000 shares, issued and

outstanding 1999, 70,828,231; 1998, 56,059,727           70,828       56,060

Additional paid-in capital                            8,013,746    4,625,194

Accumulated deficit                                  (6,276,762) (4,375,283)

Common stock to be issued                               104,061      123,611

Accumulated other comprehensive income                   92,799          -

Common stock options outstanding, net                     3,773          -

                                                       ---------    ---------

                                                       2,008,445      429,582

                                                       ---------    ---------

                                                      $3,677,342   $1,062,529

                                                       =========    =========

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                            1999          1998

REVENUES

Fertilizer                                                $ 61,026       $  53,750

Photobyproduct recycling                                  125,553         126,323

Silver                                                     112,725         163,799

Mining technical services                                 606,580         422,848

                                                        -----------       ---------

Total Revenues                                            905,884         766,720

COST OF SALES                                           1,156,483         923,115

                                                        -----------       ---------

Gross Profit (Loss)                                      (250,599)       (156,395)

                                                        -----------       ---------

OPERATING EXPENSES

Depreciation and amortization                              66,656          39,941

Research and development                                   49,120          90,104

Sales and marketing                                       922,926         278,817

Plant start-up costs                                       27,878          42,620

General and administrative                                592,856         376,460

                                                        -----------       ---------

                                                          1,659,436         827,942

                                                        -----------       ---------

Operating (Loss)                                       (1,910,035)       (984,337)

                                                       -----------        ---------

OTHER INCOME (EXPENSE)

Interest expense                                           (8,877)          (46,511)

Interest income                                            17,433             5,985

                                                      -----------         ---------

Total Other Income (Expense)                                8,556           (40,526)

                                                      -----------         ---------

(Loss) before provision for income tax                 (1,901,479)       (1,024,863)

Provision for income tax                                      -                 -

                                                      -----------         ---------

Net Income(Loss)                                       (1,901,479)       (1,024,863)

Other comprehensive income (loss)

Unrealized gains (losses) on securities                    92,799               -

                                                      -----------         ---------

Comprehensive Income (Loss)                          $ (1,808,680)     $ (1,024,863)

                                                      ===========          =========

Weighted average number of shares outstanding          65,585,785         45,993,944

                                                       ==========         ==========

Earnings (Loss) per share                              $ (0.0290)        $ (0.0223)

                                                      ==========          ==========

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                        COMMON STOCK   ADDITIONAL

                      NUMBER OF          PAID-IN   ACCUMULATED   COMMON STOCK

                      SHARES     AMOUNT   CAPITAL     DEFICIT    TO BE ISSUED  OTHER    TOTAL

Balance, 12/31/97  43,050,532 $ 43,051 $3,039,980 $(3,350,420)  $107,363     $ -    $(160,026)

Sale/issue of common

  stock               13,009,195    13,009  1,585,214        -        16,248      -      1,614,471

Net (loss) for the

year ended 12/31/98         -         -          -    (1,024,863)        -        -    (1,024,863)         ---------- -------- ---------- -----------  -------- -------- -----------

Balance, 12/31/98  56,059,727   56,060  4,625,194 (4,375,283)   123,611      -        429,582

Sale/issue of common

stock              14,768,504    14,768  3,388,552        -     (19,550)     -      3,383,770

Net (loss) for the

year ended 12/31/99        -        -           -   (1,901,479)     -        -    (1,901,479)

Other comprehensive income for

the year ended 12/31/99     -        -           -           -      -     92,799       92,799

Common stock options

outstanding                 -        -           -           -     -       3,773       3,773

                    ---------- -------- ---------- ----------- --------  --------  ----------

Balance, 12/31/99  70,828,231 $ 70,828 $8,013,746 $(6,276,762)$104,061   $ 96,572  $2,008,445

                    ========== ======== ========== =========== ========  ========  ==========

The accompanying notes are an integral part of these financial statements.

ITRONICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                         1999          1998

Cash flows from operating activities

Net income (loss)                                    $(1,901,479)   $(1,024,863)

Adjustments to reconcile net loss to cash

used by operating activities:

   Depreciation and amortization                         66,656          39,941

   Bad debts                                               2,494             -

   Stock option compensation                              3,773             -

   Expenses paid with issuance of common stock:

     Interest expense                                     4,383          18,143

     Legal and consulting expenses                      111,926          57,850

     Directors fees                                      13,601           5,127

     Operating expenses                                  10,000           9,500

     Salaries                                            91,181         119,591

   (Increase) decrease in:

     Accounts receivable                               (110,186)       (65,125)

     Interest receivable, stock subscription                621         (1,003)

     Inventories                                        (13,874)         6,866

     Prepaid expenses                                    (3,907)        (4,586)

     Deposits                                           (22,035)        (4,789)

   Increase (decrease) in:

     Accounts payable                                   230,199         70,028

     Accrued expenses and contracts payable             (87,444)        86,373

     Interest payable                                      (723)        (2,230)

                                                        ---------      ---------

Net cash used by operating activities                (1,604,814)      (689,177)

                                                        ---------      ---------

Cash flows from investing activities:

   Acquisition of property and equipment             (1,123,472)      (169,401)

   Acquisition of marketable securities                 (72,861)           -

   Acquisition of intangibles and investments           (37,695)       (52,855)

                                                        ---------      ---------

Net cash used by investing activities                (1,234,028)      (222,256)

                                                        ---------      ---------

Cash flows from financing activities:

   Proceeds from sale of stock                        2,457,378      1,202,263

   Proceeds from long-term debt, stockholders               -           69,327

   Proceeds from long-term debt, unrelated              377,852            -

   Payments on long-term debt, stockholders            (126,693)       (35,102)

   Payments on long-term debt, unrelated parties        (76,237)         (5,439)

                                                        ---------      ---------

Net cash provided by financing activities             2,632,300      1,231,049

                                                        ---------      ---------

Net increase (decrease) in cash                        (206,542)       319,616

Cash, beginning of year                                 348,829         29,213

                                                        ---------      ---------

Cash, end of year                                     $ 142,287      $ 348,829

                                                        =========      =========

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

(continued)

                                                          1999        1998

Supplemental Disclosures of Cash Flow Information:

Cash paid during the period for interest               $ 98,242     $ 30,598

Schedule of non-cash financing transactions:

  Settlement of debt/accruals for

  issuance of common stock:

   Accounts payable                                         -         10,000

   Accrued liabilities                                    3,500      151,750

   Notes payable                                         10,000       20,000

   Accrued interest payable                               1,871          -

Notes receivable received in subscription of

common stock                                                -         42,000

Equipment financed with long-term debt                      -         26,459

Equipment financed with capital leases                  601,210        3,717

Deferred loan fees on capital leases                     39,617          -

Acquisition of assets by issuance of

common stock:

   Building and improvements                            700,000          -

   Equipment                                               4,900          938

   Investments in stock                                  25,667          -

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

Principles of Consolidation:

The consolidated financial statements include the accounts of Itronics Inc. and its subsidiaries owned and/or controlled by the Company as follows:

                                                             1999         1998

                                                          PERCENTAGE    PERCENTAGE

Whitney & Whitney, Inc.                                     100.00        100.00

Itronics Metallurgical, Inc.                                100.00        100.00

Itronics California, Inc.                                   100.00           -

Nevada Hydrometallurgical Project (A Partnership)            92.50         92.50

American Hydromet (A Joint Venture)                          81.63         81.63

American Gold & Silver (A Limited Partnership)               43.84         43.84

Whitney & Whitney, Inc. is the general partner for American Gold & Silver. As such, the Company has control over American Gold & Silver and has included it in its consolidation.

American Gold & Silver and Nevada Hydrometallurgical Project possess no material tangible assets or liabilities.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

Revenue Accounting for Contracts:

When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 1999 and 1998 were $366,421 and $221,854, respectively.

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

Cost of silver inventory is either the actual cost, or 80% of the fair market value of the silver content of the photobyproducts as determined by laboratory assays (See Note 14).

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed by accelerated and straight-line methods over five to forty years.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

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

Research and Development:

The Company's fertilizer production process was in the research and development stage. Accordingly, wages, benefits, rent, and other costs associated with the research are expensed as research and development expenses when incurred. Nominal sales, and the related cost of sales, are included in revenues and cost of sales, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during 1999 and 1998. Common stock equivalents are not included, as their effect would be antidilutive.

Loss per common share for the period is $0.0290 and $0.0223 for 1999 and 1998, respectively. Loss per common share assuming all shares issued for the settlement of services and liabilities during 1999 and 1998 were outstanding as of the beginning of each year (or issuance/accrual date, if later) is $0.0288 and $0.0213, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

Common Stock:

The Company’s common shares have, subject to the provisions of any series of Preferred Stock, certain rights, including one vote per share, on a non-cumulative basis, and a ratable portion of any dividends that may be declared by the Board of Directors. The Company may from time to time issue common shares that are restricted under Rule 144 of the Securities and Exchange Commission. Such restrictions require the shareholder to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares.

NOTE 2 - Reclassification:

The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 1999 and 1998 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

                                                                    DECEMBER 31,

                                                                  1999         1998

Notes due to unrelated outside parties:

Note payable secured by a vehicle. The note is

payable at $575 per month, including interest

at 11.0% per annum, for 60 months beginning

December 30, 1998.                                                $21,794      $26,020

Less current portion due within one year                          (4,740)      (4,251)

                                                                 -------      -------

Total long-term liabilities due to unrelated parties             $17,054      $21,769

                                                                  =======      =======

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                                    DECEMBER 31,

                                                                  1999     1998

Convertible Promissory Notes:

Note payable due November 18, 2002, including

interest at 12% per annum. The note and accrued

interest are convertible into the Company's

restricted common stock at $0.50 per share

at any time through November 18, 2002.                           $ 20,000     $ -

Thirty day notes subsequently converted to

convertible notes due January 2003, including

interest at 9% per annum. The notes and accrued

interest are convertible into the Company's

restricted common stock at $0.65 per share

at any time through January 2003.                                 80,000         -

                                                                --------     -------

Total long-term convertible promissory notes                    $100,000       $ -

                                                                 ========    =======

Loans from Stockholders/Related Transactions:

Unwritten, unsecured 14% interest bearing advance

payable to officer/stockholder, due on demand.

Monthly installments are estimated at $1,000,

but are contingent upon the Company's future

cash flows.                                                      $ -         $44,255

Unsecured note payable to a stockholder dated

March 1, 1996, with a fixed interest rate of 12%

per annum. Payments are interest only at $500 per

month through March 1997 and $1,500 in principal

and interest per month to March 2000, at which

time the unpaid balance will be due and payable.

On November 10, 1998 the note was amended to

increase monthly payments to $2,500, with the

balance due on September 1, 2000.                               21,287        46,983

Unsecured note payable to a stockholder in the

amount of $10,000, dated December 28, 1994.

Monthly payments of $220, including interest at

11.5%, began January 1998 and are to continue to

December 2000, at which time the unpaid balance

will be due and payable.                                         6,892         8,456

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                                    DECEMBER 31,

                                                                   1999    1998

Four unsecured notes payable to an unaffiliated

company owned by an officer/ stockholder

totaling $22,440, dated in July 1995 and 1996.

The notes are payable in monthly installments

of $534, contingent on the Company’s cash flow,

including variable interest at 6% over prime

(15% as of December 31, 1998).                                      $ -       $ 14,278

Unwritten, unsecured advance payable to an

officer/stockholder. Variable interest (10.5%

to 19.8% as of December 31, 1998) is payable

monthly. The advance is due on demand.                                -         10,500

Unsecured note payable owed to a family member

of an officer/stockholder dated March 1997.

Interest accrues at 10% per annum. The balance

of principal and interest is payable in March

2002. An option has been granted to convert the

note and accrued interest into the Company’s

common stock. The note and accrued interest

were converted into common stock on December 30,

1999.                                                                    -       10,000

Unsecured note payable due an officer/stock-

holder, dated December 1997. Payments are interest

only at prime plus 6%(15% at December 31, 1998)

through 1998, monthly payments of $476 through 1999,

with the balance due on December 31, 1999.                              -       22,000

                                                                   --------    --------

                                                                     28,179     156,472

Less current portion due within one year                            (28,179)    (113,318)

                                                                   --------    --------

Total long-term liabilities due to stockholders                    $    -     $ 43,154

                                                                   ========    ========

Long-term debt matures as follows:

                                                              CONVERTIBLE

                        YEAR                UNRELATED PARTIES    NOTES    STOCKHOLDERS

                        2000                     $ 4,740        $  -          $28,179

                        2001                       5,289            -              -

                        2002                       5,901         20,000            -

                        2003                       5,864         80,000            -

                                                  ------        -------         ------

                                                $ 21,794       $100,000         $28,179

                                                  ======        =======         ======

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 4 - Major Customers:

Fertilizer sales for the years ended December 31, 1999 and 1998 include $44,768 and $40,810, respectively, from one major customer. The customer is one of the largest fertilizer distribution companies in the country.

Silver sales for the years ended December 31, 1999 and 1998 include $73,709 and $116,430, respectively, from one major customer. The customer is one of the largest silver refiners in the country.

Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 1999 includes $488,383 and $110,129, respectively, from two major customers which represents 80.5% and 18.2%, respectively, of technical services revenues. Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 1998 includes $391,807 and $123,858 from one major customer which represents 92.7% of technical services revenues. Receivables from these major customers as of December 31, 1999 and 1998 amount to $185,609 and $79,883, which represents 97.6% and 89.2%, respectively, of consulting accounts receivable.

The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of sales revenues may change from year to year.

NOTE 5 - Income Taxes:

Although the Company has incurred net losses for 1999 and 1998, the majority of the loss from the photobyproduct fertilizer segment is attributed to American Hydromet, which is a joint venture. Net income (loss) before taxes, after application of the above, amount to $(283,795) and $(201,342) for 1999 and 1998, respectively. The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

                                                     1999                     1998

                                                           PERCENT                    PERCENT

                                                        OF PRE-TAX                OF PRE-TAX

                                               AMOUNT      INCOME        AMOUNT      INCOME

Federal tax at statutory rate                  $ -          - %           $ -          - %

Temporary differences, primarily bad debt

and compensation related expenses                -           - %             -          - %

Non-deductible expenses                          -           - %             -          - %

Utilization of NOL                               -           - %             -          - %

                                             -------      -------       -------     -------

Total Income Tax Expense                    $ -            0.0%           $ -         0.0%

                                             =======      =======       =======     =======

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

         Year Ending December 31:                      Net 0perating Loss

                 2001                                      $ 33,828

                 2002                                        26,089

                 2003                                        14,737

                 2005                                        65,113

                 2006                                       430,403

                 2007                                       188,146

                 2008                                       113,253

                 2012                                       322,525

                 2018                                       377,944

                 2019                                       541,581

                                                            ---------

                                                           $2,113,619

                                    =========

The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 1999 and 1998 are as follows:

                                                            1999          1998

Total deferred tax assets                                $ 754,058     $ 572,240

Less valuation allowance                                  (754,058)     (572,240)

                                                          --------       --------

       Net deferred tax asset                            $      -       $     -

                                                          ========       ========

NOTE 6 - Stock Option and Purchase Plans:

Pursuant to various Board of Director authorizations, the Company  adopted a debt restructuring plan which included the private placement of its Common Shares and/or warrants to acquire Common Shares at a minimum of $0.l0 per share. The warrants issued under this plan are exercisable at varying dates through November 2, 2002.

On March 31, 1998 the Company began a private placement offering to raise $2 million in equity funds. Included in the offering is one two year warrant for each two common shares acquired. A total of 5,000,000 warrants were issued in Tranche 1 and 2 of the offering, with an exercise price of $0.25 and $0.40 per share for years one and two of the exercise period, respectively. The warrants are exercisable at varying dates through January 2001. A bonus warrant was granted for each common share acquired in Tranche 2 of the Offering. The bonus warrants are exercisable in four six month intervals at prices of $0.15, $0.20, $0.30, and $0.40 per share, respectively. A total of 3,720,000 bonus warrants were issued, with varying exercise dates through November 12, 2000.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

In February 1999 the Company began the final tranche of the 1998 Private Placement. A total of 1,172,063 two year warrants were issued in connection with the final tranche, with an exercise price of $0.75 and $1.00 for years one and two of the exercise period, respectively. The warrants are exercisable at varying dates through August 2001.

In addition to the above private placement warrants, the Company has granted options to acquire Common Shares to certain officers, directors, employees, consultants, and creditors of the Company. The options are exercisable at varying dates through January 2003, except for the 1,000,000 options granted to an officer/stockholder, which expire one year after the end of his employment. The number of outstanding options was 1,330,641 and 218,710 shares at December 31, 1999 and 1998, respectively.

Following is a summary of all the above described warrants and options granted for the years ended December 31, 1999 and 1998.

                                                                 NUMBER OF SHARES

                                                                1999          1998

   Under option, beginning of year                           12,415,762     5,317,590

   Granted                                                     2,771,574     8,580,792

   Exercised                                                  (8,198,320)   (1,482,620)

   Expired                                                           -             -

                                                             ----------    ----------

   Under option, end of year                                 6,989,016    12,415,762

                                                             ----------    ----------

   Average price for all options granted and exercised         $0.26         $0.l9

                                                             ----------    ----------

Compensatory Stock Options:

Included in the above options and warrants are compensatory options to acquire 1,253,000 restricted common shares. These options were granted to various employees and a consultant at varying dates during 1999. All the options are exercisable at any time during the option period for $0.25 per share. 1,000,000 of the options were granted to an officer and expire one year after the termination of his employment. All the other options expire three years after the grant date. The Company applies APB Opinion 25 in accounting for these stock options. Total compensation, based on the fair market values of the stock on the grant dates is $59,307. This amount is being amortized over the three year lives of the options, which resulted in compensation expense in 1999 of $3,773 and deferred compensation as of December 31, 1999 of $55,534.

If the Company were to apply the provisions of FASB Statement No. 123 to these options, using the fair value method, compensation expense would have been $171,818. Net loss and loss per share would have been impacted as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                               1999         1998

Net Income (Loss):

     As reported                                          $(1,901,479)   $(1,024,863)

                                                           ==========     ==========

     Pro forma                                            $(2,073,297)   $(1,024,863)

                                                           ==========     ==========

Earnings (Loss) per share:

     As reported                                           $ (0.0290)    $ (0.0223)

                                                           ==========     ==========

     Pro forma                                              $ (0.0316)    $ (0.0223)

                                                           ==========     ==========

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 1999:

               Dividend yield                            0%

               Risk-free interest rate                6.25%

               Expected life                        3 years

               Expected volatility                   78.43%

NOTE 7 - Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

                                                                  1999           1998

   Payment of consulting and operating fees                    $ 18,565      $ 15,020

   Payment of director fees                                       4,590          1,377

   Payment of salaries                                           48,211        103,318

   Payment of interest                                               237          3,896

   Payment of notes payable and interest                         13,058            -

   Purchase of equipment                                          4,400            -

   Exercise of warrants                                          15,000            -

                                                                -------        -------

                                                               $104,061       $123,611

                                                                =======        =======

NOTE 8 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

                                                                   1999           1998

   Accrued vacation                                            $30,256        $ 19,709

   Federal and State payroll taxes                              15,128          47,236

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                                    1999           1998

Sales tax                                               1,107           1,191

          Audit & annual meeting costs                          42,000          35,000

                                                                 -------         -------

                                                                $ 88,491        $103,136

                                                                 =======         =======

NOTE 9 - Related Party Transactions:

Several promissory notes are held by stockholders at December 31, 1999 and 1998 (see Note 3 for terms).

Interest expense includes $16,945 and $42,088 for December 31, 1999 and 1998, respectively, relating to the Company's notes payable and salary in arrears due to stockholders. Accrued interest payable includes $5,445 and $14,973 for the notes and leases payable to stockholders as of December 31, 1999 and 1998, respectively.

An officer/stockholder of Whitney & Whitney, Inc. was owed $36,654 for salary in arrears as of December 31, 1999. The individual retired on December 31, 1998 and will receive payment of the back salary over several years. The individual has agreed not to make demand for $29,454 of the arrearages prior to January 1, 2001.

An officer/stockholder of the Company was owed $11,750 and $141,750 for salary in arrears as of December 31, 1998 and 1997, respectively. The officer/stockholder made an agreement with the Company not to make demand on these arrearages prior to March 1, 1999 (to a maximum of $140,000). The $141,750 due at December 31, 1997 was converted into the Company’s common stock during 1998. The $11,750 due at December 31, 1998 was paid in 1999.

$36,654 and $110,204 of the accrued management salaries as of December 31, 1999 and 1998, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. Interest amounting to $3,196 was paid in 1999 and 2000 by issuance of 11,372 shares of common stock. Interest amounting to $18,143 for 1998 was paid in 1998 and 1999 by issuance of 124,073 shares of common stock.

Consulting and labor services amounting to $250,424 and $349,088 for 1999 and 1998, respectively, were paid by issuance of 589,022 and 2,738,418 shares, respectively, of common stock. The shares were or are to be issued at varying dates in 1998, 1999 and 2000.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (Golden), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and WWI receives a combination of Golden common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of Golden at $0.10 per share, making him beneficial owner of more than ten percent of Golden. Any unexercised options under this arrangement can be assigned to

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

WWI. Dr.'s Whitney and Cavell are principals in a group that controls the mining claims underlying one of Golden's two principal exploration and development properties. At December 31, 1999 WWI owned 200,000 unrestricted Golden shares, 536,267 restricted Golden shares and will receive 67,957 restricted shares billed for December, 1999 services. The initial one year period for resale begins April, 2000, and continues monthly thereafter. Total amount billed for 1999 was $95,546, of which $17,428 will be received in cash. A total of $23,793 is included in accounts receivable at December 31, 1999. At December 31, 1999, the average bid/asked price for Golden common was $0.225, resulting in a value of shares held and to be received on that date of $180,950.

For related party transactions subsequent to December 31, 1999, see Note 15.

NOTE 10 - Lease Commitments and Rent Expense:

0perating Leases

The Company leases its office facility under a noncancellable agreement which expired June 30, 1999. A one year extension to June 30, 2000 was obtained in 1999. Monthly payments are $4,727.

A wholly owned subsidiary of the Company (Itronics Metallurgical, Inc. - IMI) leases plant facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $3,120. The subsidiary also leased storage space for the period of October 1, 1998 through September 30, 1999 for $614 per month.

On January 15, 1998 IMI entered into a lease agreement, with option to purchase, for a 35,000 square foot manufacturing facility in Reno/Stead, Nevada. Occupancy of approximately 16,000 square feet occurred on June 1, 1998, with rental payments of $4,789 per month beginning on that date. Occupancy of the remainder of the facility occurred on October 15, 1998. The monthly rental amount increased by $2,500 beginning on that date. The additional rent was paid by issuance of the Company’s restricted common stock. On March 31, 1999 the Company exercised its option to purchase the building for $1,000,000.

On April 1, 1999 a wholly owned subsidiary of the Company, (Whitney & Whitney, Inc. - WWI) entered into a sublease agreement with Golden to lease one half of its office space to be utilized by the technical services group. The sub-lease period is from April 1, 1999 to July 31, 2000, with monthly payments of $2,511.

On May 3, 1999 the Company entered into a four year lease for a vehicle, with monthly payments of $481.

Future minimum rental commitments at December 31, 1999, under these operating lease agreements are due as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                         2000                  $ 51,709

                         2001                     5,770

                         2002                     5,770

                         2003                     1,923

                                                  -------

                                                 $ 65,172

                                                  =======

Total rental expense included in the statements of operations for the above leases for the years ended December 31, 1999 and 1998 are $147,175 and $138,788, respectively.

Capital Leases

On August 5, 1995 the Company entered into a lease agreement for new photobyproduct equipment with a stockholder. The lease is in the amount of $10,000, and is payable at $332 per month for 36 months. At the end of the lease there is an optional buyback clause for either 10% of the value of the assets or two months additional payments.

On January 30, 1996 and March 20, 1996, the Company entered into lease agreements for new photobyproduct equipment with two stockholders. The leases, in the amounts of $7,000 and $10,000, are payable at $233 and $355 per month, respectively, for 36 months. There are optional buyback clauses at the end of the leases for either 10% of the value of the assets or two to four months of additional payments. The March 1996 lease was completed and the buyback clause was exercised.

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

At varying dates in 1999 the Company's subsidiaries, WWI and IMI, entered into leases to finance the equipment for the manufacturing facility in Reno/Stead, Nevada and for computer equipment. The leases totaled $987,315. Of this amount $277,852 was received in cash and $133,669 will be received in cash subsequent to December 31, 1999. $65,033 of the cash received was in connection with two sale/leaseback transactions of computer and office equipment. The lease periods range from three to five years, and the total monthly lease payments are $24,192. With the exception of two leases, all have buyout options for $1 at the end of the lease. Of the other two leases, one is for transportation equipment with a buyout of $6,020, and the other is for a forklift with a buyout of $3,647.

All of the above described leases are secured by the equipment acquired under the lease.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

Future minimum lease commitments at December 31, 1999 are due as follows:

       2000               $ 308,718

       2001                 292,154

                                2002                 289,170

                                2003                 282,907

                                2004                 145,542

                                                   ---------

                                                  $1,318,491

                                                   =========

NOTE 11 - Business Segments:

The Company and its subsidiaries operate primarily in two business segments as identified in Note 1. The following defines business segment activities:

               Photobyproduct Fertilizer:       Photobyproduct recycling, Silver recovery,

                                                 Fertilizer production and Sales

               Mining Technical Services:       Mining industry services

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

The mining technical services segment performs its services primarily out of the Company's Reno, Nevada offices, but its source of clients is not limited to organizations based locally. It has served both national and international clients in the past. As discussed in Note 4, at present the segment is serving primarily two clients in the gold mining industry, who have several operations in different areas of the United States.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

Operating income (loss) by business segment:

                                                              1999            1998

Photobyproduct Fertilizer:

   Revenues:

     Fertilizer sales (Note 13)                           $ 61,026        $ 53,750

     Photobyproduct recycling                              125,553          126,323

     Silver recovery (Note 14)                             112,725          163,799

                                                           ---------        ---------

                                                             299,304          343,872

                                                           ---------        ---------

   Cost of sales and operating expenses                  1,880,210        1,036,969

   Research and development                                 49,120           90,104

                                                           ---------        ---------

                                                           1,929,330        1,127,073

                                                           ---------        ---------

          Operating (Loss)                             $(1,630,026)      $ (783,201)

                                                           =========        =========

Mining Technical Services:

  Technical services revenues (Note 1)                   $ 606,580       $ 422,848

  Cost of sales and operating expenses                     886,589          623,984

                                                            --------         --------

          Operating (Loss)                              $ (280,009)     $ (201,136)

                                                            ========         ========

General and administrative expenses of $141,904 and $87,873 incurred by Itronics Inc. were equally divided between the two segments for 1999 and 1998, respectively.

Reconciliation of segment revenues, cost of sales, and operating income (loss) to the respective consolidated amounts:

                                                              1999            1998

   Revenues

          Photobyproduct Fertilizer                      $ 299,304        $ 343,872

Mining Technical Services                        606,580          422,848

                                                           ---------          -------

             Consolidated Revenues                       $ 905,884        $ 766,720

                                                           =========         ========

  Cost of Sales

          Photobyproduct Fertilizer                     $ 614,139         $ 547,326

          Mining Technical Services (Note 1)              542,344           375,789

                                                          ---------           -------

            Consolidated Cost of Sales                 $1,156,483         $ 923,115

                                                          =========           =======

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                            1999                1998

   Operating Income (Loss)

     Photobyproduct Fertilizer                        $(1,630,026)         $(783,201)

     Mining Technical Services                           (280,009)          (201,136)

                                                       -----------          ---------

       Consolidated Operating Income (Loss)             (1,910,035)         (984,337)

       Other Income (Expense)                                8,556          (40,526)

                                                         ----------         ---------

       Consolidated Net Income (Loss) before

          taxes                                        $(1,901,479)      $(1,024,863)

                                                          ==========        ==========

Other segment information:

   Capital expenditures by business segment:

     Photobyproduct Fertilizer                         $ 2,193,354        $ 169,217

     Mining Technical Services                             199,857           31,298

                                                           ---------         --------

       Consolidated Capital Expenditures               $ 2,393,211        $ 200,515

                                                           =========          =======

   Depreciation and amortization expense by business segment:

Photobyproduct Fertilizer

            Depreciation                                 $ 31,305         $ 25,820

            Amortization                                   24,855             6,952

                                                             ------            ------

                                                             56,160            32,772

                                                             ------            ------

          Mining Technical Services

            Depreciation                                   $ 4,706            $ 5,094

            Amortization                                     5,790              2,075

                                                             ------             ------

                                                             10,496              7,169

                                                             ------             ------

      Consolidated Depreciation and Amortization         $ 66,656           $ 39,941

                                                             ======             ======

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                               1999                          1998

                                          PHOTO-     MINING             PHOTO-     MINING

                                        BYPRODUCT   TECHNICAL        BYPRODUCT  TECHNICAL

ASSET DESCRIPTION                       FERTILIZER   SERVICES        FERTILIZER  SERVICES

Current Assets

   Cash                                 $ 14,507    $ 33,486           $ 17,637     $ 29,004

   Accounts receivable, net               34,835      190,254           27,858       89,539

   Account receivable, lease equipment

    financing                            130,500        3,169             -             -

   Inventories                            53,155        1,826          39,281         1,826

   Deferred loan fees, current             5,864        2,059             -             -

   Prepaid expenses                       22,879        3,028          18,916           802

                                        ---------      -------        ---------       -------

                                          261,740      233,822          103,692       121,171

                                        ---------      -------       ---------       -------

Property and Equipment, net

   Land                                  215,000          -               -             -

   Building and improvements             786,529          -               -             -

   Construction in progress,

    manufacturing facility               681,225          -           98,358            -

   Leasehold improvements                  6,485          -            7,355             -

   Equipment                             140,486       37,616        118,795         43,818

   Vehicles                               25,540        3,654         32,532          4,983

   Equipment under capital lease         577,607      193,521         19,880          3,624

                                      ---------       -------      ---------        -------

                                      2,432,872       234,791        276,920         52,425

                                      ---------       -------      ---------        -------

Other Assets, net

   Patents, trademarks, and other        12,283          -             8,452           -

   Marketable securities                    -       165,660              -             -

   Intercompany investments/loans           -     2,732,356              -       3,105,064

   Deposits                               9,694      19,953            5,491         2,121

   Deferred loan fees                    23,457       8,237              -             -

                                    -----------  ----------         ----------   ----------

                                         45,434   2,926,206             13,943    3,107,185

                                      ---------   ---------          ---------   ----------

                                     $2,740,046  $3,394,819           $394,555   $3,280,781

                                      =========   =========          =========    =========

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

Reconciliation of segment assets to consolidated assets:

                                                         1999              1998

Total Assets:

  Photobyproduct Fertilizer                          $ 2,740,046        $ 394,555

  Mining Technical Services                            3,394,819         3,280,781

                                                       ---------         ---------

     Total Segment Assets                              6,134,865        3,675,336

  Itronics Inc. assets                                 9,528,737        6,746,058

  Less: intercompany elimination                     (11,986,260)      (9,358,865)

                                                       ----------        ---------

     Consolidated Assets                              $3,677,342       $1,062,529

                                                         =========       =========

NOTE 12 - Contingencies:

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

NOTE 13 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,901,479 during the year ended December 31, 1999. This factor indicates the Company and its subsidiaries'

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

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

In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photobyproducts has been completed. Management is now organizing the resources needed to market the products. In March 1998 the Company’s subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the Gold’n Gro line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options.

During 1998 the Company began a Private Placement Memorandum to raise $2 million in equity funds. A total of $1,078,750 was received from the Private Placement in 1998. In addition, $37,500 was received subsequent to December 31, 1998, $70,000 in accrued management salaries and an account payable due to an officer/stockholder were converted into common stock in the Private Placement, and promissory notes with balances of $25,000 at December 31, 1998 were accepted in subscription of the Private Placement.

In February 1999 the Company opened the Final Tranche of the 1998 Private Placement to raise $780,000 in equity funds. A total of $837,500 was received under the Final Tranche in 1999. In addition, $1,487,924 was received in 1999 from the exercise of warrants from the 1998 and earlier private placements.

In January 2000 the Company began a Private Placement of 9% Convertible Promissory Notes to raise $2.5 million. A total of $2,631,000 was received. In addition, a total of $340,179 has been received from the exercise of warrants through March 3, 2000.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

NOTE 14 - Off-Balance Sheet Risks and Concentration of Credit Risk:

The Company occasionally maintains bank deposits in excess of federally insured limits. Statement of Financial Accounting Standards No. 105 identifies this as a concentration of credit risk requiring disclosure, regardless of the degree of risk. The Company’s risk is managed by maintaining its accounts in one of the top five largest banks in the country.

As of December 31, 1999, a significant portion of the Company's accounts receivable is concentrated with one mining industry client. This concentration of credit risk is somewhat mitigated due to the fact that the Company has been providing services for this client for more than ten years and the client has always paid the billings on a timely basis.

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

As a handler of photobyproduct materials, the Company is subject to various federal, state, and local environmental, safety, and hazardous waste regulations. The Company believes that its policies and procedures for handling hazardous wastes are in compliance with the applicable laws and regulations and are consistent with industry standards. Costs for these compliance activities are expensed as incurred. As the Company's photobyproduct fertilizer business expands, the various laws and regulations that are applicable to the Company's activities will change. During 1996, the Company received concurrence from the State of Nevada environmental officials that the Company's photobyproduct fertilizer process meets the existing requirements for exemption from all environmental regulations, except toxic metal content standards, and with the exception that certain presently conducted lab analyses of the photobyproducts will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Once all the photobyproducts are utilized in

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

the fertilizer or other commercial products, all the Company's customers will be exempt. As a result, the Company's cost of compliance could decrease.

NOTE 15 - Subsequent Events:

Subsequent to December 31, 1999, new capital leases in the amount of $205,980 (original principal amount) were incurred to finance equipment acquisitions for the Reno/Stead manufacturing facility. Of this amount, $174,064 was received in cash.

The following summarizes common stock activity from January 1, 2000 through March 3, 2000:

                                             ISSUED                 TO BE ISSUED

                                       SHARES    AMOUNT          SHARES    AMOUNT

   Warrant exercise                   1,122,625    $185,594        504,562    $169,586

   Promissory note conversion           130,580      13,058             -           -

   Labor & consulting services          255,517    357,075          80,000     29,436

   Director fees                          7,500       4,590             -           -

   Interest                                 505         237             -           -

   Purchase of equipment                  7,190       4,400             -           -

   Operating expenses                     2,000       1,000             -           -

                                     ---------    --------      ---------     --------

                                     1,525,917    $565,954        584,562    $199,022

                                     =========    ========      =========     ========

In addition, a total of $18,120 in labor and consulting services has been incurred and will be paid in stock.

In January 2000 the Company began a Private Placement of 9% Convertible Notes to raise $2.5 million. A total of $2,631,000 was received. The notes are due in three years with dates ranging from January 2003 through March 2003. The notes and accrued interest are convertible, at any time during the three year period, into the Company's restricted Common Stock, at prices ranging from $0.65 to $1.18 per share, depending on the date of purchase. The Company may call the notes prior to the due date and, in that event, the note holder has thirty days to decide whether to convert the note to stock.

NOTE 16 – Earnings (Loss) Per Share:

Following is a reconciliation of the numerators, Net Income (Loss), and the denominators, weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 1999 and 1998.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999 AND 1998

                                                        1999             1998

   Net Income (Loss)                              $(1,901,479)     $(1,024,863)

   Less: Preferred stock dividends                        -                -

                                                    ---------        ---------

   Basic EPS income (loss) available to

    common stockholders                           $(1,901,479)     $(1,024,863)

                                                 ============       ==========

  Weighted average number of shares

   outstanding                                    65,585,785       45,993,944

  Common equivalent shares                               -                -

                                                  ----------        ----------

                                                  65,585,785        45,993,944

                                                  ==========        ==========

  Per share amount                                 $(0.0290)         $(0.0223)

                                                   =========         =========

Warrants, options, and shares to be issued, totaling 7,341,308 and 13,411,850 shares as of December 31, 1999 and 1998, respectively, could potentially dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

ITRONICS INC. AND SUBSIDIARIES

SIGNIFICANT SUBSIDIARIES

EXHIBIT 21

                                               STATE OF         NAMES UNDER WHICH

NAME                                        INCORPORATION         THEY DO BUSINESS

Whitney & Whitney, Inc.                         Nevada                  Same

Itronics Metallurgical, Inc                     Nevada                  Same

Itronics California, Inc.                       California              Same

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

                                                      ITRONICS INC.

Date: March 29, 2000                                  By: /S/ JOHN W. WHITNEY

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

Date: March 29, 2000                                   By: /S/ JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive and Financial

                                                             Officer)

Date: March 29, 2000                                   By: /S/ MICHAEL C. HORSLEY

                                                           Michael C. Horsley

                                                           Controller

                                                           (Principal Accounting Officer)

Date: March 29, 2000                                   By: /S/ PAUL H. DURCKEL

                                                           Paul H. Durckel

                                                           Director

Date: March 29, 2000                                   By: /S/ ALAN C. LEWIN

                                                           Alan C. Lewin

                                                           Director