Form 10QSB
period 2000-03-31
ITRONICS INC
filed 2000-05-16
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       For the quarterly period ended March 31, 2000

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

As of April 30, 2000, 73,104,270 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – March 31, 2000

  and December 31, 1999                                                               4

Condensed Consolidated Statements of Operations and Comprehensive

  (Loss) for the Three Months Ended March 31, 2000 and 1999.                         6

Condensed Consolidated Statements of Cash Flows for the

  Three Months Ended March 31, 2000 and 1999.                                        7

Notes to Condensed Consolidated Financial Statements                                 8

Item 2. Management's Discussion and Analysis or Plan of

Operation                                                                             9

PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                                            15

Item 2. Changes in Securities and Use of Proceeds                                   15

Item 6. Exhibits and Reports on Form 8-K                                            16

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

ASSETS
CURRENT ASSETS	March 31, 2000	Dec. 31, 1999
Cash	$2,362,502	$ 142,287
Accounts receivable	194,936	225,089
Account receivable, equipment financing	2,733	133,669
Notes receivable, subscriptions of stock	13,591	13,591
Inventories	215,891	54,981
Deferred loan fees, current portion	14,307	7,923
Prepaid expenses	211,256	94,669
Total Current Assets	3,015,216	672,209
PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	971,587	787,526
Plant design/construction in progress	-	681,225
Leasehold improvements	14,212	14,212
Equipment and furniture	1,194,713	433,316
Vehicles	96,758	69,155
Equipment under capital lease	844,539	803,555
	3,336,809	3,003,989
Less: Accumulated depreciation and amort.	351,961	336,326
	2,984,848	2,667,663
OTHER ASSETS
Intangibles, net of amortization	68,411	71,219
Marketable securities, available for sale	195,349	165,660
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion	53,889	31,694
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	45,001	29,647
	401,900	337,470
	$6,401,964	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES	March 31, 2000	Dec. 31, 1999
Accounts payable	$ 325,600	$ 382,882
Accrued management salaries	12,570	15,513
Accrued expenses	100,110	88,491
Contracts payable	26,573	16,127
Interest payable	7,772	12,490
Current maturities of long-term debt
and leases	199,900	162,855
Current maturities of advances and leases
from stockholders	26,501	35,785
Other	13,131	13,131
Total Current Liabilities	712,157	727,274
LONG-TERM LIABILITIES
Long-term debt and leases, less current
maturities	931,915	777,960
Convertible promissory notes	2,668,000	100,000
Accrued interest, convertible notes	40,421	-
Accrued salary due stockholder	27,654	29,454
Deferred gain, less current maturities	31,626	34,209
Total Long-Term Liabilities	3,699,616	941,623
	4,411,773	1,668,897
STOCKHOLDERS' EQUITY
Preferred stock (-0- shares outstanding)	-	-
Common stock (72,961,335 shares outstanding at
March 31, 2000 and 70,828,231 outstanding at
December 31, 1999)	72,961	70,828
Additional paid-in capital	8,800,479	8,013,746
Accumulated deficit	(7,081,512)	(6,276,762)
Common stock to be issued	128,931	104,061
Accumulated other comprehensive income	95,671	92,799
Common stock options outstanding, net	(26,339)	3,773
	1,990,191	2,008,445
	$6,401,964	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(UNAUDITED)

                                                            Three Months Ended March 31,
REVENUES	2000	1999
Fertilizer	$ 11,375	$ 12,181
Photobyproduct recycling	46,843	27,955
Silver	34,592	21,034
Mining technical services	188,828	70,313
Total Revenues	281,638	131,483
COST OF SALES	331,653	204,813
Gross Profit (Loss)	(50,015)	(73,330)
OPERATING EXPENSES
Depreciation and amortization	28,215	14,649
Research and development	13,059	13,037
Sales and marketing	437,567	184,806
Plant moving and start-up costs	57,482	22,821
General and administration	195,208	113,396
	731,531	348,709
Operating Income (Loss)	(781,546)	(422,039)
OTHER INCOME (EXPENSE)
Interest expense	(44,560)	(15,635)
Interest income	21,356	1,182
Total Other Income (Expense)	(23,204)	(14,453)
(Loss) before provision for income taxes	(804,750)	(436,492)
Provision for income taxes	-	-
Net Income (loss)	(804,750)	(436,492)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	2,872	-
Comprehensive Income (Loss)	$(801,878)	$(436,492)
Weighted average number of
shares outstanding (1,000's)	71,809	57,771
Earnings (loss) per share	$(0.0112)	$(0.0076)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(UNAUDITED)

                                                               Three Months Ended March 31,
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES	2000	1999
Net income (loss)	$(804,750)	$(436,492)
Adjustments to reconcile net income (loss)
to cash used by operations
Depreciation and amortization	28,215	14,649
Interest on convertible notes	40,421	-
Option compensation	4,941	-
Expenses paid with issuance of common stock	217,010	53,441
(Increase) decrease:
Trade receivables	30,153	36,324
Inventories	(160,910)	(490)
Prepaids and other assets	(33,151)	(27,295)
Increase (decrease):
Accounts payable	(57,282)	(23,668)
Accrued expenses and contracts	17,322	(36,539)
Accrued interest	(4,718)	(6,980)
Net Cash Used by Operating Activities	(722,749)	(427,050)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of property and equipment
and intangibles	(311,452)	(417,448)
Acquisition of marketable securities	(26,817)	-
Net Cash Used by Investing Activities	(338,269)	(417,448)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Proceeds from sale of common stock	462,883	1,138,070
Proceeds from debt	2,883,000	40,000
Payments on debt	(64,650)	(37,725)
Net Cash Provided by Financing Activities	3,281,233	1,140,345
Net Increase (Decrease) in Cash	2,220,215	295,847
Cash, beginning of period	142,287	348,829
Cash, end of period	$2,362,502	$ 644,676

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2000

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 1O-KSB for the year ended December 31, 1999. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

3. The Private Placement of 9% Convertible Notes was completed during the quarter ended March 31, 2000 and totaled $2,621,000. The notes are due in three years with dates ranging from January 2003 through March 2003. Interest is compounded annually and payable at maturity. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at prices ranging from $0.65 to $1.18 per share, depending on the date of purchase. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock.

New lease financing on plant equipment during the quarter amounted to approximately $206,000, of which $174,000 was received in cash. In addition, the purchase of a new service truck was financed with a promissory note amounting to approximately $30,400.

4. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation or in the basis of measurement of segment profit or loss since December 31, 1999.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

                                                                Three Months Ended March 31,
Revenues:	2000	1999
Photobyproduct Fertilizer	$ 92,810	$ 61,170
Mining Technical Services	188,828	70,313
Consolidated Revenues	$ 281,638	$ 131,483
Operating Income (Loss):
Photobyproduct Fertilizer	$ (688,507)	$ (323,730)
Mining Technical Services	(93,039)	(98,309)
Consolidated Operating Income (Loss)	(781,546)	(422,039)
Other Income (Expense)	(23,204)	(14,453)
Consolidated Net Income (Loss) before taxes	$ (804,750)	$(436,492)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:
	March 31,	Dec. 31,
Current Assets:	2000	1999
Photobyproduct Fertilizer	$ 612,749	$ 261,740
Mining Technical Services	298,944	233,822
	911,693	495,562
Property and Equipment, net:
Photobyproduct Fertilizer	2,653,116	2,432,872
Mining Technical Services	331,732	234,791
	2,984,848	2,667,663
Other Assets, net:
Photobyproduct Fertilizer	55,806	45,434
Mining Technical Services	2,629,042	2,926,206
	2,684,848	2,971,640
Total Assets:
Photobyproduct Fertilizer	3,321,671	2,740,046
Mining Technical Services	3,259,718	3,394,819
Total Segment Assets	6,581,389	6,134,865
Itronics Inc. assets	12,542,800	9,528,737
Less: intercompany elimination	(12,722,225)	(11,986,260)
Consolidated Assets	$6,401,964	$3,677,342

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported a net loss of $804,750, or $(0.0112) per share for the first quarter of 2000, compared to a net loss of $436,492 or $(0.0076) per share, for the 1999 first quarter. Sales for the quarter were $281,600, compared to $131,500 for the prior year quarter, an increase of 114%. Cost of sales increased $126,800, resulting in a net improvement to gross profit of $23,300. The primary factor contributing to the increased loss for the quarter was an increase in total operating costs of $382,800. The increased operating costs are due primarily to increased corporate and product marketing. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Sales and marketing expenses increased by $252,800 over the 1999 first quarter. Additionally, general and administration costs increased by $81,800 and plant moving and start-up costs increased $34,700. General and administration costs increased primarily due to additional management personnel. The plant moving and start-up costs are discussed more fully below.

Interest expense increased $28,900 for the quarter and interest income increased $20,200. These amounts reflect the private placement of convertible promissory notes and the resultant interest expense, and the investment of those funds in interest bearing accounts. During the quarter, approximately $41,000 in interest expense from the leased equipment was capitalized as part of the construction costs of the manufacturing facility. Such interest will be expensed in future quarters, however, the amount will decline as the lease balances are paid down over a five year period.

To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced into the markets in California and Nevada. Revenues are generated from photobyproduct management services, silver sales, and fertilizer sales.

                                                        Three Months Ended March 31,

	2000	1999
Sales revenue	$ 92,810	$ 61,170
Operating income (loss)	$(688,507)	$(323,730)

Total segment sales for the first quarter of 2000 were approximately $92,800, compared to $61,200 for the comparable quarter of 1999, an increase of 52%. Fertilizer sales for the quarter were approximately $11,400, compared to $12,200 for the 1999 first quarter, a decrease of 7%. Photobyproduct recycling revenue for the quarter increased by $18,900, a 68% increase, on an increased volume of 46%, compared to the first quarter of 1999. Silver sales increased $13,600, or 64%, from the first quarter of 1999. The increase in silver sales is due to the Hallmark Bar sales program which was begun in the fourth quarter of 1999, and to two film settlements completed in the quarter, compared to none in the first quarter of 1999. Silver sales for the quarter do not include any sales of refined silver from the Company’s refinery due to the Chapter 11 bankruptcy filing of Handy & Harman Refining Group, Inc. (H&H). H&H halted all settlements of silver in mid-March and filed for bankruptcy protection on March 28, 2000. The Company presently has approximately 1,500 silver ounces on consignment with H&H., which is tied up in the bankruptcy proceedings. H&H’s initial plan was to immediately come out of bankruptcy protection and resume normal operations. However, their bankruptcy plan was protested by a large unsecured creditor, so the bankruptcy court ordered restricted movement of all precious metals in H&H’s possession. H&H is presently negotiating with the creditor to reach agreement on a plan acceptable to all parties, allowing it to resume operations. It is not known when, or if, H&H will be able to resume operations. Company management is now evaluating alternative means of selling its refined products. This subject is further discussed under "New Developments" below.

Cost of sales for the first quarter of 2000 increased $33,900 from the 1999 first quarter. The increase is due primarily to the increased operating costs associated with a much larger facility, including utilities, taxes, and insurance. These factors resulted in a gross loss of $72,800 for the first quarter of 2000, compared to a gross loss of $70,500 for the first quarter of 1999.

Segment operating expenses increased approximately $362,500 over the first quarter of 1999, due primarily to increases of $236,900 in sales and marketing, $34,700 in plant start-up costs, and $79,500 in general and administration. The increase in sales and marketing reflects expenditures for corporate marketing, expansion of the fertilizer sales department, greater participation in industry trade shows, and the ongoing introduction of Gold’n Gro fertilizer products to the Western Farm Services sales force in California and introduction of a Gold’n Gro fertilizer sales program in Northern Nevada. The plant moving and start-up costs relate to moving equipment from the pilot plant to the new manufacturing facility, clean-up of the pilot plant, and management personnel costs allocated to training the plant staff in the proper operation of the new processing and manufacturing equipment. In addition, management determined that future management of manufacturing and Company administration functions required the acquisition of Enterprise Resource Planning (ERP) computer software and related hardware upgrades. A software package that specializes in managing a "process flow" type of manufacturing was acquired late in the first quarter. The software is now in the implementation stage. The costs related to evaluating various software packages and training personnel in the operation of an ERP system are being charged to plant start-up costs. Completion of the clean-up of the pilot plant is expected in the second quarter of 2000. Implementation costs of the ERP system are anticipated to be ongoing into the third quarter.

These factors resulted in a 2000 first quarter segment operating loss of $688,500, compared to a loss of $323,700 for the first quarter of 1999, an increased operating loss of $364,800.

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

                          Three Months Ended March 31,
	2000	1999
Sales revenue	$188,828	$ 70,313
Operating income (loss)	$(93,039)	$(98,309)

Mining technical services revenue was approximately $188,800 for the quarter ended March 31, 2000, compared to $70,300 for the comparable quarter of 1999, an increase $118,500, or 169%. The sales increase includes an increase of $77,200 in pass-through costs, which also accounts for the majority of the cost of sales increase of $92,900. These factors resulted in a gross profit for the segment of $22,800, compared to a gross loss of $2,800 for the prior year first quarter.

Segment operating expenses increased by $20,300 due primarily to an increase of $15,800 in sales and marketing costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

The combination of these factors resulted in a 2000 first quarter segment operating loss of $93,000, compared to an operating loss of $98,300 for the first quarter of 1999.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2000 operating loss of $781,500, compared to an operating loss of $422,000 for the first quarter of 1999, an increased loss of $359,500.

II. Changes in Financial Condition; Capitalization

Cash amounted to $2,362,502 as of March 31, 2000, compared to $644,676 as of March 31, 1999. Net cash used for operating activities was approximately $722,700 for the first three months of 2000. The cash used for operating activities during the period was financed primarily by the private placement of $2.6 million in proceeds from 9% convertible promissory notes. A total of $310,000 was invested in property and equipment during the quarter, primarily for completion of the manufacturing facility and for computer hardware and software.

Total assets increased during the three months ended March 31, 2000 by approximately $2,725,000 to $6,402,000. Current assets increased approximately $2,343,000 due to increases in cash of $2,220,000, inventory of $160,900, and prepaid expenses of $116,600, which were partially offset by decreases in trade accounts receivable of $30,200 and equipment financing receivable of $130,900. The increase in inventory is due to a build-up of silver products in anticipation of future sales and to the lack of sales of refined products related to the H&H problem discussed above. The increase in prepaid expenses is due primarily to consulting expenses that are paid quarterly in advance. Much of these expenses are stock based and consequently, the value of the expenses has increased substantially, in proportion to the rise of the Company’s stock price during the quarter.

Current liabilities decreased by approximately $15,100 and total liabilities increased by $2,743,000. The increase to total liabilities is related primarily to the private placement of $2.6 million of 9% convertible notes as discussed above and lease financing of $206,000 in equipment, which was partially offset by a reduction of $57,300 in accounts payable and debt payments of $64,700.

During the quarter, a total of $462,900 was received from the exercise of warrants and options from the 1999 and previous Private Placements.

III. Working Capital/Liquidity

During the three months ended March 31, 2000, working capital improved by approximately $2,358,000 to $2,303,000. Management has continued the Company's ongoing program of improving working capital and liquidity through exercise of warrants and payment of consulting and other labor services with common shares. In addition, a private placement of $2.6 million of 9% convertible promissory notes was completed during the quarter. During the three months ended March 31, 2000, a total of $462,900 was received from the exercise of warrants and options and approximately $217,000 in various expenses were paid with common shares.

The Company is presently reviewing available alternatives for raising from $5 to $15 million in equity funds over the next two years. These funds will be used to meet working capital requirements and for planned acquisitions.

IV. New Developments

Construction of the manufacturing facility was substantially completed in February 2000, with receipt of the Certificate of Occupancy at that time. The final installation of the equipment from the pilot plant occurred in March. Throughout the quarter, the facility was put through a "shake-out" period in which all the equipment was tested and plant personnel were trained in the proper operation of the equipment. Processing of photobyproducts and manufacturing of fertilizer were completed in progressively larger batches. Minimal problems were encountered and the plant was fully operational by the end of the quarter.

Now that the plant is fully operational, management’s focus is being shifted to growing sales. The full sales effort was not initiated until it was clear that the plant would be able to operate as planned. Now the near term goal is to grow sales as rapidly as possible to increase plant capacity utilization and to achieve operational break-even. The longer term goal is to continue growing sales and to support that sales growth with future plant expansions. During April the Company launched an expanded advertising program for the Hallmark "Silver Nevada Miner" bars. The Gold’n Gro Valu-Paks for home lawn fertilization are now being offered on the Company’s web page. A "Home-Pak" containing the Gold’n Gro 20-1-7 lawn fertilizer and the Gold’n Gro 6-3-9 plant food is being planned for introduction on the web page in June. An advertising program for introducing the Gold’n Gro product line to golf course superintendents in California and Nevada was launched in mid-May.

Gold’n Gro multi-nutrient liquid fertilizer sales development efforts are being focused in California and Nevada, and the Company is planning to initiate sales development in Oregon beginning in the third quarter. Early in the second quarter, two fertilizer injection systems were successfully installed, including one to a northern Nevada turf farm, which is a new customer for the Company. Fertilizer injection system sales are now an integral part of the plan to increase sales volumes to existing and new customers. Fertilizer sales are beginning to increase and significant sales growth is expected in the third and fourth quarters of this year.

The University of California at Davis has agreed to continue an expanded nutrition evaluation program for diseased wine grapes. Protocols and products that are to be used have been provided by the Company. The results of the 1999 test applications were positive and the information has been used to revise the Gold’n Gro product application parameters for wine grapes. This application program is now being evaluated in the central coast area and is being introduced to the wine grape growers in that area of California.

Research to develop an application for citrus has been underway for several months and a set of foliar application products and parameters was developed. These product applications were tested on lemon and valencia orange trees in April with positive results. An application demonstration program is now underway in southern California and is expected to be on-going for one or more years. A second application demonstration program is being developed with a large southern California citrus grower and the University of California at Riverside. This program will be a multi-year program and is being planned to launch in the fourth quarter of this year. Research conducted by the University of California at Riverside has shown that both the quantity and quality of oranges can be increased with the use of foliar applied lo-biuret urea at appropriate times during the year. This information has been used to develop the Gold’n Gro application program for citrus.

Planning is underway to expand on site tank storage for finished liquid fertilizer products and a tank truck loading and unloading facility. The Company is also developing a consumer sales product plan and is planning to install a small packaging line to package the consumer products. This is being planned for completion in the first quarter of next year.

The Company had originally planned to expand the refining operations once the plant was operational. The bankruptcy of H & H has caused the Company to implement this expansion sooner than was originally planned. The changes will allow the production of high purity silver bullion and will reduce the cost of silver refining significantly. The silver bullion bars will be sold to one or more merchant bullion dealers in the U.S.

During the quarter the Company is also initiating its acquisition program by entering into discussions with companies that it has identified which will, if acquired, accelerate the company’s internal product sales growth. Future acquisitions are planned to expand fertilizer sales and to expand photochemical handling services. The types of companies being considered are either fertilizer marketing companies or photochemical service companies. The acquisition program is being focused to speed up the company’s geographic expansion and the rate of market penetration. Presently the Company does not have funding specifically allocated to make acquisitions which is the reason for the previously stated goal of raising an additional $5 million to $15 million over the next 2 years. The Company is also seeking funding that will be used to expand the new Stead manufacturing plant. The first expansion which is being planned, is expected to require between $1 million and $1.5 million to complete.

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

In May 1998 agreement was reached with the plaintiff that if the appeal of the first suit fails, the second suit will be dropped. Due to a civil court backlog, the appeal hearing has been delayed for at least two years. As of the date of this report, a hearing date has not been set.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended March 31, 2000. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

                                                                Shares       Value

                                                                Issued     Received
Exercise of warrants for cash	1,729,812	$ 425,648
Conversion of debt and accrued interest	130,580	13,058
Labor services of management, directors and consultants	51,646	25,540
Other	9,695	5,637
	1,921,733	$ 469,883

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

(b) None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ITRONICS INC.

DATED: May 13, 2000                                   By: JOHN W. WHITNEY

                                                          John W. Whitney

                                                          President, Treasurer and Director

                                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 13, 2000                                    By: JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive Officer)

DATED: May 13, 2000                                    By: MICHAEL C. HORSLEY

                                                           Michael C. Horsley

                                                           Controller

                                                           (Principal Accounting Officer)