Form 10QSB
period 2000-06-30
ITRONICS INC
filed 2000-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                                       For the quarterly period ended June 30, 2000

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

               As of July 31, 2000, 73,464,080 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets – June 30, 2000 and December 31, 1999                4

Condensed Consolidated Statements of Operations and Comprehensive Income

  for the Three and Six Months Ended June 30, 2000 and 1999.                               6

Condensed Consolidated Statements of Cash Flows for the Six Months

  Ended June 30, 2000 and 1999.                                                             7

Notes to Condensed Consolidated Financial Statements                                       8

Item 2. Management's Discussion and Analysis or Plan of Operation                         10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                                                  14

Item 2. Changes in Securities and Use of Proceeds                                         15

Item 6. Exhibits and Reports on Form 8-K                                                   15

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

ASSETS

	June 30, 2000	Dec. 31, 1999
CURRENT ASSETS
Cash	$1,326,643	$ 142,287
Accounts receivable	197,677	225,089
Account receivable, equipment financing	2,733	133,669
Note receivable, subscriptions of stock	9,849	13,591
Inventories	278,733	54,981
Deferred loan fees, current portion	14,307	7,923
Prepaid expenses	155,739	94,669
Total Current Assets	1,985,681	672,209
PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	977,010	787,526
Plant design/construction in progress	32,499	681,225
Leasehold improvements	900	14,212
Equipment and furniture	1,455,152	433,316
Vehicles	98,437	69,155
Equipment under capital lease	844,539	803,555
	3,623,537	3,003,989
Less: Accumulated depreciation and amortization	382,862	336,326
	3,240,675	2,667,663
OTHER ASSETS
Intangibles	66,246	71,219
Marketable securities, available for sale	239,852	165,660
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion	50,313	31,694
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	45,001	29,647
	440,662	337,470
	$5,667,018	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2000	Dec. 31, 1999
CURRENT LIABILITIES
Accounts payable	$ 424,382	$ 382,882
Accrued management salaries	12,068	15,513
Accrued expenses	115,262	88,491
Insurance contracts payable	28,478	16,127
Interest payable	9,207	12,490
Current maturities of long-term debt and leases	193,200	162,855
Current maturities of advances and leases from
stockholders	17,209	35,785
Other	13,931	13,131
Total Current Liabilities	813,737	727,274
LONG-TERM LIABILITIES
Long-term debt and leases, less current
maturities	881,552	777,960
Convertible promissory notes	2,668,000	100,000
Accrued interest, convertible notes	100,805	-
Accrued salary due stockholder	25,854	29,454
Deferred gain, less current maturities	29,043	34,209
Total Long-Term Liabilities	3,705,254	941,623
	4,518,991	1,668,897
STOCKHOLDERS' EQUITY
Preferred stock (-0- shares outstanding)	-	-
Common stock (73,391,613 shares outstanding at
June 30, 2000 and 70,828,231 outstanding at
December 31, 1999)	73,392	70,828
Additional paid-in capital	9,130,862	8,013,746
Accumulated deficit	(8,091,654)	(6,276,762)
Common stock to be issued	89,141	104,061
Accumulated other comprehensive income	(37,362)	92,799
Common stock options outstanding, net	(16,352)	3,773
	1,148,027	2,008,445
	$5,667,018	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30,2000 AND 1999

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
REVENUES
Fertilizer	$ 49,905	$ 21,428	$ 61,280	$ 33,609
Photobyproduct recycling	46,011	31,580	92,854	59,535
Silver	15,904	49,910	50,496	70,944
Mining technical services	138,956	88,977	327,784	159,290
Total Revenues	250,776	191,895	532,414	323,378
COST OF SALES	287,225	246,252	618,878	451,065
Gross Profit	(36,449)	(54,357)	(86,464)	(127,687)
OPERATING EXPENSES
Depreciation and amort.	44,668	19,527	72,883	34,176
Research and development	11,668	13,111	24,727	26,148
Sales and marketing	531,824	191,748	969,391	376,554
Plant start-up costs	64,009	3,885	121,491	26,706
General and admin.	236,804	145,146	432,012	258,542
	888,973	373,417	1,620,504	722,126
Operating Income (Loss)	(925,422)	(427,774)	(1,706,968)	(849,813)

OTHER INCOME (EXPENSE)
Interest expense	(109,586)	(22,539)	(154,146)	(38,174)
Interest income	24,866	6,466	46,222	7,648
Total Other Income (Expense)	(84,720)	(16,073)	(107,924)	(30,526)
Income (Loss) before provision for income taxes	(1,010,142)	(443,847)	(1,814,892)	(880,339)
Provision for income taxes	-	-	-	-
Net Income (loss)	(1,010,142)	(443,847)	(1,814,892)	(880,339)

Other comprehensive income
Unrealized gains (losses) on securities	(133,033)	4,638	(130,161)	4,638
Comprehensive Loss	$(1,143,175)	$(439,209)	$(1,945,053)	$(875,701)
Weighted average number of shares
outstanding (1,000's)	73,277	66,172	72,543	61,985
Earnings (loss) per share	$(0.0138)	$(0.0067)	$(0.0250)	$(0.0142)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30,2000 AND 1999

(UNAUDITED)

	Six Months Ended June 30,
	2000	1999
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(1,814,892)	$(880,339)
Adjustments to reconcile net income (loss)
to cash used by operations:
Depreciation and amortization	72,883	34,176
Interest on convertible notes	100,805	-
Option compensation	14,928	-
Bad debts	2,073	-
Other	4,516	-
Expenses paid with issuance of common stock	488,251	97,914
(Increase) decrease:
Trade receivables	25,339	(4,394)
Interest receivable-stock subscription	-	917
Inventories	(223,752)	(5,533)
Prepaid expenses	(31,428)	(40,607)
Deposits	(15,354)	(11,532)
Increase (decrease):
Accounts payable	41,962	(42,800)
Accrued expenses and contracts	32,877	(84,955)
Accrued interest	(3,283)	(7,970)
Net Cash Used by Operating Activities	(1,305,075)	(945,123)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of property and equipment	(609,974)	(455,852)
Acquisition of marketable securities	(204,353)	(12,158)
Acquisition of intangibles	(1,518)	(27,250)
Net Cash Used by Investing Activities	(815,845)	(495,260)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Proceeds from sale of common stock	553,281	1,847,839
Proceeds from debt	2,883,000	40,000
Payments on debt	(131,005)	(108,384)
Net Cash Provided by Financing Activities	3,305,276	1,779,455

Net Increase (Decrease) in Cash	1,184,356	339,072
Cash, beginning of period	142,287	348,829
Cash, end of period	$1,326,643	$ 687,901

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 1999. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

New lease financing on plant equipment during the first quarter amounted to approximately $206,000, of which $174,000 was received in cash. In addition, the purchase of a new service truck was financed with a promissory note amounting to approximately $30,400.

4. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 1999.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Revenues:
Photobyproduct Fertilizer	$ 111,820	$ 102,918	$ 204,630	$ 164,088
Mining Technical Services	138,956	88,977	327,784	159,290
Consolidated Revenues	$ 250,776	$ 191,895	$ 532,414	$ 323,378
Operating Income (Loss):
Photobyproduct Fertilizer	$(816,329)	$(368,796)	$(1,504,836)	$(692,526)
Mining Technical Services	(109,093)	(58,978)	(202,132)	(157,287)
Consolidated Operating Income (Loss)	(925,422)	(427,774)	$(1,706,968)	(849,813)
Other Income (Expense)	(84,720)	(16,073)	(107,924)	(30,526)
Consolidated Net Income
(Loss) before taxes	$(1,010,142)	$(443,847)	$(1,814,892)	$(880,339)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2000

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

	June 30,	December 31,
	2000	1999
Current Assets:
Photobyproduct Fertilizer	$ 718,171	$ 261,740
Mining Technical Services	327,164	233,822
	1,045,335	495,562
Property and Equipment, net:
Photobyproduct Fertilizer	2,856,073	2,432,872
Mining Technical Services	384,602	234,791
	3,240,675	2,667,663
Other Assets, net:
Photobyproduct Fertilizer	53,181	45,434
Mining Technical Services	2,120,836	2,926,206
	2,174,017	2,971,640
Total Assets:
Photobyproduct Fertilizer	3,627,425	2,740,046
Mining Technical Services	2,832,602	3,394,819
Total Segment Assets	6,460,027	6,134,865
Itronics Inc. assets	12,441,760	9,528,737
Less: intercompany elimination	(13,234,769)	(11,986,260)
Consolidated Assets	$5,667,018	$ 3,677,342

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported a net loss of $1,010,142 or $0.0138 per share for the quarter ended June 30, 2000, compared to a net loss of $443,847 or $0.0067 per share for the comparable 1999 period. For the first six months of 2000 the loss was $1,814,892 or $0.0250 per share, compared to a loss of $880,339 or $0.0142 per share for the 1999 comparable period. The primary factor contributing to the increased loss for the quarter was increased operating costs of $515,600. The increased operating costs are due primarily due to increased corporate and product marketing and administration costs for financial management. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus is now on expanding sales. Sales and marketing expenses increased by $340,100 over the 1999 second quarter. Additionally, general and administration costs increased by $91,700 and plant moving and start-up costs increased $60,100. General and administration costs increased primarily due to additional management personnel and related costs. The plant moving and start-up costs are discussed more fully below.

To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced into the markets in California, Nevada, Oregon, and Hawaii. Revenues are generated from photobyproduct management services, silver sales, and fertilizer sales.

____________________________________________________________________________________________________________

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales revenue	$ 111,820	$ 102,918	$ 204,630	$ 164,088
Operating income (loss)	$(816,329)	$(368,796)	$(1,504,836)	$(692,526)

____________________________________________________________________________________________________________

Total segment sales for the second quarter of 2000 were approximately $111,800, compared to $102,900 for the comparable quarter of 1999, an increase of 8.6%. Fertilizer sales for the quarter were approximately $49,900, compared to $21,400 for the 1999 second quarter, an increase of 133%. Photobyproduct recycling revenue for the quarter increased by $14,400 on an increased volume of 44%, compared to the second quarter of 1999. Silver sales decreased $34,000 from the second quarter of 1999, a decrease of 68%. Silver sales for the quarter do not include any sales of refined silver from the Company’s refinery due to the Chapter 11 bankruptcy filing of Handy & Harman Refining Group, Inc. The status of silver refining is more fully discussed under new developments. Cost of sales for the second quarter of 2000 decreased $4,500 from the 1999 second quarter. The decrease was due to a reduction in combined direct material costs resulting from decreased silver sales. These factors resulted in a gross loss of $59,000 for the second quarter of 2000, compared to a gross loss of $72,400 for the second quarter of 1999.

Segment operating expenses increased approximately $460,900 over the second quarter of 1999, due to increases of $308,400 in sales and marketing, $70,700 in general and administration, $60,100 in plant start-up costs, and $23,100 in depreciation. The increase in sales and marketing reflects expenditures for corporate marketing, product advertising and brand name establishment, expansion of the fertilizer sales department, greater participation in industry trade shows, and the ongoing introduction of Gold’n Gro fertilizer products to the Western Farm Services sales force in California and expansion of the Gold’n Gro fertilizer sales program in Northern Nevada. The plant moving and start-up costs relate to moving equipment from the pilot plant to the new manufacturing facility and completion of the clean-up of the pilot plant. In addition, management determined that future management of manufacturing and Company administration functions required the acquisition of Enterprise Resource Planning (ERP) computer software and related hardware upgrades. A software package that specializes in managing a "process flow" type of manufacturing was acquired late in the first quarter. The software was operational in early July 2000. The costs related to training personnel in the operation of the ERP system and to convert data from the previous system are being charged to plant start-up costs. Final implementation costs of the ERP system will be ongoing into the third quarter.

These factors resulted in a 2000 second quarter segment operating loss of $816,300, compared to a loss of $368,800 for the second quarter of 1999, an increased operating loss of $447,500.

For the first six months of 2000 segment sales totaled $204,600, compared to $164,100 for the first six months of 1999, an increase of 25%. Operating loss for the first six months of 2000 was approximately $1,504,800 compared to $692,500 for the first six months of 1999. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.

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

_________________________________________________________________________________________________________

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Sales revenue	$ 138,956	$ 88,977	$ 327,784	$ 159,290
Operating income (loss)	$(109,083)	$(58,978)	$(202,132)	$(157,287)

_________________________________________________________________________________________________________

Mining technical services revenue was approximately $139,000 for the quarter ended June 30, 2000, compared to $89,000 for the comparable quarter of 1999, an increase of $50,000, or 56%. The sales increase reflects the addition of a new gold mining exploration client late in the first quarter of 1999, increased activity on ongoing mining technical services projects, and the completion of two small projects in industries unrelated to mining. One of the projects was for a photo finishing company and the other was a chemical analysis project. Although the gold market remains depressed, the new mining client has the potential to develop into a significant long term client relationship. Cost of sales increased by $45,400, due to an increase of $41,200 in pass-through costs. These factors resulted in a gross profit for the segment of $22,500 compared to $18,000 for the prior year second quarter.

Segment operating expenses increased by $54,600 due primarily to increases of $31,600 in sales and marketing costs and $21,000 in general and administrative costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

The combination of these factors resulted in a 2000 second quarter segment operating loss of $109,100, compared to a loss of $59,000 for the second quarter of 1999, an increased operating loss of $50,100.

For the first six months of 2000, segment revenue totaled $327,800 compared to $159,300 for the first six months of 1999, an increase of 106%. Operating loss for the period was $202,100 compared to an operating loss of $157,300 for the comparable 1999 period. The primary factor contributing to the decline was increased expenditures for marketing and financial management.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2000 operating loss of $925,400 compared to an operating loss of $427,800 for the second quarter of 1999, an increased loss of $497,600 Consolidated operating loss for the first six months of 2000 was $1,707,000 compared to $849,800 for the first six months of 1999.

II. Changes in Financial Condition; Capitalization

Cash amounted to $1,326,643 as of June 30, 2000, compared to $687,901 as of June 30, 1999. Net cash used for operating activities was approximately $1,305,100 for the first six months of 2000. The cash used for operating activities during the period was financed primarily by the private placement of $2.6 million in proceeds from 9% convertible promissory notes. A total of $610,000 was invested in property and equipment during the period, primarily for completion of the manufacturing facility and for computer hardware and software. Approximately $204,400 was invested in marketable securities. The majority of this investment was for acquiring 5.2% of Verdant Brands, Inc. This investment is more fully discussed under new developments. The value of these investments was reduced by $133,000 during the quarter due to declines in the stock price for both Golden Phoenix Minerals, Inc. (GPXM) and Verdant. It appears that GPXM’s price declined due to a sell-off after the price nearly doubled in value during the first quarter from its December 1999 price. As a penny stock, such volatility is not unusual and the price is expected to rebound as the company moves forward with its plans. Verdant’s price declined during the period Whitney & Whitney, Inc. was acquiring the Verdant shares. While the price decline has resulted in an unrealized loss on the investment, it was beneficial in that the objective of acquiring more than 5% of Verdant was reached at substantially less cost than was anticipated.

Total assets increased during the six months ended June 30, 2000 by approximately $1,990,000 to $5,667,000. Current assets increased approximately $1,313,500 due to increases in cash of $1,184,400, inventory of $223,800, and prepaid expenses of $61,100. These increases were partially offset by decreases of $27,400 in accounts receivable and $130,900 in receivable from equipment financing. The increase in inventory is due to a build-up of silver products in anticipation of future sales and to the lack of sales of refined products related to the H&H problem discussed above. The increase in prepaid expenses is due primarily to consulting expenses that are paid quarterly in advance. Much of these expenses are stock based and consequently, the value of the expenses has increased substantially, in proportion to the rise of the Company’s stock price during the first quarter.

Current liabilities increased by approximately $86,500 and total liabilities increased by $2,850,100. The increase to total liabilities is related primarily to the private placement of $2.6 million of 9% convertible notes as discussed above and lease financing of $206,000 in equipment, which was partially offset by debt payments of $131,000.

III. Working Capital/Liquidity

During the six months ended June 30, 2000, working capital improved by approximately $1,227,000 to $1,172,000. Management has continued the Company's ongoing program of improving working capital and liquidity through exercise of warrants and payment of consulting and other labor services with common shares. In addition, a private placement of $2.6 million of 9% convertible promissory notes was completed during the first quarter. During the six months ended June 30, 2000, a total of $553,300 was received from the exercise of warrants and options and approximately $488,300 in various expenses were paid with common shares.

The Company is presently reviewing available alternatives for raising from $5 to $15 million in equity funds over the next two years. These funds will be used to meet working capital requirements and for planned acquisitions.

IV. New Developments

With the plant becoming fully operational at the end of the first quarter, management’s focus has shifted to growing sales. The full sales effort was not initiated until it was clear that the plant would be able to operate as planned. Now the near term goal is to grow sales as rapidly as possible to increase plant capacity utilization and to achieve operational break-even. The longer term goal is to continue growing sales and to support that sales growth with future plant expansions. During April the Company launched an expanded advertising program for the Hallmark "Silver Nevada Miner" bars. The Gold’n Gro Valu-Paks for home lawn fertilization are now being offered on the Company’s web page. A "Home-Pak" containing the Gold’n Gro 20-1-7 lawn fertilizer and the Gold’n Gro 6-3-9 plant food is being planned for introduction on the web page late in the third quarter. An advertising program for introducing the Gold’n Gro product line to golf course superintendents in California and Nevada was launched in mid-May.

Gold’n Gro multi-nutrient liquid fertilizer sales development efforts are being focused in California and Nevada, and the Company began initiating sales development in Oregon late in the second quarter. Early in the second quarter, two fertilizer injection systems were successfully installed, including one to a northern Nevada turf farm, which is a new customer for the Company. Fertilizer injection system sales are now an integral part of the plan to increase sales volumes to existing and new customers. Also during the second quarter, two additional Northern Nevada turf farms became Gold’n Gro customers and sales were expanded into the alfalfa and tree farm markets. Fertilizer sales began to increase in June and significant sales growth is expected in the third and fourth quarters of this year.

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

Research to develop an application for citrus has been underway for several years and a set of foliar application products and parameters have now been developed. These product applications were tested on lemon and valencia orange trees in April with positive results. An application demonstration program is now underway in southern California and is expected to be on-going for one or more years. A second application demonstration program is being developed with a large southern California citrus grower and the University of California at Riverside. This program will be a multi-year program and is being planned to launch in the fourth quarter of this year. Research conducted by the University of California at Riverside has shown that both the quantity and quality of oranges can be increased with the use of foliar applied lo-biuret urea at appropriate times during the year. This information has been used to develop the Gold’n Gro application program for citrus.

Planning is underway to expand on site tank storage for finished liquid fertilizer products and a tank truck loading and unloading facility. The Company is also developing a consumer sales product plan and is planning to install a small packaging line to package the consumer products. This is being planned for completion in the first quarter of next year.

The Company had originally planned to expand the refining operations once the plant was operational. The bankruptcy of H & H has caused the Company to implement this expansion sooner than was originally planned. The new silver refining process produces high purity silver bullion and reduces the cost of silver refining by more than 50%. A replacement refining and sales agent has been found and silver bullion shipments began in the third quarter.

During the quarter the Company initiated its acquisition program by entering into discussions with companies that it has identified which will, if acquired, accelerate the company’s internal product sales growth. Future acquisitions are planned to acquire market access to expand fertilizer sales and to expand photochemical handling services. The types of companies being considered are either fertilizer marketing companies or photochemical service companies. The acquisition program is being focused to speed up the company’s geographic expansion and the rate of market penetration. Presently the Company does not have funding specifically allocated to make acquisitions, which is the reason for the previously stated goal of raising an additional $5 million to $15 million over the next 2 years. The Company is also seeking funding that will be used to expand the new Stead manufacturing plant. The first expansion, which is now being planned, is expected to require between $1 million and $1.5 million to complete.

In late July the Company’s subsidiary, Whitney & Whitney, Inc. (WWI), completed the acquisition of a 5.2% interest in Verdant Brands, Inc., a publicly traded company that is listed on the Nasdaq National Market System (Verdant)(NASDAQ:VERD), as a strategic investment. Verdant is a leading fertilizer marketing company and is a developer, manufacturer and supplier of pest control products and fertilizers to the retail, agricultural and professional markets utilizing a variety of national, proprietary and private label brands. Verdant has pursued a strategy of growth through merger and acquisition since 1996, joining four businesses together and increasing sales revenues from approximately $15 million to $75 million in 1999. While successfully building the revenue base, the complexity of the businesses acquired, combined with decreased demand for some product lines because of industry changes and unfavorable weather patterns, has led to ongoing losses and cash flow problems. Verdant recently named new management and is restructuring the company’s operations. In WWI’s opinion, a major part of Verdant’s difficulties are due to a lack of adequate permanent working capital. Now that WWI has established an equity interest in Verdant, it is in a position to support Verdant management’s restructuring efforts. WWI will continue to evaluate the potential acquisition of additional shares from time to time, although no decisions on the number of shares or the timing of purchases has been made.

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

In May 1998 agreement was reached with the plaintiff that if the appeal of the first suit fails, the second suit will be dropped. Due to a civil court backlog, the appeal hearing has been delayed for several years. As of the date of this report, a hearing date has not been set.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended June 30, 2000. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
	Issued	Received
Exercise of warrants for cash	210,122	$115,591
Labor services of management,
directors and consultants	25,000	9,275
Other	1,409	750
	236,531	$ 125,616

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                         ITRONICS INC.

DATED: August 10, 2000                                                 By: JOHN W. WHITNEY

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

DATED: August 10, 2000                                                 By: JOHN W. WHITNEY

                                                                          John W. Whitney

                                                                          President, Treasurer and Director

                                                                          (Principal Executive Officer)

DATED: August 10, 2000                                                 By: MICHAEL C. HORSLEY

                                                                          Michael C. Horsley

                                                                          Controller

                                                                          (Principal Accounting Officer)