Form 10QSB
period 2000-09-30
ITRONICS INC
filed 2000-11-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                             For the quarterly period ended September 30, 2000

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

As of October 31, 2000, 73,982,350 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

  Condensed Consolidated Balance Sheets – September 30, 2000 and December 31, 1999           4

  Condensed Consolidated Statements of Operations and Comprehensive Income for the

   Three and Nine Months Ended September 30, 2000 and 1999.                                  6

  Condensed Consolidated Statements of Cash Flows for the Nine Months Ended

   September 30, 2000 and 1999.                                                               7

  Notes to Condensed Consolidated Financial Statements                                       8

Item 2. Management's Discussion and Analysis or Plan of Operation                           10

PART II- OTHER INFORMATION

Item 1. Legal Proceedings                                                                    15

Item 2. Changes in Securities and Use of Proceeds                                           15

Item 6. Exhibits and Reports on Form 8-K                                                     16

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

ASSETS

	Sept. 30, 2000	Dec. 31, 1999
CURRENT ASSETS
Cash	$ 341,134	$ 142,287
Accounts receivable	225,719	225,089
Account receivable, equipment financing	2,733	133,669
Note receivable, subscriptions of stock	9,849	13,591
Inventories	299,483	54,981
Deferred loan fees, current portion	14,307	7,923
Prepaid expenses	171,944	94,669
Total Current Assets	1,065,169	672,209
PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,046,298	787,526
Plant design/construction in progress	4,250	681,225
Leasehold improvements	900	14,212
Equipment and furniture	1,542,024	433,316
Vehicles	98,437	69,155
Equipment under capital lease	860,680	803,555
	3,767,589	3,003,989
Less: Accumulated depreciation and amortization	444,562	336,326
	3,323,027	2,667,663
OTHER ASSETS
Intangibles	62,810	71,219
Marketable securities, available for sale	269,426	165,660
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion	46,737	31,694
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	45,001	29,647
	463,224	337,470
	$4,851,420	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

(UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY

	Sept. 30, 2000	Dec. 31, 1999
CURRENT LIABILITIES
Accounts payable	$ 307,943	$ 382,882
Accrued management salaries	12,615	15,513
Accrued expenses	121,715	88,491
Insurance contracts payable	15,070	16,127
Interest payable	10,931	12,490
Current maturities of long-term debt and leases	200,000	162,855
Current maturities of advances and leases from
stockholders	5,565	35,785
Other	14,031	13,131
Total Current Liabilities	687,870	727,274
LONG-TERM LIABILITIES
Long-term debt and leases, less current maturities	827,999	777,960
Convertible promissory notes	2,668,000	100,000
Accrued interest, convertible notes	161,189	-
Accrued salary due stockholder	25,854	29,454
Deferred gain, less current maturities	26,460	34,209
Total Long-Term Liabilities	3,709,502	941,623
	4,397,372	1,668,897
STOCKHOLDERS' EQUITY
Preferred stock (-0- shares outstanding)	-	-
Common stock (73,937,350 shares outstanding at
September 30, 2000 and 70,828,231 outstanding
at December 31, 1999)	73,937	70,828
Additional paid-in capital	9,379,183	8,013,746
Accumulated deficit	(9,116,606)	(6,276,762)
Common stock to be issued	200,233	104,061
Accumulated other comprehensive income	(79,031)	92,799
Common stock options outstanding, net	(3,668)	3,773
	454,048	2,008,445
	$4,851,420	$3,677,342

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,2000 AND 1999

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2000	1999	2000	1999
REVENUES
Fertilizer	$ 47,638	$ 16,765	$ 108,918	$ 50,374
Photobyproduct recycling	51,923	33,566	144,777	93,101
Silver	27,675	23,610	78,171	94,554
Mining technical services	205,178	229,816	532,962	389,106
Total Revenues	332,414	303,757	864,828	627,135
COST OF SALES	376,690	367,523	995,568	818,588
Gross Profit	(44,276)	(63,766)	(130,740)	(191,453)
OPERATING EXPENSES
Depreciation and amortization	67,449	24,989	140,332	59,165
Research and development	9,192	15,734	33,919	41,882
Sales and marketing	481,166	261,907	1,450,557	638,461
Plant start-up costs	53,488	229	174,979	26,935
General and admin.	270,157	154,637	702,169	413,179
	881,452	457,496	2,501,956	1,179,622
Operating Income (Loss)	(925,728)	(521,262)	(2,632,696)	(1,371,075)
OTHER INCOME (EXPENSE)
Interest expense	(108,742)	(28,593)	(262,888)	(66,767)
Interest income	9,518	6,058	55,740	13,706
Total Other Income (Expense)	(99,224)	(22,535)	(207,148)	(53,061)
Income (Loss) before provision
for income taxes	(1,024,952)	(543,797)	(2,839,844)	(1,424,136)
Provision for income taxes	-	-	-	-
Net Income (loss)	(1,024,952)	(543,797)	(2,839,844)	(1,424,136)
Other comprehensive income
Unrealized gains (losses)
on securities	(41,669)	(8,170)	(171,830)	(3,532)
Comprehensive Loss	$(1,066,621)	$(551,967)	$(3,011,674)	$(1,427,668)
Weighted average number of
shares outstanding (1,000's)	73,682	68,267	72,925	64,102
Earnings (loss) per share	$(0.0139)	$(0.0080)	$(0.0389)	$(0.0222)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30,2000 AND 1999

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2000	1999
CASH FLOWS FROM (FOR) OPERATING ACTIVITIES
Net income (loss)	$(2,839,844)	$(1,424,136)
Adjustments to reconcile net income (loss)
to cash used by operations
Depreciation and amortization	140,332	59,165
Interest on convertible notes	161,189	-
Option compensation	27,612	-
Bad debts	4,750	-
Other	4,516	-
Expenses paid with issuance of common stock	711,524	150,178
(Increase) decrease:
Trade receivables	(5,380)	(43,210)
Interest receivable-stock subscription	-	917
Inventories	(244,502)	(3,402)
Prepaid expenses	(75,123)	(47,746)
Deposits	(15,354)	(16,920)
Increase (decrease):
Accounts payable	(74,477)	145,109
Accrued expenses and contracts	26,569	(78,857)
Accrued interest	(1,559)	(7,559)
Net Cash Used by Operating Activities	(2,179,747)	(1,266,461)
CASH FLOWS FROM (FOR) INVESTING ACTIVITIES
Acquisition of property and equipment	(739,520)	(772,399)
Acquisition of marketable securities	(275,596)	(34,629)
Acquisition of intangibles	(2,838)	(36,882)
Net Cash Used by Investing Activities	(1,017,954)	(843,910)
CASH FLOWS FROM (FOR) FINANCING ACTIVITIES
Proceeds from sale of common stock	714,781	2,110,839
Proceeds from debt	2,883,000	179,435
Payments on debt	(201,233)	(168,292)
Net Cash Provided by Financing Activities	3,396,548	2,121,982
Net Increase (Decrease) in Cash	198,847	11,611
Cash, beginning of period	142,287	348,829
Cash, end of period	$ 341,134	$ 360,440

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

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

2. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

New lease financing on plant equipment during the first quarter amounted to approximately $206,000, of which $174,000 was received in cash. In addition, the purchase of a new service truck was financed with a promissory note amounting to approximately $30,400. A used service truck was acquired with lease financing in the third quarter in the amount of $16,100.

4. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 1999.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2000	1999	2000	1999
Revenues:
Photobyproduct Fertilizer	$ 127,236	$ 73,941	$ 331,866	$ 238,029
Mining Technical Services	205,178	229,816	532,962	389,106
Consolidated Revenues	$ 332,414	$ 303,757	$ 864,828	$ 627,135
Operating Income (Loss):
Photobyproduct Fertilizer	$(831,948)	$(463,110)	$(2,336,784)	$(1,155,636)
Mining Technical Services	(93,780)	(58,152)	(295,912)	(215,439)
Consolidated Operating
Income (Loss)	(925,728)	(521,262)	(2,632,696)	(1,371,075)
Other Income (Expense)	(99,224)	(22,535)	(207,148)	(53,061)
Consolidated Net Income
(Loss) before taxes	$(1,024,952)	$(543,797)	$(2,839,844)	$(1,424,136)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2000

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

	September 30,	December 31,
	2000	1999
Current Assets:
Photobyproduct Fertilizer	$ 450,256	$ 261,740
Mining Technical Services	298,359	233,822
	748,615	495,562
Property and Equipment, net:
Photobyproduct Fertilizer	2,947,190	2,432,872
Mining Technical Services	375,837	234,791
	3,323,027	2,667,663
Other Assets, net:
Photobyproduct Fertilizer	50,556	45,434
Mining Technical Services	1,843,413	2,926,206
	1,893,969	2,971,640
Total Assets:
Photobyproduct Fertilizer	3,448,002	2,740,046
Mining Technical Services	2,517,609	3,394,819
Total Segment Assets	5,965,611	6,134,865
Itronics Inc. assets	12,472,504	9,528,737
Less: intercompany elimination	(13,586,695)	(11,986,260)

Consolidated Assets	$4,851,420	$ 3,677,342

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported a net loss of $1,024,952 or $0.0139 per share for the quarter ended September 30, 2000, compared to a net loss of $543,797 or $0.0080 per share for the comparable 1999 period. For the first nine months of 2000 the loss was $2,839,844 or $0.0389 per share, compared to a loss of $1,424,136 or $0.0222 per share for the 1999 comparable period. The primary factor contributing to the increased loss for the quarter was increased operating costs of $424,000. The increased operating costs are due primarily due to increased corporate and product marketing and administration costs for financial management. The purpose of the substantial change in cost structure is to convert the photobyproduct fertilizer segment from a small scale semi-works operation to full commercial scale operation. Management focus is now on expanding sales. Sales and marketing expenses increased by $219,300 over the 1999 third quarter. Additionally, general and administration costs increased by $115,500 and plant moving and start-up costs increased $53,300. General and administration costs increased primarily due to additional management personnel and related costs. The plant moving and start-up costs are discussed more fully below.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2000	1999	2000	1999
Sales revenue	$ 127,236	$ 73,941	$ 331,866	$ 238,029
Operating income (loss)	$(831,948)	$(463,110)	$(2,336,784)	$(1,155,636)

Total segment sales for the third quarter of 2000 were approximately $127,200, compared to $73,900 for the comparable quarter of 1999, an increase of 72%. Fertilizer sales for the quarter were approximately $47,600, compared to $16,800 for the 1999 third quarter, an increase of 184%. Photobyproduct recycling revenue for the quarter increased by $18,400 on an increased volume of 36%, compared to the third quarter of 1999. Silver sales increased $4,100 from the third quarter of 1999, an increase of 17%. This increase reflects the start of silver bullion shipments to the Company’s new refining and sales agent. Cost of sales for the third quarter of 2000 increased $30,500 from the 1999 third quarter. The increase was due to increases in payroll costs of $33,800 and material costs of $7,100, which were partially offset by a decrease in rent expense of $14,500. The increased payroll cost is due primarily to additional drivers and plant personnel for handling the increased volume of photobyproducts and to pay rate increases for operational and supervisory personnel. The increase in materials cost is related to increased sales. These factors resulted in a gross loss of $66,000 for the third quarter of 2000, compared to a gross loss of $88,800 for the third quarter of 1999.

Segment operating expenses increased approximately $391,600 over the third quarter of 1999, due to increases of $201,200 in sales and marketing, $102,800 in general and administration, $53,300 in plant start-up costs, and $40,900 in depreciation. The increase in sales and marketing reflects expenditures for corporate marketing, product advertising and brand name establishment, expansion of the fertilizer sales department, greater participation in industry trade shows, the ongoing introduction of Gold’n Gro fertilizer products to the Western Farm Services sales force in California, Oregon, and Hawaii and expansion of the Gold’n Gro fertilizer sales program in Northern Nevada. Management determined that future management of manufacturing and Company administration functions required the acquisition of Enterprise Resource Planning (ERP) computer software and related hardware upgrades. A software package that specializes in managing a "process flow" type of manufacturing was acquired late in the first quarter. The software was operational in early July 2000. The costs related to training personnel in the operation of the ERP system and to convert data from the previous system were charged to plant start-up costs. Implementation costs of the ERP system were ongoing into the third quarter.

These factors resulted in a 2000 third quarter segment operating loss of $831,900, compared to a loss of $463,100 for the third quarter of 1999, an increased operating loss of $368,800.

For the first nine months of 2000 segment sales totaled $331,900, compared to $238,000 for the first nine months of 1999, an increase of 39%. Operating loss for the first nine months of 2000 was approximately $2,336,800 compared to $1,155,600 for the first nine months of 1999. The primary factor contributing to the larger loss was increased operating costs related to converting the segment from an R&D stage to a commercial stage.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2000	1999	2000	1999
Sales revenue	$ 205,178	$ 229,816	$ 532,962	$ 389,106
Operating income (loss)	$ (93,780)	$(58,152)	$(295,912)	$(215,439)

Mining technical services revenue was approximately $205,200 for the quarter ended September 30, 2000, compared to $229,800 for the comparable quarter of 1999, a decrease of $24,600, or 11%. The sales decrease reflects decreased pass-through revenues from ongoing technical services projects. Cost of sales decreased by $21,400, due to a decrease of $39,900 in pass-through costs, which was partially offset by an increase of $17,900 in outside consultant fees. These factors resulted in a gross profit for the segment of $21,700 compared to $25,000 for the prior year third quarter.

Segment operating expenses increased by $32,400 due primarily to increases of $18,100 in sales and marketing costs and $12,800 in general and administrative costs. The increase in sales and marketing expense reflects both the allocable portion of increased corporate marketing and increased efforts in marketing technical services.

The combination of these factors resulted in a 2000 third quarter segment operating loss of $93,800 , compared to a loss of $58,200 for the third quarter of 1999, an increased operating loss of $35,600.

For the first nine months of 2000, segment revenue totaled $533,000 compared to $389,100 for the first nine months of 1999, an increase of 37%. Operating loss for the period was $295,900 compared to an operating loss of $215,400 for the comparable 1999 period. The primary factor contributing to the decline was increased expenditures for marketing and financial management.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2000 operating loss of $925,700 compared to an operating loss of $521,300 for the third quarter of 1999, an increased loss of $404,500 Consolidated operating loss for the first nine months of 2000 was $2,632,700 compared to $1,371,100 for the first nine months of 1999.

II. Changes in Financial Condition; Capitalization

Cash amounted to $341,134 as of September 30, 2000, compared to $360,440 as of September 30, 1999. Net cash used for operating activities was approximately $2,179,700 for the first nine months of 2000. The cash used for operating activities during the period was financed primarily by the private placement of $2.6 million in proceeds from 9% convertible promissory notes. A total of $739,500 was invested in property and equipment during the period, primarily for completion of the manufacturing facility and for computer hardware and software. Approximately $275,600 was invested in marketable securities, of which $198,400 was for Verdant Brands, Inc. (Verdant), with the balance for an ongoing investment in Golden Phoenix Minerals, Inc. (GPXM). The Verdant investment is more fully discussed under new developments. The market value of these investments was reduced by $41,700 during the quarter and $171,800 for the nine month period. GPXM’s stock price increased slightly during the quarter, while Verdant’s price declined during the quarter, resulting in the $41,700 unrealized loss for the quarter.

Total assets increased during the nine months ended September 30, 2000 by approximately $1,174,100 to $4,851,400. Current assets increased approximately $393,000 due to increases in cash of $198,800, inventory of $244,500, and prepaid expenses of $77,300. These increases were partially offset by a decrease of $130,900 in receivable from equipment financing. The increase in inventory is due to a build-up of silver products in anticipation of future sales and to the lack of sales of refined products related to losing Handy & Harman as a refining and sales agent. The increase in prepaid expenses is due primarily to consulting expenses that are paid quarterly in advance.

Current liabilities decreased by approximately $39,400 and total liabilities increased by $2,728,500. The increase to total liabilities is related primarily to the private placement of $2.6 million of 9% convertible notes and accrued interest of $161,200 as discussed above and lease financing of $206,000 in equipment, which was partially offset by debt payments of $201,200.

III. Working Capital/Liquidity

During the nine months ended September 30, 2000, working capital improved by approximately $432,400 to $377,300. Management has continued the Company's ongoing program of improving working capital and liquidity through exercise of warrants and payment of consulting and other labor services with common shares. In addition, a private placement of $2.6 million of 9% convertible promissory notes was completed during the first quarter. During the nine months ended September 30, 2000, a total of $714,800 was received from the exercise of warrants and options and approximately $711,500 in various expenses were paid with common shares.

Subsequent to September 30, 2000 the Company lease financed existing equipment and to date, has received a total of $219,000 in cash from the financing. Additional lease financings are in progress.

In late September 2000 the Company filed a registration statement on Form S-2 to register 10 million common shares as part of its agreement with Swartz Private Equity, LLC (Swartz) of Atlanta, Georgia. The registration statement was declared effective by the Securities and Exchange Commission on October 27, 2000. Under the agreement, Swartz has agreed to purchase up to $15 million of the Company’s common shares over three years. The amount and timing of the purchases is based on market conditions, including current price and trading volume. The Company is now evaluating the timing of the first draw of funds under the agreement.

IV. New Developments

With the plant becoming fully operational at the end of the first quarter, management’s focus has shifted to growing sales. The full sales effort was not initiated until it was clear that the plant would be able to operate as planned. Now the near term goal is to grow sales as rapidly as possible to increase plant capacity utilization and to achieve operational break-even. The longer term goal is to continue growing sales and to support that sales growth with future plant expansions. During April the Company launched an expanded advertising program for the Hallmark "Silver Nevada Miner" bars. The Gold’n Gro Valu-Paks for home lawn fertilization are now being offered on the Company’s web page. A shopping cart system for customers to purchase Gold’n Gro products and "Silver Nevada Miner" bars from the web page is now being tested and is expected to be implemented by the end of November. A "Home-Pak" containing the Gold’n Gro 20-1-7 lawn fertilizer and the Gold’n Gro 6-3-9 plant food is being introduced on the web page shopping cart. An advertising program for introducing the Gold’n Gro product line to golf course superintendents in California and Nevada was launched in mid-May, with the first ads appearing in July.

Gold’n Gro multi-nutrient liquid fertilizer sales development efforts are being focused in California and Nevada and expanded into Oregon, Hawaii, and Utah. Early in the second quarter, two fertilizer injection systems were successfully installed, including one to a northern Nevada turf farm, which is a new customer for the Company. Fertilizer injection system sales are now an integral part of the plan to increase sales volumes to existing and new customers. Also during the second quarter, two additional Northern Nevada turf farms became Gold’n Gro customers and sales were expanded into the alfalfa and tree farm markets. Initial field application tests of Gold’n Gro fertilizers on alfalfa resulted in a 33 percent increase in output and an improvement in quality to "Supreme", the highest attainable nutrition reading. In the fourth quarter, sales of Gold’n Gro fertilizer products began to Intermountain Farmers Association (IFA) of Salt Lake City, Utah. IFA will distribute Gold’n Gro fertilizers in southern Nevada, and in Utah where it has more than 20 stores.

The University of California at Davis has agreed to continue an expanded nutrition evaluation program for diseased wine grapes. Protocols and products that are to be used have been provided by the Company. The results of the 1999 test applications were positive and the information has been used to revise the Gold’n Gro product application parameters for wine grapes. Plans are in place to continue and expand the field trials through 2001 and into 2002.

Research to develop an application for citrus has been underway for several years and a set of foliar application products and parameters have now been developed. These product applications were tested on lemon and valencia orange trees in April, resulting in a 40 percent increase in weight and juice content and a 12 percent increase in size in valencia oranges and a 54 percent increase in the number of lemons, compared to non-fertilized trees. An application demonstration program is now underway in southern California and is expected to be on-going for one or more years. Based on the above interim results with valencia oranges and lemons, a second application demonstration program is being developed with a large southern California citrus grower and the University of California at Riverside. This program will be a multi-year program and was launched early in the fourth quarter. Research conducted by the University of California at Riverside has shown that both the quantity and quality of oranges can be increased with the use of foliar applied lo-biuret urea at appropriate times during the year. This information has been used to develop the Gold’n Gro application program for citrus.

Planning is underway to expand on site tank storage at the Stead plant for finished liquid fertilizer products and a tank truck loading and unloading facility. The Company is also developing a consumer sales product plan and is planning to install a small packaging line to package the consumer products. This is being planned for completion in the first quarter of next year, subject to availability of financing.

The Company had originally planned to expand the refining operations once the plant was operational. The bankruptcy of Handy & Harman caused the Company to implement this expansion sooner than was originally planned. The new silver refining process produces high purity silver bullion and reduces the cost of silver refining by more than 50%. A replacement refining and sales agent has been found and regular silver bullion shipments began in the third quarter.

During the second quarter the Company initiated its acquisition program by entering into discussions with companies that it has identified which will, if acquired, accelerate the Company’s internal product sales growth. Future acquisitions are planned to acquire market access to expand fertilizer sales and to expand photochemical handling services. The types of companies being considered are either fertilizer marketing companies or photochemical service companies. The acquisition program is being focused to speed up the Company’s geographic expansion and the rate of market penetration. Presently the Company does not have funding specifically allocated to make acquisitions, which is one of the reasons for entering into the Swartz Agreement discussed above to raise $15 million over the next 3 years. The Company is also seeking funding that will be used to expand the new Stead manufacturing plant. The first expansion, which is now being planned, is expected to require between $2 million and $2.5 million to complete.

In late July the Company’s subsidiary, Whitney & Whitney, Inc. (WWI), completed the acquisition of a 5.2% interest in Verdant Brands, Inc. (Verdant), a publicly traded company that is listed on the OTC Bulletin Board, as a strategic investment. Verdant is a leading fertilizer marketing company and is a developer, manufacturer and supplier of pest control products and fertilizers to the retail, agricultural and professional markets utilizing a variety of national, proprietary and private label brands. Verdant has pursued a strategy of growth through merger and acquisition since 1996, joining four businesses together and increasing sales revenues from approximately $15 million to $75 million in 1999. While successfully building the revenue base, the complexity of the businesses acquired, combined with decreased demand for some product lines because of industry changes and unfavorable weather patterns, has led to ongoing losses and cash flow problems. Verdant recently named new management and is restructuring the company’s operations. In WWI’s opinion, a major part of Verdant’s difficulties are due to a lack of adequate permanent working capital. Now that WWI has established an equity interest in Verdant, it is in a position to support Verdant management’s restructuring efforts. WWI will continue to evaluate the potential acquisition of additional shares from time to time, although no decisions on the number of shares or the timing of purchases has been made.

Late in the third quarter, Whitney & Whitney, Inc. (WWI) signed a Pilot Program Contract with a major generator of a material that may be usable as a raw material for the recycling program operated by Itronics Metallurgical, Inc. (IMI). WWI will evaluate whether the material is suitable for use in Gold’n Gro fertilizer products. If the Program is successful, both parties have agreed to work together to develop and implement a plan for marketing the fertilizer products. Each of the technical applications now being operated by IMI took from 2 to 6 years to develop. This new material could take a similar amount of time.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended September 30, 2000. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
	Issued	Received
Exercise of warrants for cash	267,309	$ 56,000
Labor services of management,
directors and consultants	72,500	34,325
Other	5,242	2,900
	345,051	$ 93,225

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

Item 6. Exhibits and Reports on Form 8-K

(b) A Form 8-K dated August 28, 2000 was filed during the quarter ended September 30, 2000. The 8-K stated that the Company had completed a $15 million equity financing agreement with a private institutional investor.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             ITRONICS INC.

DATED: November 10, 2000                                     By: /S/JOHN W. WHITNEY

                                                                 John W. Whitney

                                                                 President, Treasurer and Director

                                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 10, 2000                                     By: /S/JOHN W. WHITNEY

                                                                 John W. Whitney

                                                                 President, Treasurer and Director

                                                                 (Principal Executive Officer)

DATED: November 10, 2000                                     By: /S/MICHAEL C. HORSLEY

                                                                 Michael C. Horsley

                                                                 Controller

                                                                 (Principal Accounting Officer)