Form 10QSB
period 2001-03-31
ITRONICS INC
filed 2001-05-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                              For the quarterly period ended March 31, 2001

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

       As of April 30, 2001, 77,008,774 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2001 AND DECEMBER 31, 2000

(UNAUDITED)

ASSETS

	MARCH 31,	DECEMBER 31,
	2001	2000
CURRENT ASSETS
Cash	$ 19,241	$ 17,990
Accounts receivable, less allowance for doubtful accounts, 2001, $7,400; 2000, $7,400	190,809	217,719
Account receivable, lease equipment financing	2,809	2,809
Stock subscription receivable	-	82,000
Inventories	224,889	268,719
Prepaid expenses	146,895	154,191
Current portion of deferred loan fees	32,925	25,910
Total Current Assets	617,568	769,338

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,046,298	1,046,298
Design and construction in progress, manufacturing facility	78,932	48,506
Leasehold improvements	900	900
Equipment and furniture	1,559,653	1,546,477
Vehicles	133,028	133,028
Equipment under capital lease	903,772	896,562
	3,937,583	3,886,771
Less: Accumulated depreciation and amortization	588,508	521,076
	3,349,075	3,365,695
OTHER ASSETS
Intangibles, net of amortization	110,163	89,039
Marketable securities, available for sale	233,580	228,782
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion, net of
amortization	102,013	86,335
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	34,502	31,067
	519,508	474,473
	$4,486,151	$4,609,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	MARCH 31,	DECEMBER 31,
	2001	2000
CURRENT LIABILITIES
Accounts payable	$ 615,735	$ 538,333
Accrued management salaries	59,451	27,942
Accrued expenses	176,946	126,632
Insurance contracts payable	40,890	24,943
Interest payable	38,949	18,064
Current maturities of long-term debt	15,727	16,077
Current maturities of capital lease obligations	339,375	263,145
Current maturities of advances from stockholders	5,222	5,222
Other	16,581	14,331
Total Current Liabilities	1,308,876	1,034,689

LONG-TERM LIABILITIES
Long-term debt, less current maturities	59,046	59,498
Convertible promissory notes	2,778,000	2,668,000
Accrued interest, convertible notes	285,785	221,855
Capital lease obligations, less current maturities	1,104,900	1,000,529
Accrued salary due stockholder	20,454	22,254
Deferred gain, less current maturities	21,299	23,882
Total Long-Term Liabilities	4,269,484	3,996,018
	5,578,360	5,030,707

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share; authorized 999,500 shares, issued and outstanding 2001, 0 shares; 2000, 0 shares	-	-
Common stock, par value $0.001 per share; authorized 250,000,000 shares, issued and outstanding, 76,922,761 at March 31, 2001; 75,017,412 at December 31, 2000	76,923	75,017
Additional paid-in capital	10,066,653	9,761,976
Accumulated deficit	(11,357,228)	(10,408,484)
Common stock to be issued	83,230	117,151
Accumulated other comprehensive income (loss)	(1,061)	9,141
Common stock options outstanding, net	39,274	23,998
	(1,092,209)	(421,201)
	$4,486,151	$4,609,506

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(UNAUDITED)

	2001	2000
REVENUES
Fertilizer	$ 23,249	$ 11,375
Photobyproduct recycling	48,246	46,843
Silver and gold	136,093	34,592
Mining technical services	150,631	188,828
Total Revenues	358,219	281,638
COST OF SALES	413,373	331,653
Gross Profit (Loss)	(55,154)	(50,015)

OPERATING EXPENSES
Depreciation and amortization	79,794	28,215
Research and development	13,150	13,059
Sales and marketing	395,850	437,567
Plant start-up costs	-	57,482
General and administrative	278,775	195,208
Total Operating Expenses	767,569	731,531
Operating (Loss)	(822,723)	(781,546)
OTHER INCOME (EXPENSE)
Interest expense	(126,662)	(44,560)
Interest income	641	21,356
Other	-	-
Total Other Income (Expense)	(126,021)	(23,204)
(Loss) before provision for income tax	(948,744)	(804,750)
Provision for income tax	-	-
Net Income(Loss)	(948,744)	(804,750)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(10,202)	2,872
Comprehensive Income (Loss)	$(958,946)	$(801,878)

Weighted average number of shares Outstanding (1,000’s)	76,246	71,809
Earnings (Loss) per share	$(0.0124)	$(0.0112)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

(UNAUDITED)

	2001	2000
Cash flows from operating activities
Net income (loss)	$ (948,744)	$ (804,750)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	79,794	28,215
Interest on convertible notes	63,930	40,421
Stock option compensation	15,276	4,941
Expenses paid with issuance of common stock:
Consulting expenses	121,875	167,515
Directors fees	2,130	10,425
Salaries	26,019	39,070
(Increase) decrease in:
Trade accounts receivable	26,910	30,153
Inventories	43,830	(160,910)
Prepaid expenses	(10,029)	(17,797)
Deposits	(3,435)	(15,354)
Increase (decrease) in:
Accounts payable	77,403	(57,282)
Accrued expenses and contracts payable	98,220	17,322
Accrued interest	20,885	(4,718)
Net cash used by operating activities	(385,936)	(722,749)

Cash flows from investing activities:
Acquisition of property and equipment	(43,602)	(309,934)
Acquisition of marketable securities	(15,000)	(26,817)
Acquisition of intangibles and investments	(575)	(1,518)
Net cash used by investing activities	(59,177)	(338,269)

Cash flows from financing activities:
Proceeds from sale of stock	194,700	462,883
Proceeds from long-term debt, unrelated	302,282	2,883,000
Payments on long-term debt, stockholders	-	(9,284)
Payments on long-term debt, unrelated parties	(50,618)	(55,366)
Net cash provided by financing activities	446,364	3,281,233
Net increase (decrease) in cash	1,251	2,220,215
Cash, beginning of period	17,990	142,287
Cash, end of period	$ 19,241	$2,362,502

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes to raise $750,000 was begun in March 2001 and $110,000 was raised during the quarter. The notes are due in three years with dates in March 2004. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.15 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock.

New lease financing on equipment during the first quarter amounted to approximately $240,000, of which $192,300 was received in cash.

Subsequent to March 31, 2001, the Company completed a financing by placing a first deed of trust on the Stead manufacturing facility. The mortgage is for $550,000, carries an interest rate of 12%, and is amortized over 15 years. In addition, subsequent to March 31, 2001, the Company has received $370,000 from the 12% Convertible Promissory Note Private Placement.

4. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2000.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

	Three Months Ended	Three Months Ended
	March 31, 2001	March 31, 2000
Revenues:
Photobyproduct Fertilizer	$ 207,588	$ 92,810
Mining Technical Services	150,631	188,828
Consolidated Revenues	$ 358,219	$ 281,638

Operating Income (Loss):
Photobyproduct Fertilizer	$(770,233)	$(688,507)
Mining Technical Services	(52,490)	(93,039)
Consolidated Operating Income (Loss)	(822,723)	(781,546)
Other Income (Expense)	(126,021)	(23,204)
Consolidated Net Income (Loss) before taxes	$(948,744)	$(804,750)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2001

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

	March 31,	December 31,
	2001	2000

Current Assets:
Photobyproduct Fertilizer	$338,890	$396,429
Mining Technical Services	167,188	189,607
	506,078	586,036
Property and Equipment, net:
Photobyproduct Fertilizer	2,997,860	2,996,308
Mining Technical Services	343,927	361,670
	3,341,787	3,357,978
Other Assets, net:
Photobyproduct Fertilizer	112,509	92,307
Mining Technical Services	1,982,522	1,700,611
	2,095,031	1,792,918
Total Assets:
Photobyproduct Fertilizer	3,449,259	3,485,044
Mining Technical Services	2,493,637	2,251,888
Total Segment Assets	5,942,896	5,736,932
Itronics Inc. assets	13,538,757	12,622,324
Less: inter-company elimination	(14,995,502)	(13,749,750)
Consolidated Assets	$4,486,151	$4,609,506

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported a net loss of $948,744 or $0.0124 per share for the quarter ended March 31, 2001, compared to a net loss of $804,750 or $0.0112 per share for the comparable 2000 period. The primary factor contributing to the increased loss for the quarter was increased interest expense of $82,100, reduced interest income of $20,700, and an increased operating loss of $41,200. The increased interest expense is primarily due to the prior year capitalization of $41,000 of interest and increased lease financing and convertible promissory note interest. The decrease in interest income is due to lower invested cash balances during the quarter compared to the prior year.

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

	Three Months Ended March 31,
	2001	2000
Sales revenue	$ 207,588	$ 92,810
Operating income	$(770,233)	$(688,507)

Total segment sales for the first quarter of 2001 were approximately $207,600 for the quarter ended March 31, 2001, an increase of 124% over the prior year first quarter. Fertilizer sales for the quarter were approximately $23,200, compared to $11,400 for the 2000 first quarter, an increase of 104%. Photobyproduct recycling revenue for the quarter increased by $1,400 on an increased volume of 16%, compared to the first quarter of 2000. Silver/gold sales increased $101,500 from the first quarter of 2000, an increase of 293%. This increase reflects $56,600 in gold sales under the processing agreement with Golden Phoenix Minerals, Inc. and $65,100 in silver sales from melting down the remaining blemished "Silver Nevada Miner" bars. Cost of sales increased $140,000 due to increases in direct materials costs of $120,500 related to increased sales and $43,600 in payroll and related costs due to a combination of increases in the allocable portion of management salary increases, the prior year capitalization of salary in the building construction, the prior year classification of wages as plant start-up costs, and increased production. These factors resulted in a gross loss of $98,000 for the first quarter of 2001, compared to a gross loss of $72,800 for the first quarter of 2000.

Segment operating expenses increased approximately $56,500 over the first quarter of 2000, due to increases of $46,900 in depreciation and $85,600 in general and administration, which were partially offset by decreases of $18,500 in sales and marketing and $57,500 in plant start-up costs. The increase in depreciation is due to the manufacturing facility being placed in service on April 1, 2000. The increase in general and administration costs is due to $51,200 in outside service costs, which primarily relates to a consulting agreement for acquisition services entered into in the third quarter of 2000, and $24,800 in salaries and benefits related to prior year management salary increases. The reduction in sales and marketing expenses reflects a shift in marketing focus to a heavier emphasis on fertilizer marketing and a reduction in corporate marketing. Early in the first quarter of 2001, two veteran fertilizer sales representatives were hired to concentrate on fertilizer sales through Western Farm Services, Inc. in California. The added costs for their salary and travel expenses was offset by reduced corporate marketing expenses, which declined due to the decline in the Company’s stock price compared to the prior year and to reduced advertising in business publications.

These factors resulted in a 2001 first quarter segment operating loss of $770,200, compared to a loss of $688,500 for the first quarter of 2000, an increased operating loss of $81,700.

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

	Three Months Ended March 31,
	2001	2000
Sales revenue	$ 150,631	$ 188,828
Operating income (loss)	$(52,490)	$(93,039)

Mining technical services revenue was approximately $150,600 for the quarter ended March 31, 2001, compared to $188,800 for the comparable quarter of 2000, a decrease of $38,200, or 20%. The sales decrease includes an increase of $51,300 in professional service revenue, which was offset by decreased pass-through revenues of $87,900 from ongoing technical services projects. Cost of sales decreased by $58,300, due to a decrease of $87,900 in pass-through costs, which was partially offset by an increase of $19,900 in outside consultant fees. These factors resulted in a gross profit for the segment of $42,900 compared to $22,800 for the prior year first quarter.

Segment operating expenses decreased by $20,500 due to a decrease of $23,200 in sales and marketing costs, which reflects the segment’s allocable portion of reduced corporate marketing costs.

The combination of these factors resulted in a 2001 first quarter segment operating loss of $52,500, compared to a loss of $93,000 for the first quarter of 2000, a decreased operating loss of $40,500.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2001 operating loss of $822,700, compared to $781,500 for the first quarter of 2000, an increased loss of $41,200.

II. Changes in Financial Condition; Capitalization

Cash amounted to $19,241 as of March 31, 2001, compared to $2,362,502 as of March 31, 2000. Net cash used for operating activities was approximately $385,900 for the first three months of 2001. The cash used for operating activities during the period was financed by a combination of sales of common stock of $154,700 under the Swartz Private Equity, LLC. (Swartz) agreement, $40,000 in warrant exercises, $192,300 in lease financing, and $110,000 from the Private Placement of 12% convertible promissory notes. A total of $43,600 was invested in property and equipment during the period, primarily for design costs for expansion of the manufacturing facility. $15,000 was invested in an ongoing investment in Golden Phoenix Minerals, Inc. (GPXM). The market value of the GPXM investment was reduced by $10,200 during the quarter, based on GPXM’s stock price as of March 31, 2001.

Total assets decreased during the three months ended March 31, 2001 by approximately $123,400 to $4,486,200. Current assets decreased approximately $151,800 due to decreases in accounts receivable of $26,900, stock subscription receivable of $82,000, and inventory of $43,800. The decrease in inventory is due to a reduction in "Silver Nevada Miner" bars and refined silver.

Current liabilities increased by approximately $274,200 and total liabilities increased by $547,700. The increase in total liabilities is due to combination of a net increase of $180,600 in capital lease obligations due to lease financing of existing equipment, $110,000 in 12% Convertible Promissory Notes, $63,900 in accrued interest on the Convertible Promissory Notes, and $198,000 in various current liabilities. Significant components of the increase in current liabilities include increases of $77,400 in accounts payable, $31,500 in accrued management salaries, $50,300 in accrued expenses, due primarily to payroll taxes, and $97,100 in current maturities of capital lease obligations and related accrued interest, which includes $47,900 in equipment lease payments that were due prior to March 31, 2001.

III. Working Capital/Liquidity

During the three months ended March 31, 2001, working capital decreased by approximately $426,000 to a deficit balance of $691,300. Management has continued the Company's ongoing program of improving working capital and liquidity through exercise of warrants and payment of consulting and other labor services with common shares. In addition, a private placement of $750,000 of 12% convertible promissory notes was begun during the first quarter. A total of $110,000 was received during the quarter from this Placement. Also, $154,700 was received under the Swartz agreement, $40,000 was received from the exercise of warrants and $192,300 was received from equipment financing. Approximately $150,000 in various expenses were paid with common shares.

Subsequent to March 31, 2001, $370,000 has been received from the Convertible Note Private Placement, $62,500 has been received under the Swartz agreement, and $510,400 has been received from placing a first deed of trust on the Stead manufacturing facility. The promissory note is for $550,000, is amortized over 15 years, and carries an interest rate of 12%.

As noted above, current liabilities have increased, which is a result of a shortage of cash. Due to the decline in the Company’s stock price, much of the funding anticipated under the Swartz agreement has not been available. In addition, approximately $663,000 in warrants have not been exercised during the fourth quarter of 2000 and the first quarter of 2001. Receipt of the building loan proceeds has temporarily eased the cash situation and allowed the Company to be current on the lease payments, taxes, and with various suppliers. Because of the loan and the recent rebound in the stock price, management is evaluating closing the 12% Convertible Note Private Placement at less than $750,000 and starting a new placement with similar terms, but with a higher stock conversion price.

IV. New Developments

During the first quarter of 2001, the Company’s Gold’n Gro fertilizer marketing effort was focused on introducing the two new sales representatives to the Western Farm Services, Inc. (WFS) regional management and sales personnel in California. Marketing was also expanded into Hawaii and the Company received its first fertilizer sales order there. Efforts to establish sales with Intermountain Farmers in southern Nevada and Utah are ongoing, and the Company has received initial sales orders from that source as well.

On-going field trials of Gold’n Gro fertilizer products continue to show significant improvements in crop production and quality. The trials are providing agronomic data that is being used to develop Gold’n Gro nutrition programs for the crops being tested. The citrus trial started in the fourth quarter of 2000 is producing positive, and unexpected, results which will be reported later in the second quarter, once the measurement data is compiled. Field trials have been expanded into the cut flower, herbs, and sweet corn markets. Field trials in the alfalfa market are ongoing and have been expanded.

During the quarter, the need for two "chloride free" products was identified as a result of requests from WFS and potential customers. Development was initiated, with a new chloride free "plant starter" product for the nursery, greenhouse, and vegetable markets, and a new chloride free "general purpose" product for the nursery, greenhouse, and golf course markets being readied for introduction during the second quarter of 2001.

Late in the third quarter of 2000, Whitney & Whitney, Inc. (WWI) signed a Pilot Program Contract (Contract) with a major generator of a material that may be usable as a raw material for the recycling program operated by Itronics Metallurgical, Inc. (IMI). The purpose of the Contract is to evaluate whether the material is suitable for use in Gold’n Gro fertilizer products. If the Program is successful, both parties have agreed to work together to develop and implement a plan for marketing the fertilizer products. WWI has completed the Contract and is recommending that the evaluation program be continued for another year as initial results indicate that there is potential for the material to be used in IMI’s Gold’n Gro fertilizer products. The generator is now evaluating WWI’s proposal. Each of the technical applications now being operated by IMI took from 2 to 6 years to develop. This new material could take a similar amount of time.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended March 31, 2001. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
	Issued	Received
Exercise of warrants for cash	300,000	$30,000
Labor services of management, directors and consultants	22,500	9,101
Other	577	225
	323,077	$39,326

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

ITRONICS INC.

DATED: May 14, 2001                              By: JOHN W. WHITNEY

                                                     John W. Whitney

                                                     President, Treasurer and Director

                                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 14, 2001                              By: JOHN W. WHITNEY

                                                     John W. Whitney

                                                     President, Treasurer and Director

                                                     (Principal Executive Officer)

DATED: May 14, 2001                              By: MICHAEL C. HORSLEY

                                                     Michael C. Horsley

                                                     Controller

                                                     (Principal Accounting Officer)