Form 10QSB
period 2001-06-30
ITRONICS INC
filed 2001-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                         For the quarterly period ended June 30, 2001

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

          As of July 31, 2001, 78,198,277 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2001
and December 31, 2000	4
Condensed Consolidated Statements of Operations and Comprehensive
Income for the Three and Six Months Ended June 30, 2001 and 2000.	6
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2001 and 2000.	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of Operation	10

PART II- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	17
Item 6. Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2001 AND DECEMBER 31, 2000

(UNAUDITED)

ASSETS

	JUNE 30,	DECEMBER 31,
	2001	2000
CURRENT ASSETS
Cash	$ 52,669	$ 17,990
Accounts receivable, less allowance for
doubtful accounts, 2001, $7,400; 2000, $7,400	207,052	217,719
Account receivable, lease equipment financing	2,809	2,809
Stock subscription receivable	-	82,000
Inventories	253,719	268,719
Prepaid expenses	120,059	154,191
Current portion of deferred loan fees	32,925	25,910
Total Current Assets	669,233	769,338

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,046,298	1,046,298
Design and construction in progress,
manufacturing facility	82,404	48,506
Leasehold improvements	900	900
Equipment and furniture	1,538,516	1,546,477
Vehicles	133,028	133,028
Equipment under capital lease	967,981	896,562
	3,984,127	3,886,771
Less: Accumulated depreciation and amortization	658,326	521,076
	3,325,801	3,365,695
OTHER ASSETS
Intangibles, net of amortization	133,946	89,039
Marketable securities, available for sale	374,761	228,782
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion, net of
amortization	156,155	86,335
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	34,502	31,067
	738,614	474,473
	$4,733,648	$4,609,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	JUNE 30,	DECEMBER 31,
	2001	2000
CURRENT LIABILITIES
Accounts payable	$ 438,569	$ 538,333
Accrued management salaries	14,702	27,942
Accrued expenses	153,474	126,632
Insurance contracts payable	38,450	24,943
Interest payable	40,293	18,064
Current maturities of long-term debt	30,414	16,077
Current maturities of capital lease obligations	336,285	263,145
Advances from stockholders	5,222	5,222
Other	18,456	14,331
Total Current Liabilities	1,075,865	1,034,689

LONG-TERM LIABILITIES
Long-term debt, less current maturities	586,971	59,498
Convertible promissory notes	3,243,000	2,668,000
Accrued interest, convertible notes	362,319	221,855
Capital lease obligations, less current maturities	1,042,735	1,000,529
Accrued salary due stockholder	18,654	22,254
Deferred gain, less current maturities	18,716	23,882
Total Long-Term Liabilities	5,272,395	3,996,018
	6,348,260	5,030,707

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2001, 0 shares; 2000, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
77,933,829 at June 30, 2001; 75,017,412 at
December 31, 2000	77,934	75,017
Additional paid-in capital	10,366,033	9,761,976
Accumulated deficit	(12,283,249)	(10,408,484)
Common stock to be issued	66,657	117,151
Accumulated other comprehensive income (loss)	103,463	9,141
Common stock options outstanding, net	54,550	23,998
	(1,614,612)	(421,201)
	$4,733,648	$4,609,506

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
REVENUES
Fertilizer	$ 43,439	$ 49,905	$ 66,688	$ 61,280
Photobyproduct recycling	54,583	46,011	102,829	92,854
Silver and gold	56,316	15,904	192,409	50,496
Mining technical services	119,101	138,956	269,732	327,784
Total Revenues	273,439	250,776	631,658	532,414
COST OF SALES	335,322	287,225	748,695	618,878
Gross Profit (Loss)	(61,883)	(36,449)	(117,037)	(86,464)

OPERATING EXPENSES
Depreciation and amortization	85,078	44,668	164,872	72,883
Research and development	10,688	11,668	23,838	24,727
Sales and marketing	337,444	531,824	733,294	969,391
Plant start-up costs	-	64,009	-	121,491
General and administrative	285,222	236,804	563,997	432,012
Total Operating Expenses	718,432	888,973	1,486,001	1,620,504
Operating (Loss)	(780,315)	(925,422)	(1,603,038)	(1,706,968)

OTHER INCOME (EXPENSE)
Interest expense	(147,465)	(109,586)	(274,127)	(154,146)
Interest income	1,759	24,866	2,400	46,222
Total Other Income (Expense)	(145,706)	(84,720)	(271,727)	(107,924)

Income (Loss) before provision for income tax	(926,021)	(1,010,142)	(1,874,765)	(1,814,892)
Provision for income tax	-	-	-	-
Net Income(Loss)	(926,021)	(1,010,142)	(1,874,765)	(1,814,892)
Other comprehensive income(loss)
Unrealized gains (losses) on securities	104,524	(133,033)	94,322	(130,161)
Comprehensive Income (Loss)	$(821,497)	$(1,143,175)	$(1,780,443)	$(1,945,053)

Weighted average number of shares Outstanding (1,000’s)	77,612	73,277	76,941	72,543
Earnings (Loss) per share	$(0.0119)	$(0.0138)	$(0.0244)	$(0.0250)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(UNAUDITED)

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities
Net income (loss)	$(1,874,765)	$(1,814,892)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	164,872	72,883
Interest on convertible notes	140,464	100,805
Stock option compensation	30,552	14,928
Bad debts	-	2,073
Other	-	4,516
Expenses paid with issuance of common stock/debt	316,865	488,251
(Increase) decrease in:
Trade accounts receivable	10,667	25,339
Inventories	15,000	(223,752)
Prepaid expenses	9,957	(31,428)
Deposits	(3,435)	(15,354)
Increase (decrease) in:
Accounts payable	(80,207)	41,962
Accrued expenses and contracts payable	27,634	32,877
Accrued interest	22,229	(3,283)
Net cash used by operating activities	(1,220,167)	(1,305,075)

Cash flows from investing activities:
Acquisition of property and equipment	(57,563)	(609,974)
Acquisition of marketable securities	(51,658)	(204,353)
Acquisition of intangibles and investments	(725)	(1,518)
Proceeds from sale of equipment	415	-
Net cash used by investing activities	(109,531)	(815,845)

Cash flows from financing activities:
Proceeds from sale of stock	267,200	553,281
Proceeds from long-term debt, unrelated	1,267,704	2,883,000
Payments on long-term debt	(170,527)	(131,005)
Net cash provided by financing activities	1,364,377	3,305,276
Net increase (decrease) in cash	34,679	1,184,356
Cash, beginning of period	17,990	142,287
Cash, end of period	$ 52,669	$ 1,326,643

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2000. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes was begun in March 2001 and $565,000 was raised during the period ended June 30, 2001. The notes are due in three years with dates beginning in March 2004. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.15 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock.

New lease financing on equipment during the first six months amounted to approximately $287,300, of which $192,300 was received in cash.

In May 2001, the Company placed a first deed of trust on the Stead manufacturing facility. The mortgage is for $550,000, carries an interest rate of 12%, and is amortized over 15 years.

4. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2000.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:
	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Photobyproduct Fertilizer	$ 154,338	$ 111,820	$ 361,926	$ 204,630
Mining Technical Services	119,101	138,956	269,732	327,784
Consolidated Revenues	$ 273,439	$ 250,776	$ 631,658	$ 532,414

Operating Income (Loss):
Photobyproduct Fertilizer	$(717,463)	$ (816,329)	$(1,487,696)	$(1,504,836)
Mining Technical Services	(62,852)	(109,093)	(115,342)	(202,132)
Consolidated Operating Income (Loss)	(780,315)	(925,422)	(1,603,038)	(1,706,968)
Other Income (Expense)	(145,706)	(84,720)	(271,727)	(107,924)
Consolidated Net Income
(Loss) before taxes	$(926,021)	$(1,010,142)	$(1,874,765)	$(1,814,892)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2001	2000
Current Assets:
Photobyproduct Fertilizer	$ 398,712	$ 396,429
Mining Technical Services	188,816	189,607
	587,528	586,036
Property and Equipment, net:
Photobyproduct Fertilizer	2,992,821	2,996,308
Mining Technical Services	326,121	361,670
	3,318,942	3,357,978
Other Assets, net:
Photobyproduct Fertilizer	167,740	92,307
Mining Technical Services	1,776,724	1,700,611
	1,944,464	1,792,918
Total Assets:
Photobyproduct Fertilizer	3,559,273	3,485,044
Mining Technical Services	2,291,661	2,251,888
Total Segment Assets	5,850,934	5,736,932
Itronics Inc. assets	14,027,246	12,622,324
Less: inter-company elimination	(15,144,532)	(13,749,750)
Consolidated Assets	$4,733,648	$4,609,506

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported a net loss of $926,021 or $0.0119 per share for the quarter ended June 30, 2001, compared to a net loss of $1,010,142 or $0.0138 per share for the comparable 2000 period. For the first six months of 2001 the loss was $1,874,765 or $0.0244 per share, compared to a loss of $1,814,892 or $0.0250 per share for the 2000 comparable period. The primary factor contributing to the decreased loss for the current quarter was reduced operating expenses of $170,500, which was partially offset by an increase in interest expense, net of interest income, of $61,000 and an increased gross loss of $25,400. The increase in interest expense reflects the cost of additional convertible note and lease financing.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced into the markets in Arizona, California, Nevada, Oregon, and Hawaii. Revenues are generated from photobyproduct management services, silver sales, and fertilizer sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales revenue	$ 154,338	$ 111,820	$ 361,926	$ 204,630
Operating income (loss)	$(717,463)	$(816,329)	$(1,487,696)	$(1,504,836)

Total segment sales for the second quarter of 2001 were approximately $154,300, an increase of 38% over the prior year second quarter. Fertilizer sales for the quarter were approximately $43,400, compared to $49,900 for the 2000 second quarter, a decrease of 13%. Fertilizer sales dollars declined as a result of two factors. First, prior year fertilizer sales included $7,500 in injector sales, while the current quarter included $600 in such sales. Consequently, sales dollars of Gold’n Gro fertilizer products increased nominally over the prior year quarter. Second, fertilizer sales gallons have shifted from sales primarily to Northern Nevada customers in the second quarter of 2000 to sales in California through Western Farm Service, Inc. (WFS) in the 2001 second quarter, due to focusing the majority of the Company’s marketing effort in the California market through WFS. The result of this effort is that the manufacturing portion of the distribution agreement with WFS is now being utilized, wherein the Company sells concentrated Gold’n Gro "syrup" products to WFS, which in turn produces finished products for sale to its customers. On a per gallon basis, the sale price of the Gold’n Gro "syrup" products are less than that of the finished Gold’n Gro products the Company sells to WFS and other customers. Consequently, while sales dollars were flat compared to the prior year quarter, sales gallons increased by 109% for the Company and 163% for combined Company and WFS sales gallons. This strategy is intended to create a broad customer base, which will produce accelerated growth in sales dollars. Photobyproduct recycling revenue for the quarter increased by 19% on an increased volume of 29%, compared to the second quarter of 2000. Growth rates in photobyproduct service revenue are limited by the growth rate of fertilizer sales. Silver/gold sales increased $40,400 from the second quarter of 2000, an increase of 254%. This increase reflects $27,900 in gold sales under the processing agreement with Golden Phoenix Minerals, Inc. Cost of sales increased $79,200 due primarily to increases in direct materials costs of $36,400 related to increased sales and $34,300 in payroll and related costs due to a combination of the prior year classification of $23,400 in wages as plant start-up costs and increased production. These factors resulted in a gross loss of $95,700 for the second quarter of 2001, compared to a gross loss of $59,000 for the second quarter of 2000, an increased loss of 62%.

Segment operating expenses decreased approximately $135,600 from the second quarter of 2000, due to decreases of $163,500 in sales and marketing and $64,000 in plant start-up costs, which were partially offset by increases in depreciation of $35,800 and general and administration of $57,200. The decrease in sales and marketing expenses reflects reduced corporate marketing and no costs in the current period for development of Gold’n Gro fertilizer product labels and advertising campaigns for Gold’n Gro fertilizer products and the "Silver Nevada Miner" silver bars. Approximately $24,100 of the increase in general and administration is due to a consulting agreement for acquisition services that began in the third quarter of 2000. The agreement was closed at the end of the second quarter of 2001.

These factors resulted in a 2001 second quarter segment operating loss of $717,500, compared to a loss of $816,300 for the second quarter of 2000, a decreased operating loss of $98,900, or 12%.

For the first six months of 2001 sales were $361,900, compared to $204,600 for the comparable 2000 period, an increase of 77%. Operating loss for the first six months of 2001 was approximately $1,487,700 compared to $1,504,800 for the first six months of 2000, a reduced loss of 1%. The primary factor contributing to the reduced loss was decreased sales and marketing costs as discussed above.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Sales revenue	$ 119,101	$ 138,956	$ 269,732	$ 327,784
Operating income (loss)	$(62,852)	$(109,093)	$(115,342)	$(202,132)

Mining technical services revenue was approximately $119,100 for the quarter ended June 30, 2001, compared to $139,000 for the comparable quarter of 2000, a decrease of 14%. The sales decrease includes an increase of $21,300 in professional service revenue, which was offset by decreased pass-through revenues of $39,800 from ongoing technical services projects. Cost of sales decreased by $31,100, due to a decrease of $39,800 in pass-through costs, which was partially offset by an increase of $7,500 in payroll and outside consultant fees. These factors resulted in a gross profit for the segment of $33,800 compared to $22,500 for the prior year second quarter, an increase of 50%.

Segment operating expenses decreased by $35,000 due primarily to a decrease of $30,800 in sales and marketing costs, which reflects the segment’s allocable portion of reduced corporate marketing costs.

The combination of these factors resulted in a 2001 second quarter segment operating loss of $62,900, compared to a loss of $109,100 for the second quarter of 2000, a decreased operating loss of $46,200, or 42%.

For the first six months of 2001, segment revenue totaled $269,700 compared to $327,800 for the first six months of 2000, a decrease of 18%. Operating loss for the period was $115,300 compared to an operating loss of $202,100 for the comparable 2000 period, a reduction of 43%. The primary factors contributing to the improvement were increased professional fees as a percentage of total revenue and reduced expenditures for sales and marketing costs.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2001 operating loss of $780,300, compared to $925,400 for the second quarter of 2000, a decreased loss of $145,100, or 16%. For the six month period ended June 30, 2001 the operating loss was $1,603,000 compared to $1,707,000 for the prior year comparable period, a reduction of 6%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $52,669 as of June 30, 2001, compared to $1,326,643 as of June 30, 2000. Net cash used for operating activities was approximately $1,220,200 for the first six months of 2001. The cash used for operating activities during the period was financed by a combination of sales of common stock of $217,200 under the Swartz Private Equity, LLC. (Swartz) agreement, $50,000 in warrant exercises, $192,300 in lease financing, $510,400 from mortgage financing on the Reno/Stead manufacturing facility, and $565,000 from the Private Placement of 12% convertible promissory notes. A total of $57,600 was invested in property and equipment during the period, primarily for design costs for expansion of the manufacturing facility. $51,700 was invested in an ongoing investment in Golden Phoenix Minerals, Inc. (GPXM). The market value of the GPXM investment was increased by $104,500 during the quarter, based on GPXM’s stock price as of June 30, 2001.

Total assets increased during the six months ended June 30, 2001 by approximately $124,100 to $4,733,600. Current assets decreased approximately $100,100 due to decreases in accounts receivable of $10,700, stock subscription receivable of $82,000, and inventory of $15,000. The decrease in inventory is due to a reduction in "Silver Nevada Miner" bars.

Current liabilities increased by approximately $41,200 and total liabilities increased by $1,317,600. The increase in total liabilities is due to combination of a net increase of $115,300 in capital lease obligations due to lease financing of equipment, $575,000 in 12% Convertible Promissory Notes, $140,500 in accrued interest on the Convertible Promissory Notes, $550,000 in financing on the manufacturing facility, which was partially offset by a decrease in accounts payable of $99,800. The primary component of the increase in current liabilities is an increase of $109,700 in current maturities of long-term debt and capital lease obligations and related accrued interest.

III. Working Capital/Liquidity

During the six months ended June 30, 2001, working capital decreased by approximately $141,300 to a deficit balance of $406,600. Management has continued the Company's ongoing program of managing cash liquidity through exercise of warrants and payment of consulting and other labor services with common shares. In addition, a private placement of 12% convertible promissory notes was begun during the first quarter, with a total of $565,000 received during the period. Also, $217,200 was received under the Swartz agreement, $50,000 was received from the exercise of warrants and $702,700 was received from the building and equipment financing. Approximately $309,900 in various expenses were paid with common shares.

As noted, there is presently a working capital deficit of $406,600, an improvement from the deficit balance of $691,300 at the end of the first quarter. Due to the decline of the Company’s share price, much of the funding anticipated under the Swartz agreement has not been available, and some warrants have not been exercised. The Company has had limited cash liquidity since the third quarter of 2000 and has sought and obtained the funding described above, which has allowed the Company to maintain the majority of its operating obligations through the second quarter of 2001. Subsequent to June 30, 2001 cash liquidity has again become limited, resulting in difficulty in meeting current obligations, including equipment leases and some trade payable obligations.

The Company’s present cash operating requirements are approximately $650,000 per quarter. This is expected to continue through the first quarter of 2002 when increased fertilizer sales will begin to produce substantial cash revenue. The Company estimates that approximately $2.5 million will be required to carry operations to a break even level of sales. In addition, a Phase 2 plant expansion, which includes installation of bulk tankage, a tank truck loading and unloading facility, and a packaging line will be required at a future date, at an estimated cost of $2.5 million.

Accordingly, the Private Placement of convertible notes has been expanded to raise an additional $2.5 million. The placement is in tranches of $500,000, with the price of the convertible note to be reviewed after each tranche is funded. Deteriorating financial market and economic conditions have made this financing more difficult, and therefore the scope of the financing effort is being expanded.

Actions being taken to accelerate Gold’n Gro fertilizer sales are explained in the New Developments section below.

IV. New Developments

During the second quarter of 2001, the Company’s Gold’n Gro fertilizer marketing effort was focused on the Company’s two new sales representatives teaming with Western Farm Service, Inc. (WFS) sales personnel to present product demonstrations to WFS customers and to assist in field trials on various crops. On-going field trials of Gold’n Gro fertilizer products continue to show significant improvements in crop production and quality. The trials are providing agronomic data that is being used to develop Gold’n Gro nutrition programs for the crops being tested. Field trials have been expanded into the cut flower, herbs, watermelon, plum, and sweet corn markets.

The field trials being conducted are demonstrating that the Gold’n Gro products will provide both agronomic and economic benefits in the "specialty agricultural" markets. Specialty agriculture includes vegetables, cut flowers, herbs and spices, and fruits and nuts of all types. These crops are relatively high value compared to field grains such as corn, wheat, and soybeans. Alfalfa is typically considered as a "hay" or "forage" crop and is generally of low to intermediate value when compared to specialty agricultural crops, however, high nutrient content alfalfa for the dairy market often commands a significant price premium which puts it at the low end of specialty agricultural crop values.

Most of the field trials in the alfalfa market have now been completed. Measured increases in production have ranged from 17 percent to 100 percent. The Gold’n Gro fertilizer produces increases in both output and quality on alfalfa that is already being well fertilized by the grower, with greater increases on fields that are not fertilized or sparingly fertilized. Although this market is very large, the value of the product in relation to the increase in output is lower than on most of the other crops being evaluated. Because of mixed fertilizer usage habits by the various alfalfa farmers, and because of relatively low crop value, the Company is concentrating its sales efforts and on-going customer development efforts on the higher value crops that have been identified.

The fertilizer industry is in a contraction which appears to be accelerating. The specialty agriculture markets which had held up well are now declining rapidly. A significant contributing factor is believed to be the more than 30 percent appreciation of the dollar against most other currencies which has occurred since the first of this year. Currency valuations are now grossly distorted when compared to intrinsic values of goods being traded. For example, oranges are being shipped into the western United States from Australia and are being sold in California stores at prices that are lower than locally grown oranges. The prices are lower than the local growers’ cost of production. Based on transportation distances alone, this should not be possible. This reversal in the distribution of agricultural food products is affecting all segments of the California specialty agriculture markets. California accounts for more than 51 percent of the specialty agriculture for the United States and so it can be assumed that these factors are affecting the rest of the United States as well.

The California markets are also being impacted by greatly increased energy costs which are now being passed through to the consumers. While this impact is significant, it is much smaller than the impact of inequitable currency valuations. Only Congress and the Federal Government through the U.S. Treasury Department can address the issue of inequitable currency valuations. It is clear that the problems facing basic U.S. industry will not be remedied until this issue is properly addressed and corrections made.

The Company is working with WFS on an on-going basis to identify and implement sales development programs that will increase the rate of market penetration with the Gold’n Gro products. A much greater understanding of the details of the market has been obtained directly from this process. This improved understanding is strengthening the working relationship that has been developed with WFS and is producing continuing increases in sales in a market that is in a state of rapid decline. For example, July 2001 combined Company and WFS Gold’n Gro fertilizer gallons sold increased by 85% over the prior year July and WFS gallons sold for July almost equaled WFS sales gallons for the second quarter 2001. These increased sales are in the golf course and turf farm markets.

Itronics is continuing to achieve expanded fertilizer sales in this rapidly deteriorating market. Field trials performed in association with WFS have led to the development of applications that are expected to be profitable for the grower customers. In addition, potential for making some special blends with the distributor’s highest volume products has been identified. These blends will enhance existing fertilization programs to provide the agronomic benefits of the Gold’n Gro products without significantly changing standard grower fertilization practices. Work is proceeding with the development and introduction of these blends to the WFS store managers and sales force. Use of these blends will further expand the sales of Gold’n Gro products and is expected to accelerate the acceptance of the Gold’n Gro products in the market.

During the first quarter, the need for two "chloride free" products was identified as a result of suggestions from WFS and from prospective customers. Development was initiated in the first quarter, with a new chloride free "plant starter" product for the nursery, greenhouse, and vegetable markets, and a new chloride free "general purpose" product for the nursery, greenhouse, and golf course markets being readied for introduction during the second quarter of 2001. During the second quarter field trials were initiated with two nursery operations. Positive results are being obtained and commercial use is expected to begin late in the third quarter.

In the second quarter a need for two additional micro-nutrient products was identified by WFS. Product development was initiated and in early August prototype formulations were delivered to WFS for evaluation. It is expected that this project will produce two products that will be used in large volume in the California specialty agriculture market and that bulk sales could be started before the end of the third quarter. This new development represents an increasing commitment by WFS to speed up the introduction of Gold’n Gro products into the California market. After completion of these two new products, Itronics will have 18 Gold’n Gro products that are either being used or being evaluated for use. Additional to this are 12 special blends that have been developed specifically for use by WFS, and which are now being introduced to the store managers and field sales people.

Field test results using Gold’n Gro products have now been published for Alfalfa, Fresh Plums, Oranges, Sweet Corn, and Watermelons. The field test results and crop value statistics are summarized in the following table. On a national basis, the Gold’n Gro products appear to have the potential to add 10’s of millions of dollars in increased value and output for the indicated crops.

Crop	Crop Increase	Return on Gold’n Gro Fertilizer Cost to Grower	Gross Value of the Crop Per Acre	Total USA Crop Acres
Alfalfa	+33%	3 times	$ 351	23,000,000
Fresh Plums	Larger, Earlier	15 times	$2,500	140,000
Sweet Corn	+11.5%	30 times	$1,788	222,800
Oranges	+40%	3 times	$2,300	842,000
Watermelon	+10.4%	160 times	$1,670	184,600

In the first quarter report we stated that we would have some results to publish for the first few months of a 3 year field trial on valencia orange trees being carried out with oversight from a major university in southern California. The trial is continuing and it appears that the 35 year old trees are responding positively to the fertilization. The fruit was harvested from the trial trees in mid-June. The statistical measurements which have been taken and the harvest records have not yet been analyzed. The fruit which was harvested was set last year before the Gold’n Gro fertilization program started and when the trial was started, no growth response was expected for this fruit, but it now appears that positive changes are occurring. The results of this first set of measurements will be reported when available.

Additional field trials are underway on several crops and are producing positive results. These will be reported as the results become available. The field trials have now demonstrated two major and very important points: (1) the Gold’n Gro fertilizer products can be used on a wide range of field and tree crops(at the outset of these trials this was not known), and (2) relatively small and economical amounts of Gold’n Gro products can be used as a supplement to the  growers standard fertilizer program to achieve improvements in output and quality of the field or tree crop. These results broaden the potential scope for use of the Gold’n Gro products and in the longer term will generate demand for large volumes of Gold’n Gro fertilizer products.

The Gold’n Gro chelated liquid fertilizer products are unique hybrid products when compared to standard fertilizers. They are a hybrid because they combine the major nutrients, Nitrogen(N) Phosphate(P) and Potassium(K), with Calcium(Ca), Magnesium(Mg), and Sulfur (S) and micro-nutrients including Boron(B), Iron(Fe), Manganese(Mn), and Zinc(Zn). The products are unique because all of these nutrient elements are in stable liquid solution in the Gold’n Gro mixes. Plants require 20 essential elements for their nutrition. Carbon and Oxygen are supplied by the air. The Gold’n Gro products supply 10 of the 20 essential elements. In addition, the Gold’n Gro products have a relatively high level of chelation due to their derivation from used photoliquids. The chelation facilitates the transportation of the nutrients in the soil to the plant roots. Because of the method of processing the base photo liquids used in the Gold’n Gro formulas, they are essentially toxic metal free when compared to standard fertilizer blends. Distilled water is used to prepare all of the Gold’n Gro formulations. The absence of toxic metals and the cleanliness of the formulations is believed to be an important contributor to the positive growth responses being observed. Itronics believes that these are reasons why the Gold’n Gro products work better than the simple NPK formulations in standard use.

Because the Gold’n Gro fertilizers are more effective, it has been necessary to determine through the use of field trials how much to put on a given crop to obtain a satisfactory growth response. This is a primary reason for the extensive field trials which have been on-going for a number of years. The field trials are demonstrating that quantities of Gold’n Gro as small as a pint per acre are producing a positive growth response on certain field crops. If this "effectiveness" continues to be demonstrated, then it will become possible to economically fertilize virtually any type of field and tree crop with Gold’n Gro products.

Planning for fall crop fertilization is now underway and we are anticipating that some Gold’n Gro products will be used by WFS in these programs. It is expected that commercial use of the nursery products will commence late in the third quarter, and commercial use of the two new micro-nutrient products is also expected to start late in the third quarter. It is for these reasons that the Gold’n Gro sales growth that is now underway is expected to continue into late fall. Due to December/January holidays and typical stormy winter weather, it is expected that a sharp drop in sales will occur from mid-December until mid-January. Gold’n Gro sales are expected to continue to increase at relatively high rates through 2002.

Late in the third quarter of 2000 Whitney & Whitney, Inc. (WWI) signed a Pilot Program Contract (Contract) with a major generator of a material that may be usable as a raw material for the recycling program operated by Itronics Metallurgical, Inc. (IMI). The purpose of the Contract was to evaluate whether the material is suitable for use in Gold’n Gro fertilizer products. Both parties have agreed that if the work is successful they will work together to develop and implement a plan for marketing the fertilizer products. WWI completed the Contract early in the second quarter and is recommending that the evaluation program be continued for another year as initial results indicate that there is potential for the material to be used in IMI’s Gold’n Gro fertilizer products. The generator is now evaluating WWI’s proposal. WWI is also evaluating the results and is investigating the potential for speeding up the development program.

During the second quarter the Company has continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. Four waste streams are currently being considered for future recycling and one of these is a high silver content waste stream.

The Company has concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials. Discussions are underway with an aerospace manufacturer that may lead to development of a prototype program that will demonstrate the "Beneficial Use" concept. The Company’s distillation technology will be a component of the program. It is anticipated that an order for one or more distillation machines could be received prior to year end if the program is implemented. This program would be continued and expanded in 2002.

Also during the quarter the Company added a second large "dot.com" customer which develops digital photographs on high quality photographic paper for individuals who have digital cameras and want to obtain high quality photo prints. This company is growing rapidly as is our other dot.com customer and so the supply of photographic liquids for recycling into fertilizer is continuing to increase. A waiting list of potential new photographic liquid supplying customers that use conventional photographic methods is now developing so that current and near term supplies of used photo chemicals are more than adequate to meet the needs of anticipated Gold’n Gro fertilizer sales growth.

Late in the second quarter IMI had the opportunity to refine some gold bearing sludge generated by one of the smaller Nevada gold mines. The gold recovery was excellent and the dore bullion was quite pure. This represents an extension of use for the new silver refining process which was developed in 2000 and which is now being used by IMI to produce pure silver bullion for sale. Application of this technology for gold refining is expected to expand and it represents an opportunity for growth that is independent of the photographic and agricultural markets. This development also represents the beginning of introducing the IMI thiomet technology to the gold/silver mining industry in Nevada.

During the quarter the Company continued to be contacted by companies with a potential interest in licensing the technology or in making a strategic investment in Itronics. Exploratory discussions are underway with two companies.

Early in the third quarter the Company was informed by a "Socially Responsible Investing" mutual fund manager that Itronics had been given a "B" rating and that Itronics would be recommended to the mutual fund manager’s investors and to other "Socially Responsible Investing" forums and groups. This represents one of the first independent recommendations of the Company by a mutual fund manager.

Also, during the second quarter a public hedge fund made an investment in Itronics’ private placement of convertible notes. This is the first known investment by a public hedge fund in Itronics. The fact that Itronics is showing up on the radar screens of some of the mutual funds and hedge funds is a positive indication that Itronics is beginning to be recognized as a viable investment by fund managers.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended June 30, 2001. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Exercise of warrants for cash	100,000	$ 10,000
Labor services of management, directors and consultants	12,500	12,810
	112,500	$ 22,810

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

                                                ITRONICS INC.

DATED: August 13, 2001                        By: JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President, Treasurer and Director

                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: August 13, 2001                       By: JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

DATED: August 13, 2001                       By: MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)