Form 10QSB
period 2001-09-30
ITRONICS INC
filed 2001-11-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X)     QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

        EXCHANGE ACT OF 1934

                                   For the quarterly period ended September 30, 2001

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

           As of October 31, 2001, 80,008,342 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2001
and December 31, 2000	4

Condensed Consolidated Statements of Operations and Comprehensive
Income for the Three and Nine Months Ended September 30, 2001 and 2000.	6

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2001 and 2000.	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	10

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds	17

Item 6. Exhibits and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

(UNAUDITED)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
CURRENT ASSETS
Cash	$ 4,624	$ 17,990
Accounts receivable, less allowance for
doubtful accounts, 2001, $7,400; 2000, $7,400	221,567	217,719
Account receivable, lease equipment financing	2,809	2,809
Stock subscription receivable	-	82,000
Inventories	264,815	268,719
Prepaid expenses	84,822	154,191
Current portion of deferred loan fees	32,925	25,910
Total Current Assets	611,562	769,338

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,046,298	1,046,298
Design and construction in progress,
manufacturing facility	86,884	48,506
Leasehold improvements	900	900
Equipment and furniture	1,543,238	1,546,477
Vehicles	133,028	133,028
Equipment under capital lease	967,981	896,562
	3,993,329	3,886,771
Less: Accumulated depreciation and amortization	730,208	521,076
	3,263,121	3,365,695
OTHER ASSETS
Intangibles, net of amortization	124,826	89,039
Marketable securities, available for sale	300,947	228,782
Investment in non-public company	30,000	30,000
Deferred loan fees, less current portion, net of
amortization	142,619	86,335
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	34,502	31,067
	642,144	474,473
	$ 4,516,827	$ 4,609,506

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	SEPTEMBER 30,	DECEMBER 31,
	2001	2000
CURRENT LIABILITIES
Accounts payable	$ 525,383	$ 538,333
Accrued management salaries	113,053	27,942
Accrued expenses	261,903	126,632
Insurance contracts payable	29,827	24,943
Interest payable	98,083	18,064
Current maturities of long-term debt	30,410	16,077
Current maturities of capital lease obligations	405,720	263,145
Advances from stockholders	60,722	5,222
Other	18,456	14,331
Total Current Liabilities	1,543,557	1,034,689

LONG-TERM LIABILITIES
Long-term debt, less current maturities	585,681	59,498
Convertible promissory notes	3,320,029	2,668,000
Accrued interest, convertible notes	446,322	221,855
Capital lease obligations, less current maturities	938,273	1,000,529
Accrued salary due stockholder	16,854	22,254
Deferred gain, less current maturities	16,133	23,882
Total Long-Term Liabilities	5,323,292	3,996,018
	6,866,849	5,030,707

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2001, 0 shares; 2000, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
79,537,697 at September 30, 2001; 75,017,412 at
December 31, 2000	79,538	75,017
Additional paid-in capital	10,552,361	9,761,976
Accumulated deficit	(13,123,572)	(10,408,484)
Common stock to be issued	66,223	117,151
Accumulated other comprehensive income (loss)	5,602	9,141
Common stock options outstanding, net	69,826	23,998
	(2,350,022)	(421,201)
	$ 4,516,827	$ 4,609,506

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2001	2000	2001	2000
REVENUES
Fertilizer	$ 34,070	$ 47,638	$ 100,758	$ 108,918
Photobyproduct recycling	66,489	51,923	169,318	144,777
Silver and gold	39,458	27,675	231,867	78,171
Mining technical services	148,418	205,178	418,150	532,962
Total Revenues	288,435	332,414	920,093	864,828
COST OF SALES	352,700	376,690	1,101,395	995,568
Gross Profit (Loss)	(64,265)	(44,276)	(181,302)	(130,740)

OPERATING EXPENSES
Depreciation and amortization	88,175	67,449	253,047	140,332
Research and development	9,884	9,192	33,722	33,919
Sales and marketing	276,114	481,166	1,009,408	1,450,557
Plant start-up costs	-	53,488	-	174,979
General and administrative	237,742	270,157	801,739	702,169
Total Operating Expenses	611,915	881,452	2,097,916	2,501,956
Operating (Loss)	(676,180)	(925,728)	(2,279,218)	(2,632,696)

OTHER INCOME (EXPENSE)
Interest expense	(164,291)	(108,742)	(438,418)	(262,888)
Interest income	148	9,518	2,548	55,740
Total Other Income (Expense)	(164,143)	(99,224)	(435,870)	(207,148)

Income (Loss) before provision for income tax	(840,323)	(1,024,952)	(2,715,088)	(2,839,844)
Provision for income tax	-	-	-	-
Net Income(Loss)	(840,323)	(1,024,952)	(2,715,088)	(2,839,844)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(97,861)	(41,669)	(3,539)	(171,830)
Comprehensive Income (Loss)	$(938,184)	$(1,066,621)	$(2,718,627)	$(3,011,674)

Weighted average number of shares Outstanding (1,000’s)	78,823	73,682	77,579	72,925
Earnings (Loss) per share	$(0.0107)	$(0.0139)	$(0.0350)	$(0.0389)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2001	2000
Cash flows from operating activities
Net income (loss)	$(2,715,088)	$(2,839,844)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	253,047	140,332
Interest on convertible notes	224,467	161,189
Marketable securities received for services	(75,705)	(77,164)
Stock option compensation	45,828	27,612
Bad debts	-	4,750
Other	-	4,516
Expenses paid with issuance of common stock/debt	452,200	711,524
(Increase) decrease in:
Trade accounts receivable	(3,848)	(5,380)
Inventories	3,904	(244,502)
Prepaid expenses	32,813	(75,123)
Deposits	(3,435)	(15,354)
Increase (decrease) in:
Accounts payable	46,345	(74,477)
Accrued expenses and contracts payable	223,991	26,569
Accrued interest	80,019	(1,559)
Net cash used by operating activities	(1,435,462)	(2,256,911)

Cash flows from investing activities:
Acquisition of property and equipment	(66,765)	(739,520)
Acquisition of marketable securities	-	(198,432)
Acquisition of intangibles and investments	(725)	(2,838)
Proceeds from sale of equipment	415	-
Net cash used by investing activities	(67,075)	(940,790)

Cash flows from financing activities:
Proceeds from sale of stock	292,006	714,781
Proceeds from debt, stockholders	58,500	-
Proceeds from long-term debt, unrelated	1,348,513	2,883,000
Payments on debt	(209,848)	(201,233)
Net cash provided by financing activities	1,489,171	3,396,548
Net increase (decrease) in cash	(13,366)	198,847
Cash, beginning of period	17,990	142,287
Cash, end of period	$ 4,624	$ 341,134

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

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

2. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes was begun in March 2001 and $642,000 was raised during the period ended September 30, 2001. The notes are due in three years with dates beginning in March 2004. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.10 to $0.15 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock. Subsequent to September 30, 2001 an additional $580,000 has been raised under the 12% convertible note private placement.

New lease financing on equipment during the first nine months amounted to approximately $287,300, of which $192,300 was received in cash.

In May 2001, the Company placed a first deed of trust on the Stead manufacturing facility. The mortgage is for $550,000, carries an interest rate of 12%, and is amortized over 15 years.

4. During the nine months ended September 30, 2001 the Company received equity financing of $242,000 from the Swartz equity line and $50,000 from warrant exercises. Subsequent to September 30, 2001, $54,900 has been received from the Swartz equity line.

5. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2000.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(UNAUDITED)
	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2001	2000	2001	2000

Revenues:
Photobyproduct Fertilizer	$140,017	$127,236	$501,943	$331,866
Mining Technical Services	148,418	205,178	418,150	532,962
Consolidated Revenues	$288,435	$332,414	$920,093	$864,828

Operating Income (Loss):
Photobyproduct Fertilizer	$(609,059)	$(831,948)	$(2,096,755)	$(2,336,784)
Mining Technical Services	(67,121)	(93,780)	(182,463)	(295,912)
Consolidated Operating Income (Loss)	(676,180)	(925,728)	(2,279,218)	(2,632,696)
Other Income (Expense)	(164,143)	(99,224)	(435,870)	(207,148)
Consolidated Net Income
(Loss) before taxes	$(840,323)	$(1,024,952)	$(2,715,088)	$(2,839,844)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	Sept 30,	December 31,
	2001	2000
Current Assets:
Photobyproduct Fertilizer	$ 383,970	$ 396,429
Mining Technical Services	173,985	189,607
	557,955	586,036
Property and Equipment, net:
Photobyproduct Fertilizer	2,948,055	2,996,308
Mining Technical Services	308,636	361,670
	3,256,691	3,357,978
Other Assets, net:
Photobyproduct Fertilizer	155,293	92,307
Mining Technical Services	1,703,303	1,700,611
	1,858,596	1,792,918
Total Assets:
Photobyproduct Fertilizer	3,487,318	3,485,044
Mining Technical Services	2,185,924	2,251,888
Total Segment Assets	5,673,242	5,736,932
Itronics Inc. assets	14,145,494	12,622,324
Less: inter-company elimination	(15,301,909)	(13,749,750)
Consolidated Assets	$4,516,827	$4,609,506

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported sales of $288,435 for the third quarter of 2001, compared to $332,414 for the prior year quarter, a decrease of 13%. Sales for the nine months ended September 30, 2001 were $920,093, compared to $864,828 for the prior year comparable period, an increase of 6%. The net loss for the third quarter of 2001 was $840,323 or $0.0107 per share, compared to a net loss of $1,024,952 or $0.0139 per share for the comparable 2000 period. For the first nine months of 2001 the loss was $2,715,088 or $0.0350 per share, compared to a loss of $2,839,844 or $0.0389 per share for the 2000 comparable period. The primary factor contributing to the decreased loss for the current quarter was reduced operating expenses of $269,500, which was partially offset by an increase in interest expense, net of interest income, of $64,900 and an increased gross loss of $20,000. The increase in interest expense reflects the cost of additional convertible note and lease financing.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2001	2000	2001	2000
Sales revenue	$ 140,017	$ 127,236	$ 501,943	$ 331,866
Operating income (loss)	$(609,059)	$(831,948)	$(2,096,755)	$(2,336,784)

Total segment sales for the third quarter of 2001 were approximately $140,000, an increase of 10% over the prior year third quarter. Fertilizer sales for the quarter were approximately $34,100, compared to $47,600 for the 2000 third quarter, a decrease of 28%. Fertilizer sales dollars declined due to a shift in fertilizer sales gallons from sales primarily to Northern Nevada customers in the third quarter of 2000 to sales in California through our distribution network in the 2001 third quarter, due to focusing the majority of the Company’s marketing effort in the California market. The result of this effort is that the manufacturing portion of the distribution agreement with our primary distributor is now being utilized, wherein the Company sells concentrated Gold’n Gro "syrup" products to its primary distributor, which in turn produces finished products for sale to its customers. On a per gallon basis, the sale prices of the Gold’n Gro "syrup" products are less than that of the finished Gold’n Gro products. Consequently, while sales dollars declined compared to the prior year quarter, sales gallons increased by 23% for the Company and 121% for combined Company and distributor sales gallons. This strategy is intended to create a broad customer base, which is now producing accelerated growth in sales dollars. Photobyproduct recycling revenue for the quarter increased by 28% on an increased volume of 47%, compared to the third quarter of 2000. Growth rates in photobyproduct service revenue are limited by the growth rate of fertilizer sales. Silver/gold sales increased $11,800 from the third quarter of 2000, an increase of 43%. This increase reflects $23,400 in gold sales under the processing agreement with Golden Phoenix Minerals, Inc. Cost of sales increased $34,000 due primarily to increases in direct materials costs of $31,900 related to increased sales. These factors resulted in a gross loss of $87,200 for the third quarter of 2001, compared to a gross loss of $66,000 for the third quarter of 2000, an increased loss of 32%.

Segment operating expenses decreased approximately $244,100 from the third quarter of 2000, due to decreases of $179,800 in sales and marketing, $53,500 in plant start-up costs, and $27,700 in general and administrative costs, which were partially offset by an increase in depreciation of $16,200. The decrease in sales and marketing expenses reflects reduced corporate marketing and reduced costs for development of Gold’n Gro fertilizer product labels and advertising campaigns for Gold’n Gro fertilizer products and the "Silver Nevada Miner" silver bars.

These factors resulted in a 2001 third quarter segment operating loss of $609,100, compared to a loss of $831,900 for the third quarter of 2000, a decreased operating loss of $222,900, or 27%.

For the first nine months of 2001 sales were $501,900 compared to $331,900 for the prior year nine months, an increase of 51%. Operating loss for the nine month period was $2,096,800, compared to $2,336,800 for the comparable 2000 period, a reduced loss of 10%. The primary factor contributing to the reduced loss was decreased sales and marketing costs as discussed above.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2001	2000	2001	2000
Sales revenue	$ 148,418	$ 205,178	$ 418,150	$ 532,962
Operating income (loss)	$(67,121)	$(93,780)	$(182,463)	$(295,912)

Mining technical services revenue was approximately $148,400 for the quarter ended September 30, 2001, compared to $205,200 for the comparable quarter of 2000, a decrease of 28%. The sales decrease includes decreased pass-through revenues of $46,000 from ongoing technical services projects. Cost of sales decreased by $58,000, due to decreases of $46,000 in pass-through costs and $9,600 in payroll and outside consultant fees. These factors resulted in a gross profit for the segment of $23,000, compared to $21,700 for the prior year quarter, an increase of 6%.

Segment operating expenses decreased by $25,400 due primarily to a decrease of $25,300 in sales and marketing costs, which reflects the segment’s allocable portion of reduced corporate marketing costs.

The combination of these factors resulted in a 2001 third quarter segment operating loss of $67,100, compared to a loss of $93,800 for the third quarter of 2000, a decreased operating loss of $26,700, or 28%.

For the first nine months of 2001, segment revenue totaled $418,200 compared to $533,000 for the first nine months of 2000, a decrease of 22%. Operating loss for the period was $182,500 compared to an operating loss of $295,900 for the comparable 2000 period, a reduction of 38%. The primary factors contributing to the improvement were increased technical service fees as a percentage of total revenue and reduced expenditures for sales and marketing costs.

    SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2001 operating loss of $676,200, compared to $925,700 for the third quarter of 2000, a decreased loss of $249,500, or 27%. For the nine month period ended September 30, 2001 the operating loss was $2,279,200 compared to $2,632,700 for the prior year comparable period, a reduction of 13%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $4,624 as of September 30, 2001, compared to $341,134 as of September 30, 2000. Net cash used for operating activities was approximately $1,435,500 for the first nine months of 2001. The cash used for operating activities during the nine month period was financed by a combination of sales of common stock of $242,000 under the Swartz Private Equity, LLC. (Swartz) agreement, $50,000 in warrant exercises, $192,300 in lease financing, $514,200 from mortgage financing on the Reno/Stead manufacturing facility, $642,000 from the Private Placement of 12% convertible promissory notes, and $55,500 in short term advances from stockholders. A total of $66,800 was invested in property and equipment during the period, primarily for design costs for expansion of the manufacturing facility. During the nine months ended September 30, 2001, the Company’s subsidiary, Whitney & Whitney, Inc., accepted restricted common stock from Golden Phoenix Minerals, Inc. (GPXM) in the amount of $75,700 in payment for professional services. During the third quarter 2001 the market value of all GPXM shares held was decreased by $97,900. At September 30, 2001 the Company owned approximately 2.6 million GPXM shares which are valued at $5,600 over the Company’s cost.

Total assets decreased during the nine months ended September 30, 2001 by approximately $92,700 to $4,516,800. Current assets decreased approximately $157,800 due to decreases in stock subscription receivable of $82,000 and prepaid expenses of $69,400.

Current liabilities increased by approximately $508,900 and total liabilities increased by $1,836,100. The increase in total liabilities is due to a net increase of $80,300 in capital lease obligations due to lease financing of equipment, $652,000 in 12% Convertible Promissory Notes, $224,500 in accrued interest on the Convertible Promissory Notes, $550,000 in financing on the manufacturing facility, accrued management salaries of $79,700, and accrued expenses and interest of $215,300, which was partially offset by a decrease in accounts payable of $13,000. The primary components of the increase in current liabilities are an increase of $236,900 in current maturities of long-term debt and capital lease obligations and related accrued interest, $85,100 in accrued management salaries, $135,300 in accrued expenses, and $55,500 in short term advances from stockholders.

III. Working Capital/Liquidity

During the nine months ended September 30, 2001, working capital decreased by approximately $666,600 to a deficit balance of $932,000. Management has continued the Company's ongoing program of reducing cash outlays through payment of consulting and other labor services with common shares, and during the nine months ended September 30, 2001, approximately $452,200 in various expenses were paid in this manner. In addition, a private placement of 12% convertible promissory notes was begun during the first quarter, with a total of $642,000 received through September 30, 2001. Also, $242,000 was received under the Swartz agreement, $50,000 was received from the exercise of warrants, $706,500 was received from the building and equipment financing, and $55,500 was received from short-term advances from stockholders.

As noted, there is presently a working capital deficit of $932,000. Due to the decline of the Company’s share price, much of the funding anticipated under the Swartz agreement has not been available, and some warrants have not been exercised. The Company has had limited cash liquidity since the third quarter of 2000 and has maintained its operating obligations through the financing described above. The private placement of convertible notes has continued, with $580,000 received since September 30 to date, and $54,900 has been received under the Swartz equity line.

The Company’s present cash operating requirements are approximately $600,000 per quarter. This is expected to continue through the first quarter of 2002 when increased fertilizer sales will begin to produce substantial cash flow. The Company is now working on completion of its Phase I funding program to raise $2.2 million from 12% Convertible Promissory Notes, of which just under $600,000 has been received subsequent to September 30, 2001. Phase I funding includes $2.2 million for operating loss/working capital needs and $600,000 for material handling and truck loading equipment. It is anticipated that the majority of the Phase I equipment will be lease financed. The private placement of convertible notes is in tranches of $500,000, with the conversion price of the notes to be reviewed after each tranche is funded. Deteriorating financial market and economic conditions have made this financing more difficult, and therefore the scope of the financing effort has been expanded.

In addition, Phase II funding, which includes installation of bulk tankage, upgrading the tank truck loading and unloading facility, and inventory/receivable financing will be required at a future date, at an estimated cost of $2.5 million.

Actions being taken to accelerate Gold’n Gro fertilizer sales are explained in the New Developments section below.

IV. New Developments

During the second quarter of 2001, the Company’s Gold’n Gro fertilizer marketing effort was focused on the Company’s two new sales representatives teaming with our distribution network to present product demonstrations to fertilizer customers and to assist in field trials on various crops. On-going field trials of Gold’n Gro fertilizer products continue to show significant improvements in crop production and quality. The trials are providing agronomic data that is being used to develop Gold’n Gro nutrition programs for the crops being tested. This year field trials have been conducted on alfalfa, cut flowers, herbs, watermelons, plums, lemons, dates, sweet corn, green peppers, tomatoes, and cotton.

The field trials are demonstrating that the Gold’n Gro products will provide both agronomic and economic benefits in the "specialty agricultural" markets. Specialty agriculture includes vegetables, cut flowers, herbs and spices, and fruits and nuts of all types. These crops are relatively high value compared to field grains such as corn, wheat, and soybeans. Alfalfa is typically considered as a "hay" or "forage" crop and is generally of low to intermediate value when compared to specialty agricultural crops, however, high nutrient content alfalfa for the dairy market often commands a significant price premium which puts it at the low end of specialty agricultural crop values.

Most of the field trials in the alfalfa market have now been completed. Measured increases in production have ranged from 17 percent to 100 percent. The Gold’n Gro fertilizer increases both output and quality on alfalfa that is already being fertilized by the grower, with greater increases on fields that are not fertilized or sparingly fertilized. Although this market is very large, the value of the product in relation to the increase in output is lower than on most of the other crops being evaluated. Because of mixed fertilizer usage habits by the various alfalfa farmers, and because of relatively low crop value, the Company is concentrating its sales efforts and on-going customer development efforts on the higher value crops that have been identified.

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

The Company is working with its distributors on an on-going basis to identify and implement sales development programs that will increase the rate of market penetration with the Gold’n Gro products. A much greater understanding of the details of the market has been obtained directly from this process. This improved understanding is strengthening the working relationship that has been developed with our distributors and is producing continuing increases in sales in a market that is in a state of rapid decline.

Field trials performed in association with our distributors have led to the development of applications that are expected to be profitable for the grower customers. In addition, potential for making some special blends with the distributor’s highest volume products has been identified. These blends will enhance existing fertilization programs to provide the agronomic benefits of the Gold’n Gro products without significantly changing standard grower fertilization practices. Work is proceeding with the development and introduction of these blends to the distribution network. Use of these blends will further expand the sales of Gold’n Gro products and is expected to accelerate the acceptance of the Gold’n Gro products in the market.

During the first quarter, the need for two "chloride free" products was identified as a result of suggestions from WFS and from prospective customers. Development was initiated in the first quarter, with a new chloride free "plant starter" product for the nursery, greenhouse, and vegetable markets, and a new chloride free "general purpose" product for the nursery, greenhouse, and golf course markets being readied for introduction during the second quarter of 2001. During the second quarter field trials were initiated with two nursery operations. Positive results are being obtained and commercial use began late in the third quarter.

In the second quarter a need for two additional micro-nutrient products was identified by our distributor network. Product development was initiated and in early August prototype formulations were delivered to our distributors for evaluation. This project produced one product that will be used in large volume in the California specialty agriculture market. Bulk sales started late in the third quarter. This new development represents an increasing commitment by the distribution network to speed up the introduction of Gold’n Gro products into the California market. After completion of the new products, Itronics has 18 Gold’n Gro products that are either being used or being evaluated for use. Additional to this are 36 special blends that have been developed and which are now being introduced to the distribution network.

Field test results using Gold’n Gro products have been published for Alfalfa, Fresh Plums, Oranges, Sweet Corn, and Watermelons. The field test results and crop value statistics are summarized in the following table. On a national basis, the Gold’n Gro products appear to have the potential to add 10’s of millions of dollars in increased value and output for the indicated crops.

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

Fall crop fertilization is now underway and we are shipping Gold’n Gro products for use in these programs. Due to December/January holidays and typical stormy winter weather, it is expected that a sharp drop in sales will occur from mid-December until mid-January. Gold’n Gro sales are expected to continue to increase at relatively high rates through 2002.

Late in the third quarter of 2000 Whitney & Whitney, Inc. (WWI) signed a Pilot Program Contract (Contract) with a major generator of a material that may be usable as a raw material for the recycling program operated by Itronics Metallurgical, Inc. (IMI). The purpose of the Contract was to evaluate whether the material is suitable for use in Gold’n Gro fertilizer products. Both parties have agreed that if the work is successful they will work together to develop and implement a plan for marketing the fertilizer products. WWI completed the Contract early in the second quarter and recommended that the evaluation program be continued for another year. The generator is still evaluating WWI’s proposal. WWI is also evaluating the results and is investigating the potential for speeding up the development program.

During the third quarter the Company continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. Four waste streams are currently being considered for future recycling and one of these is a high silver content waste stream.

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

Also, early in the fourth quarter a public hedge fund made an investment in Itronics’ private placement of convertible notes. This is the second known investment by a public hedge fund in Itronics. The fact that Itronics is showing up on the radar screens of some of the mutual funds and hedge funds is a positive indication that Itronics is beginning to be recognized as a viable investment by fund managers.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended September 30, 2001. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Labor services of management, directors and consultants	12,500	$ 12,066

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

                                                        ITRONICS INC.

DATED: November 12, 2001                                By: /S/JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 12, 2001                                By: /S/JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive Officer)

DATED: November 12, 2001                                By: /S/MICHAEL C. HORSLEY

                                                           Michael C. Horsley

                                                           Controller

                                                           (Principal Accounting Officer)