Form 10QSB
period 2002-03-31
ITRONICS INC
filed 2002-05-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                        For the quarterly period ended March 31, 2002

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

          As of April 30, 2002, 82,783,512 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2002 and December 31, 2001	4

Condensed Consolidated Statements of Operations and Comprehensive Income
for the Three Months Ended March 31, 2002 and 2001.	6

Condensed Consolidated Statements of Cash Flows for the Three Months Ended
March 31, 2002 and 2001.	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of Operation	10

PART II- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	16
Item 3. Defaults Upon Senior Securities	16
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATIONON

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2002 AND DECEMBER 31, 2001

(UNAUDITED)

ASSETS

	MARCH 31,	DECEMBER 31,
	2002	2001
CURRENT ASSETS
Cash	$ 262,958	$ 14,675
Accounts receivable, less allowance for
doubtful accounts, 2002, $7,400; 2001, $7,400	246,718	166,976
Account receivable, other	2,168	-
Marketable securities	116,755	-
Inventories	348,360	318,595
Prepaid expenses	203,427	100,797
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	1,226,611	647,268

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,046,298	1,046,298
Design and construction in progress, manufacturing facility	91,301	86,884
Leasehold improvements	900	900
Equipment and furniture	1,618,578	1,585,995
Vehicles	133,028	133,028
Equipment under capital lease	1,074,548	971,888
	4,179,653	4,039,993
Less: Accumulated depreciation and amortization	861,066	794,750
	3,318,587	3,245,243
OTHER ASSETS
Intangibles, net of amortization	154,118	166,082
Marketable securities, available for sale	406,076	313,849
Deferred loan fees, less current portion, net of
amortization	126,612	138,171
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	39,938	38,397
	735,994	665,749
	$5,281,192	$4,558,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	MARCH 31,	DECEMBER 31,
	2002	2001
CURRENT LIABILITIES
Accounts payable	$ 494,395	$ 516,312
Accrued management salaries	159,831	83,329
Accrued expenses	376,478	319,691
Insurance contracts payable	39,011	30,799
Interest payable	78,309	74,097
Current maturities of long-term debt	38,500	38,255
Current maturities of capital lease obligations	730,236	426,744
Current maturities of advances from stockholders	224,322	25,222
Current maturities of convertible notes and accrued interest	3,188,646	25,438
Other	18,463	18,463
Total Current Liabilities	5,348,191	1,558,350

LONG-TERM LIABILITIES
Long-term debt, less current maturities	591,569	599,472
Convertible promissory notes	1,856,529	3,890,029
Accrued interest, convertible notes	104,275	540,444
Capital lease obligations, less current maturities	593,524	882,485
Accrued salary due stockholder	13,254	15,054
Deferred gain, less current maturities	10,965	13,548
Total Long-Term Liabilities	3,170,116	5,941,032
	8,518,307	7,499,382

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2002, 0 shares; 2001, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
82,337,727 at March 31, 2002; 80,999,392 at
December 31, 2001	82,338	80,999
Additional paid-in capital	11,143,649	10,829,459
Accumulated deficit	(14,960,125)	(14,062,234)
Common stock to be issued	192,193	152,960
Accumulated other comprehensive income (loss)	207,673	(27,403)
Common stock options outstanding, net	97,157	85,097
	(3,237,115)	(2,941,122)
	$5,281,192	$4,558,260

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

	2002	2001
REVENUES
Fertilizer	$ 111,910	$ 23,249
Photobyproduct recycling	57,220	48,246
Silver and gold	30,642	136,093
Mining technical services	68,863	150,631
Total Revenues	268,635	358,219
COST OF SALES	338,549	411,674
Gross Profit (Loss)	(69,914)	(53,455)

OPERATING EXPENSES
Depreciation and amortization	91,291	79,794
Research and development	14,922	13,150
Sales and marketing	260,078	395,850
Delivery and warehousing	8,781	1,699
General and administrative	258,652	278,775
Total Operating Expenses	633,724	769,268
Operating (Loss)	(703,638)	(822,723)
OTHER INCOME (EXPENSE)
Interest expense	(195,720)	(126,662)
Interest income	3	641
Other	1,463	-
Total Other Income (Expense)	(194,254)	(126,021)
(Loss) before provision for income tax	(897,892)	(948,744)
Provision for income tax	-	-
Net Income(Loss)	(897,892)	(948,744)
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net	235,076	(10,202)
Comprehensive Income (Loss)	$(662,816)	$(958,946)

Weighted average number of shares
Outstanding (1,000’s)	81,697	76,246
Earnings (Loss) per share	$(0.0110)	$(0.0124)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(UNAUDITED)

	2002	2001
Cash flows from operating activities
Net income (loss)	$ (897,892)	$ (948,744)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	91,291	79,794
Interest on convertible notes	113,890	63,930
Marketable securities received for services	(14,164)	(15,000)
(Gain) Loss on investments	(1,463)	-
Stock option compensation	12,060	15,276
Expenses paid with issuance of common stock:
Consulting expenses	117,113	121,875
Directors fees	2,400	2,130
Salaries	67,009	26,019
Interest	2,700	-
(Increase) decrease in:
Trade accounts receivable	(79,742)	26,910
Inventories	(29,765)	43,830
Prepaid expenses	(17,098)	(10,029)
Deposits	(1,541)	(3,435)
Increase (decrease) in:
Accounts payable	16,023	77,403
Accrued expenses and contracts payable	139,701	98,220
Accrued interest	4,212	20,885
Net cash used by operating activities	(475,266)	(400,936)

Cash flows from investing activities:
Acquisition of property and equipment	(46,627)	(43,602)
Acquisition of intangibles and investments	-	(575)
Proceeds from sale of investments	32,214	-
Net cash used by investing activities	(14,413)	(44,177)

Cash flows from financing activities:
Proceeds from sale of stock	10,000	194,700
Proceeds from long-term debt, stockholders	212,545	-
Proceeds from long-term debt, unrelated	614,500	302,282
Payments on long-term debt, stockholders	(400)	-
Payments on long-term debt, unrelated	(98,683)	(50,618)
Net cash provided by financing activities	737,962	446,364
Net increase (decrease) in cash	248,283	1,251
Cash, beginning of period	14,675	17,990
Cash, end of period	$ 262,958	$ 19,241

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by generally accepted accounting principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2001. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes is ongoing and $614,500 was raised during the quarter. The notes are due in three years. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.15 to $0.25 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock. Subsequent to March 31, 2002 an additional $161,100 has been raised from the Private Placement.

New lease financing on equipment during the first quarter amounted to approximately $112,000.

An officer/stockholder loaned Whitney & Whitney, Inc. (WWI) $125,000, and in addition loaned WWI 600,000 shares of Golden Phoenix Minerals, Inc. (GPXM) stock which were sold for $83,045. Subsequently, WWI repaid 416,463 of the GPXM shares out of shares owned by it.

4. As of March 31, 2002 lease payments totaling $108,591 were in arrears. Of this amount, $43,010 remains unpaid as of the date of this report. As required by Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through March 31, 2002, a total of $270,831, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $110,162 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

5. Following are the components of Other Comprehensive Income:

Three Months Ended
	March 31, 2002	March 31, 2001
Unrealized holding gains (losses) arising during the period	$ 237,133	$ (10,202)
Less: reclassification adjustment	(2,057)	-
Other Comprehensive Income	$ 235,076	$ (10,202)

6. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2001.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated income (loss) before taxes:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31, 2002	March 31, 2001
Revenues:
Photobyproduct Fertilizer	$ 199,772	$ 207,588
Mining Technical Services	68,863	150,631
Consolidated Revenues	$268,635	$ 358,219

Operating Income (Loss):
Photobyproduct Fertilizer	$(615,169)	$(770,233)
Mining Technical Services	(88,469)	(52,490)
Consolidated Operating Income (Loss)	(703,638)	(822,723)
Other Income (Expense)	(194,254)	(126,021)
Consolidated Net Income (Loss) before taxes	$(897,892)	$(948,744)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets:

	March 31,	December 31,
	2002	2001
Current Assets:
Photobyproduct Fertilizer	$ 505,884	$ 449,996
Mining Technical Services	401,241	145,474
	907,125	595,470
Property and Equipment, net:
Photobyproduct Fertilizer	3,040,777	2,948,854
Mining Technical Services	272,237	290,387
	3,313,014	3,239,241
Other Assets, net:
Photobyproduct Fertilizer	142,356	150,139
Mining Technical Services	2,110,960	2,095,916
	2,253,316	2,246,055
Total Assets:
Photobyproduct Fertilizer	3,689,017	3,548,989
Mining Technical Services	2,784,438	2,531,777
Total Segment Assets	6,473,455	6,080,766
Itronics Inc. assets	17,044,513	16,278,194
Less: inter-company elimination	(18,236,776)	(17,800,700)
Consolidated Assets	$5,281,192	$4,558,260

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $268,635 for the quarter ended March 31, 2002, compared to $358,219 for the prior year quarter, a decrease of 25%. The decline was due to a decline in mining technical services revenue. This decline reflects the ongoing revenue shift from the technical services segment to the photobyproduct fertilizer segment. The consolidated net loss was $897,892, or $0.0110 per share, for the quarter ended March 31, 2002, compared to a net loss of $948,744 or $0.0124 per share for the comparable 2001 period. The primary factor contributing to the reduced loss for the quarter was reduced operating expenses of $135,544, which was partially offset by increased interest expense of $69,058 due to increased borrowing on the Convertible Note Private Placement.

To provide a more complete understanding of the factors contributing to the changes in sales, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

   PHOTOBYPRODUCT FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products under the Gold’n Gro trademark which are being introduced into the markets in California, Nevada, Oregon, and Hawaii. Revenues are generated from fertilizer sales, silver sales, and photobyproduct management services (transportation and processing fees).

	Three Months Ended March 31,
	2002	2001
Sales revenue	$ 199,772	$ 207,588
Operating income (loss)	$(615,169)	$(770,233)

Total segment sales for the first quarter of 2002 were $199,800, compared to $207,600 for the prior year quarter, a decrease of 4%. Fertilizer sales for the quarter were $111,900, compared to $23,200 for the 2001 first quarter, an increase of 381%. The fertilizer sales increase is due to bulk sales of the Gold’n Gro Zinc micro-nutrient product that was introduced in the third quarter of 2001. Sales to the turf and ornamental market are also increasing. Photobyproduct recycling revenue for the quarter increased by $9,000, or 19%, on an increased volume of 9%, compared to the first quarter of 2001. Silver/gold sales decreased $105,500 from the first quarter of 2001, a decrease of 77%. The decrease reflects the prior year sale of $56,600 in gold under the processing agreement with GPXM and $65,100 in silver sales from melting down blemished "Silver Nevada Miner" bars. Such sales did not occur in the current quarter. GPXM, with the assistance of WWI, has made arrangements to sell its gold directly to a large refiner at a lower net cost of refining and transportation than the Company can provide. Consequently, future gold sales under the agreement with GPXM are expected to be limited to circumstances where the Company’s specialized refining technology can be used to enhance the purity of GPXM’s gold bearing material. Cost of sales decreased $28,100 due to a decrease in direct materials costs of $48,800 related to decreased silver/gold sales, which was partially offset by increases of $11,400 in payroll and related costs and $6,900 in utilities. These factors resulted in a gross loss of $76,000 for the first quarter of 2002, compared to a gross loss of $96,300 for the first quarter of 2001, an improvement of $20,300. Delivery and warehousing costs will become increasingly significant cost items as fertilizer sales expand. Consequently, the Company, in accordance with standard industry practice, has begun to report these costs as a separate line item in operating expenses. Previously, such costs were included in cost of sales. For the current quarter, delivery costs were $8,800, compared to $1,700 for the prior year first quarter.

Segment operating expenses decreased approximately $134,800 from the first quarter of 2001, due to decreases of $131,400 in sales and marketing and $22,800 in general and administration, which were partially offset by increases of $10,500 in depreciation and $7,100 in delivery costs. The reduction in sales and marketing expenses reflects a shift in marketing focus to a heavier emphasis on fertilizer marketing and a reduction in corporate marketing.

These factors resulted in a 2002 first quarter segment operating loss of $615,200, compared to a loss of $770,200 for the first quarter of 2001, a decreased operating loss of $155,100.

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

	Three Months Ended March 31,
	2002	2001
Sales revenue	$ 68,863	$ 150,631
Operating income (loss)	$(88,469)	$(52,490)

Mining technical services revenue was $68,900 for the quarter ended March 31, 2002, compared to $150,600 for the comparable quarter of 2001, a decrease of $81,800, or 54%. The revenue decrease reflects the decision by one of the Company’s primary clients to focus on selling, rather than developing, its Nevada mining property. Services to the client are limited primarily to locating a buyer for the property. In prior years, the Company actively managed the property for the purpose of accumulating the information necessary to present the property to major mining companies. Such work is now substantially complete. Cost of sales decreased by $45,000, due primarily to a decrease of $41,200 in payroll and outside consulting costs due to the decreased work load. These factors resulted in a gross profit for the segment of $6,100 compared to $42,900 for the prior year first quarter, a decrease of $36,700.

Segment operating expenses decreased nominally.

The combination of these factors resulted in a 2002 first quarter segment operating loss of $88,500, compared to a loss of $52,500 for the first quarter of 2001, an increased operating loss of $36,000.

In recent weeks the gold price has climbed above $300 per ounce and has remained there. It appears that the bottom of the gold market may have been reached in 2001. The industry has recently seen a number of gold project financings, which signals increasing activity in the industry. This may translate into additional technical service projects in the latter half of this year and going forward to next year. Also, the improved gold price is important to the Company’s investment in GPXM as both its prospects for financing the Mineral Ridge Mine and the profitability of the Mine are enhanced with an improved gold market. The Company recently reached agreement on a three year extension of its technical services contract with GPXM.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter decreased operating loss of $119,100.

II. Changes in Financial Condition; Capitalization

Cash amounted to $262,958 as of March 31, 2002, compared to $19,241 as of March 31, 2001. Net cash used for operating activities was approximately $475,300 for the first three months of 2002. The cash used for operating activities during the period was financed by a combination of $10,000 in warrant exercises, $212,600 in loans from an officer/stockholder, and $614,500 from the Private Placement of 12% convertible promissory notes. A total of $46,600 was invested in property and equipment during the period, primarily for manufacturing equipment.

Total assets increased during the three months ended March 31, 2002 by approximately $722,900 to $5,281,200. Current assets increased approximately $579,300 due to increases in cash of $248,300, accounts receivable of $79,700, marketable securities of $116,800, inventory of $29,800, and prepaid expenses of $102,600. Total property and equipment increased $139,700, which includes lease financed equipment of $112,000. Other assets increased by $70,200 due to a $209,000 increase in the value of the Company’s investment in GPXM stock, of which $116,800 is classified in current assets. The net increase in value of GPXM stock was partially offset by amortization of various intangible assets. At March 31, 2002 the Company owned 2.752 million shares of GPXM with a value of $522,800. During the quarter the Company sold 803,000 GPXM shares, with total net proceeds of $117,400, to assist with the Company’s cash operating requirements.

Current liabilities increased by approximately $3,789,800 and total liabilities increased by $1,018,900. Total liabilities increased due to new private placements of $614,500 in Convertible Promissory Notes, $199,100 in advances from stockholders, $107,000 in accrued interest on the Convertible Promissory Notes, and $145,700 in various other current liabilities. Current liabilities increased due to reclassification of convertible notes and accrued interest totaling $3,163,200, reclassification of $270,800 of capital lease obligations, net advances of $199,100 from officer/stockholders, $76,500 in accrued management salaries, and $56,800 in accrued expenses.

III. Working Capital/Liquidity

During the three months ended March 31, 2002, working capital decreased by approximately $3,210,500 to a deficit balance of $4,121,600. $3,163,200 of the reduced working capital is due to the reclassification of convertible notes payable and accrued interest that became due within twelve months of March 31, 2002 during the current quarter. Notes maturing in early 2003 have conversion prices ranging from $.50 to $1.18, and there is a possibility that the market price at the time the note matures will be a lesser amount. In order to conserve cash, note holders may be offered a lower conversion price and/or a higher interest rate, as an inducement to extend the term of their Note. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increase in current liabilities. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep all significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2001 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) has not been available since October 2001 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which has been filed and became effective on April 30, 2002. Significant terms to the amended contract include the elimination of future warrants to be granted Swartz upon the exercise of the Company’s put rights, extending the term of the agreement to February 27, 2004, eliminating the six month minimum commitment fee and the right of first refusal on capital raising transactions, and the easing of restrictive covenants on such transactions. With the rebound in the stock price since the first of the year, it is anticipated that much more significant funding will be received under this agreement than was received in 2001. However, the Swartz equity funding may not be sufficient to meet the Company’s working capital needs, so it is anticipated that the private placement of convertible promissory notes will continue.

As noted above, current assets increased approximately $462,600 during the quarter. The increase in two components, accounts receivable and inventory, is a direct result of increasing fertilizer sales. As the late spring and early summer season approaches, it is anticipated that fertilizer sales will continue to expand rapidly, which will result in increasing receivables and inventory. As can be seen in the Condensed Consolidated Statements of Cash Flows, when current assets such as receivables and inventory increase, cash is reduced. Consequently, the Company’s cash needs to support sales growth will be increased in the coming months.

IV. New Developments

The Company’s expansion of its Gold’n Gro fertilizer manufacturing and sales continued during the quarter, with consistent sales in tank truck quantities of the new chelated micronutrient Gold’n Gro zinc now occurring. The Company is completing the installation of a bulk liquid fertilizer tank truck load out facility, which has the capability to load a 5,000 gallon tank truck in 30 minutes, providing the capacity to handle anticipated growth in demand during the next two years. Ongoing changes in the factory process, arising as a result of specific sales opportunities such as the zinc fertilizer product, include installation of heater/cooler equipment, expected to be operational in mid June, which will increase capacity of the batch mixing system to well in excess of 20,000 gallons (about 100 tons) per 24 hour day.

The Company presently sells its commercial GOLD’n GRO products in 2.5 gallon, 55 gallon and 250 gallon containers. The 250 gallon capacity mini-bulk totes are the most popular size and are used for interim storage and for shipping of GOLD'n GRO products. The bulk totes are approved for highway transportation and are a convenient unit for use by GOLD'n GRO customers. The Company now has an inventory of more than 1000 of these totes and the number of totes in use is continuing to increase.

Additional near term expansion projects that have been identified include installation of a truck scale, partial automation of the raw material feed system, and installation of additional bulk tankage both indoors and outdoors. Installation of a rail siding will be required further in the future. The plant will then be able to produce and ship about 36,000 tons of finished products per year; this volume could then be more than doubled in the future with some automation and installation of an additional manufacturing unit.

The capital cost of the truck load out and the heating/cooling system presently being installed is budgeted at $280,000. The bulk tankage system is estimated to cost $2.5 million; technical requirements including a required secondary containment floor result in a barrier to incremental installation to accommodate incremental sales growth.

The Company is nearing completion of a project to upgrade and convert its GOLD'n GRO fertilizer products to a second generation of formulations. The purpose of the upgrade is to provide standardization of formulas and raw material content, which will reduce unit production costs and simplify raw material inventory requirements. The second generation products are low chloride or chloride free, and are demonstrating improved nutritional effectiveness for the crops being fertilized.

The second generation GOLD'n GRO fertilizer products are being formulated to match potential new sources of secondary chelates. This will make it possible to begin to use "non-photo" chelates and low cost, secondary non-photographic sources of raw materials to supplement the Company's photographic raw material sources.

California and several other states are in the process of revising their regulations on fertilizers to require reporting by fertilizer distributors and manufacturers of the toxic heavy metal content of their fertilizers. Also, in California and some other states, the amount of toxic heavy metals allowed to be contained in fertilizer products is being limited. This tightening of environmental regulations is a significant development. All of the Company's GOLD'n GRO fertilizer products meet the revised standards, and thus are attractive to growers and the new toxic metal rules are increasing grower awareness of the need to obtain and use environmentally sound products. The Company believes that the market will shift to the use of environmentally sound materials and while this shift is taking place the GOLD'n GRO products will have a marketing advantage.

The change in the state regulations required the redesign of the fertilizer packaging labels. The label is a formal document which provides the guarantee of the contents of the fertilizer and provides suggestions for use. The cost of labeling has now increased significantly as has the cost of documenting the contents of the products. Because of this a decision was made early in the first quarter to reduce the number of GOLD'n GRO products for sale to the professional markets from 18 to 9. The GOLD'n GRO professional labels for these 9 products have been redesigned and are now being introduced. The redesign project was coordinated with the upgrade to second generation formulations discussed above, so no additional label design work will be needed. This work represents a major undertaking and is now complete.

GOLD’n GRO products are currently registered for sale in California and Nevada; Hawaii accepts California registration. The Company will now register some of the GOLD'n GRO products for sale in Oregon, Idaho, and Utah.

The Company's two "consumer" package products are being sold locally in Reno and over the internet through the web page catalog and shopping cart. The cost of entry into the consumer retail market is large and with the new product and label registration requirements, the cost has been substantially increased. The Company is continuing to explore opportunities for entering the consumer market, but believes that a strategic partner who is already in that market will be necessary before entry can be made effectively.

The GOLD'n GRO fertilizer product line now has a good selection of products for the turf and ornamental markets, with 3 products for the nursery and specialty agriculture markets, and 3 high quality chelated micro-nutrient products which can be used in all of the markets. The GOLD'n GRO chelated multi-nutrient products are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets. The specialty products are generally sold in smaller quantities and at higher prices than the primary Nitrogen (N), Phosphate (N), and Potassium(K), commonly referred to as NPK which are generally sold as single nutrient products in large tonnages at relatively low bulk commodity prices.

The Company has the opportunity to become a large supplier of chelated multi-nutrient specialty products because the photographic byproduct materials used as base components have a high chelate content and the cost of goods is lower than the cost of purchasing new "unused" chelates. This natural advantage in raw material supply which is provided by the Company's proprietary "Beneficial Use Photobyproduct Recycling" technology is now beginning to display itself through the rapidly expanding sales of GOLD'n GRO Zinc. As other secondary raw material sources are developed using the Company's proprietary technology, the cost of raw materials for producing the GOLD'n GRO products will become very stable and provide competitive longer term specialty product pricing for GOLD'n GRO customers.

Several field crop trials were successfully completed in 2001, several trials are continuing, and several new trials have been initiated. The trial on valencia oranges in southern California is completing its first full year, and a trial on table grapes using the GOLD'n GRO Zinc and the GOLD'n GRO Iron is underway in southern California. Several nursery trials are also underway as are trials at several turf farms. A field trial using the micronutrient products on peaches in southwestern Colorado has been initiated by a major University and a field trial on seed grass in Oregon is being initiated. Discussions are underway to initiate some field trial work with the micronutrient products in southern Texas.

Now that the GOLD'n GRO product line has been established, the Company's focus on expanding GOLD'n GRO sales will be increased. The Company has started discussions with potential distributors in selected states not covered by its current distribution network.

The Company's photobyproduct services business has continued to expand due to continued growth in the use of conventional photography in the markets being serviced. The supply of these materials is more than adequate to support continuing growth in fertilizer demand. During the quarter the Company did enter into strategic discussions with potential large suppliers of photobyproduct materials in anticipation of increases in the rate of GOLD'n GRO fertilizer demand growth.

The Company has been awarded a contract by the Department of Defense for five vacuum water recovery units, to be installed early in the third quarter on certain military bases. After the equipment is installed and operational, the Company will begin to receive the concentrated photobyproducts that are produced by these machines. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photobyproduct Recycling" services to all branches of the U.S. military throughout the United States and is being developed by the Department of Defense in consultation with the Federal EPA.

A Department of Defense contractor has presented the company a waste product for evaluation which contains both silver and materials that may be useable for fertilizer manufacturing. The Company is evaluating this product, which is currently available in relatively small amounts, but which is expected to grow in quantity over time. Other similar materials are known to be treated as waste products for disposal, but with use of the Company's proprietary technology some of these may be converted to useable products to support silver refining and fertilizer manufacturing. Due to the small size of the waste stream, the development of technology for processing these materials has been delayed until the conversion of the GOLD'n GRO fertilizers to the second generation formulations is completed during the second quarter.

The Company's sales of 5 ounce "Silver Nevada Miner" bars over the internet continues to grow, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver were up in the first quarter compared to last year and are expected to grow more significantly in the third and fourth quarters of this year. Growth of silver output is driven to a large degree by photobyproduct processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photobyproduct recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services will be limited to categories of materials where the Company's proprietary technology can be used and that offer better profit opportunities than conventional precious metal refining.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended March 31, 2002. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no commissions or underwriting discounts have been paid.

	Shares	Value
	Issued	Received
Labor services of management, directors and consultants	32,500	$ 9,350
Convertible note payable and interest conversion	56,540	34,851
Interest on management salary in arrears	26,550	3,738
	115,590	$47,939

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

Item 3. Defaults Upon Senior Securities

As of March 31, 2002 lease payments totaling $108,591 were in arrears. Of this amount, $43,010 remains unpaid as of the date of this report. As required by Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through March 31, 2002, a total of $270,831, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $110,162 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            ITRONICS INC.

DATED: May 14, 2002                                     By: /S/ JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 14, 2002                                     By: /S/ JOHN W. WHITNEY

                                                           John W. Whitney

                                                           President, Treasurer and Director

                                                           (Principal Executive Officer)

DATED: May 14, 2002                                     By: /S/ MICHAEL C. HORSLEY

                                                           Michael C. Horsley

                                                           Controller

                                                           (Principal Accounting Officer)