Form 10QSB
period 2002-06-30
ITRONICS INC
filed 2002-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                                         For the quarterly period ended June 30, 2002

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

As of July 31, 2002, 84,873,324 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2002
and December 31, 2001	4
Condensed Consolidated Statements of Operations and Comprehensive
Income for the Three and Six Months Ended June 30, 2002 and 2001.	6
Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2002 and 2001.	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of Operation	10

PART II- OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	16
Item 3 Defaults upon Senior Securities	16
Item 6. Exhibits and Reports on Form 8-K	16

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2002 AND DECEMBER 31, 2001

(UNAUDITED)

ASSETS

	JUNE 30,	DECEMBER 31,
	2002	2001
CURRENT ASSETS
Cash	$ 123,177	$ 14,675
Accounts receivable, less allowance for
doubtful accounts, 2002, $5,700; 2001, $7,400	194,656	166,976
Marketable securities	108,712	-
Inventories	400,407	318,595
Prepaid expenses	103,588	100,797
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	976,765	647,268

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,067,739	1,046,298
Design and construction in progress,
manufacturing facility	175,305	86,884
Leasehold improvements	900	900
Equipment and furniture	1,696,934	1,585,995
Vehicles	133,028	133,028
Equipment under capital lease	1,074,526	971,888
	4,363,432	4,039,993
Less: Accumulated depreciation and amortization	932,717	794,750
	3,430,715	3,245,243
OTHER ASSETS
Intangibles, net of amortization	161,879	166,082
Marketable securities, available for sale	939,887	313,849
Deferred loan fees, less current portion, net of
amortization	115,053	138,171
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	39,938	38,397
	1,266,007	665,749
	$5,673,487	$4,558,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	JUNE 30,	DECEMBER 31,
	2002	2001
CURRENT LIABILITIES
Accounts payable	$ 651,012	$ 516,312
Accrued management salaries	238,169	83,329
Accrued expenses	345,528	319,691
Insurance contracts payable	43,002	30,799
Interest payable	79,210	74,097
Current maturities of long-term debt	39,300	38,255
Current maturities of capital lease obligations	975,516	426,744
Current maturities of advances from stockholders	204,219	25,222
Current maturities of convertible notes and accrued interest	3,258,796	25,438
Other	17,463	18,463
Total Current Liabilities	5,852,215	1,558,350

LONG-TERM LIABILITIES
Long-term debt, less current maturities	583,257	599,472
Convertible promissory notes	2,066,129	3,890,029
Accrued interest, convertible notes	168,725	540,444
Capital lease obligations, less current maturities	258,262	882,485
Accrued salary due stockholder	13,254	15,054
Deferred gain, less current maturities	8,382	13,548
Total Long-Term Liabilities	3,098,009	5,941,032
	8,950,224	7,499,382

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2002, 0 shares; 2001, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
84,273,324 at June 30, 2002; 80,999,392 at
December 31, 2001	84,273	80,999
Additional paid-in capital	11,465,523	10,829,459
Accumulated deficit	(15,902,748)	(14,062,234)
Common stock to be issued	206,535	152,960
Accumulated other comprehensive income (loss)	760,448	(27,403)
Common stock options outstanding, net	109,232	85,097
	(3,276,737)	(2,941,122)
	$ 5,673,487	$ 4,558,260

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES
Fertilizer	$ 187,030	$ 43,439	$ 298,940	$ 66,688
Photobyproduct recycling	63,197	54,583	120,417	102,829
Silver and gold	38,164	56,316	68,806	192,409
Mining technical services	85,922	119,101	154,785	269,732
Total Revenues	374,313	273,439	642,948	631,658
COST OF SALES	429,981	330,476	768,530	742,150
Gross Profit (Loss)	(55,668)	(57,037)	(125,582)	(110,492)

OPERATING EXPENSES
Depreciation and amortization	92,866	85,078	184,157	164,872
Research and development	19,137	10,688	34,059	23,838
Sales and marketing	342,056	337,444	602,134	733,294
Delivery and warehousing	14,233	4,846	23,014	6,545
General and administrative	266,438	285,222	525,090	563,997
Total Operating Expenses	734,730	723,278	1,368,454	1,492,546
Operating (Loss)	(790,398)	(780,315)	(1,494,036)	(1,603,038)

OTHER INCOME (EXPENSE)
Interest expense	(218,532)	(147,465)	(414,252)	(274,127)
Interest income	-	1,759	3	2,400
Gain (loss) on investments	66,307	-	67,770	-
Total Other Income (Expense)	(152,225)	(145,706)	(346,479)	(271,727)

Income (Loss) before provision for income tax	(942,623)	(926,021)	(1,840,515)	(1,874,765)
Provision for income tax	-	-	-	-
Net Income(Loss)	(942,623)	(926,021)	(1,840,515)	(1,874,765)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	552,775	104,524	787,851	94,322
Comprehensive Income (Loss)	$ (389,848)	$(821,497)	$(1,052,664)	$(1,780,443)

Weighted average number of shares
Outstanding (1,000’s)	83,344	77,612	82,525	76,941

Earnings (Loss) per share	$(0.0113)	$(0.0119)	$(0.0223)	$(0.0244)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

(UNAUDITED)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$(1,840,515)	$(1,874,765)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	184,157	164,872
Interest on convertible notes	248,490	140,464
Marketable securities received for services	(87,089)	(51,658)
(Gain) Loss on investments	(67,770)	-
Stock option compensation	24,135	30,552
Bad debts	4,670	-
Expenses paid with issuance of common stock/debt	494,079	316,865
(Increase) decrease in:
Trade accounts receivable	(32,350)	10,667
Inventories	(81,812)	15,000
Prepaid expenses	(11,464)	9,957
Deposits	(1,541)	(3,435)
Increase (decrease) in:
Accounts payable	172,640	(80,207)
Accrued expenses and contracts payable	190,080	27,634
Accrued interest	5,113	22,229
Net cash used by operating activities	(799,177)	(1,271,825)

Cash flows from investing activities:
Acquisition of property and equipment	(230,406)	(57,563)
Acquisition of intangibles and investments	-	(725)
Proceeds from sale of investments/equipment	162,739	415
Net cash used by investing activities	(67,667)	(57,873)

Cash flows from financing activities:
Proceeds from sale of stock	117,500	267,200
Proceeds from debt, stockholders	232,545	-
Proceeds from long-term debt, unrelated	824,100	1,267,704
Payments on long-term debt	(198,799)	(170,527)
Net cash provided by financing activities	975,346	1,364,377
Net increase (decrease) in cash	108,502	34,679
Cash, beginning of period	14,675	17,990
Cash, end of period	$ 123,177	$ 52,669

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

2. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes is ongoing and $824,100 was raised during the six months ended June 30, 2002. The notes are due in three years. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.15 to $0.25 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock. Subsequent to June 30, 2002 an additional $10,000 has been raised from the Private Placement.

New lease financing on equipment during the six months ended June 30, 2002 amounted to approximately $112,000.

During the six months ended June 30, 2002 an officer/stockholder loaned Whitney & Whitney, Inc. (WWI) $145,000, and in addition loaned WWI 600,000 shares of Golden Phoenix Minerals, Inc. (GPXM) stock which were sold for $83,045. During the same time period, WWI repaid 416,463 of the GPXM shares out of shares owned by it. Subsequent to June 30, 2002 the officer/stockholder has loaned WWI $50,000.

4. As of June 30, 2002 lease payments totaling $103,403 were in arrears. Of this amount, $58,354 remains unpaid as of the date of this report. As required by Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through June 30, 2002, a total of $498,922, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $134,761 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

5. Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Unrealized holding gains (losses)
arising during the period	$ 589,832	$ 104,524	$ 765,681	$ 94,322

Reclassification adjustment	(37,057)	-	22,170	-
Other Comprehensive Income	$552,775	$ 104,524	$ 787,851	$ 94,322

6. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2001.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Photobyproduct Fertilizer	$ 288,391	$ 154,338	$ 488,163	$ 361,926
Mining Technical Services	85,922	119,101	154,785	269,732
Consolidated Revenues	$ 374,313	$ 273,439	$ 642,948	$ 631,658

Operating Income (Loss):
Photobyproduct Fertilizer	$(692,613)	$(717,463)	$(1,307,782)	$(1,487,696)
Mining Technical Services	(97,785)	(62,852)	(186,254)	(115,342)
Consolidated Operating Income (Loss)	(790,398)	(780,315)	(1,494,036)	(1,603,038)
Other Income (Expense)	(152,225)	(145,706)	(346,479)	(271,727)
Consolidated Net Income
(Loss) before taxes	$(942,623)	$(926,021)	$(1,840,515)	$(1,874,765)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2002	2001

Current Assets:
Photobyproduct Fertilizer	$ 559,011	$ 449,996
Mining Technical Services	353,802	145,474
	912,813	595,470

Property and Equipment, net:
Photobyproduct Fertilizer	3,171,120	2,948,854
Mining Technical Services	254,451	290,387
	3,425,571	3,239,241

Other Assets, net:
Photobyproduct Fertilizer	133,032	150,139
Mining Technical Services	2,596,182	2,095,916
	2,729,214	2,246,055

Total Assets:
Photobyproduct Fertilizer	3,863,163	3,548,989
Mining Technical Services	3,204,435	2,531,777
Total Segment Assets	7,067,598	6,080,766
Itronics Inc. assets	17,301,097	16,278,194
Less: inter-company elimination	(18,695,208)	(17,800,700)
Consolidated Assets	$ 5,673,487	$ 4,558,260
9

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $374,313 for the quarter ended June 30, 2002, compared to $273,439 for the prior year quarter, an increase of 37%. The increase was due to an increase of fertilizer sales of $143,600. Sales for the first six months of 2002 were $642,948 compared to $631,658 for the prior year period, an increase of 2%. Sales for the photobyproduct fertilizer segment increased by $126,200, which was partially offset by a decrease in revenues from the Mining Technical Services segment of $114,900. The consolidated net loss was $942,623, or $0.0113 per share, for the quarter ended June 30, 2002, compared to a net loss of $926,021 or $0.0119 per share for the comparable 2001 period. The primary factor contributing to the increased loss for the quarter was increased interest expense of $71,100 related to increased borrowing on the Convertible Note Private Placement, which was partially offset by a gain on sale of investments of $66,300. The consolidated net loss was $1,840,515, or $0.0223 per share, for the six months ended June 30, 2002, compared to a net loss of $1,874,765 or $0.0244 per share for the comparable 2001 period. The primary factor contributing to the reduced loss for the six months was reduced sales and marketing expenses and general and administrative expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales revenue	$ 288,391	$ 154,338	$ 488,163	$ 361,926
Operating income (loss)	$ (692,613)	$(717,463)	$(1,307,782)	$(1,487,696)

Total segment sales for the second quarter of 2002 were approximately $288,400, an increase of 87% over the prior year second quarter. Fertilizer sales for the quarter were $187,000, compared to $43,400 for the 2001 second quarter, an increase of 331%. The fertilizer sales increase is attributable to bulk sales of the GOLD’n GRO Zinc micro-nutrient product that was introduced in the third quarter of 2001. Photobyproduct recycling revenue for the quarter increased by 16% on an increased volume of 6%, compared to the second quarter of 2001. Silver/gold sales decreased $18,200 from the second quarter of 2001, a decrease of 32%. This decrease reflects $27,900 in gold sales under the processing agreement with Golden Phoenix Minerals, Inc. during the prior year quarter. Cost of sales increased $101,800 due primarily to increases in direct materials costs of $87,700 related to increased sales and $14,300 in payroll and related costs due to increased production. These factors resulted in a gross loss of $58,600 for the second quarter of 2002, compared to $90,800 for the prior year quarter, a reduced loss of 35%.

Segment operating expenses increased $7,400 from the second quarter of 2001, due to increases in delivery and warehousing costs of $9,400 related to increased fertilizer sales, $8,400 in research and development costs, and $6,900 in depreciation and amortization which were partially offset by a decrease in general and administration costs of $16,700.

These factors resulted in a 2002 second quarter segment operating loss of $692,600 compared to a loss of $717,500 for the second quarter of 2001, a decreased operating loss of $24,900, or 3%.

For the first six months of 2002 sales were $488,200, compared to $361,900 for the comparable 2001 period, an increase of 35%. Operating loss for the first six months of 2002 was approximately $1,307,800 compared to $1,487,700 for the first six months of 2001, a reduced loss of 12%. The primary factors contributing to the reduced loss were increased sales resulting in a reduced gross loss of $52,500 and reduced operating costs of $127,400.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Sales revenue	$ 85,922	$ 119,101	$ 154,785	$ 269,732
Operating income (loss)	$(97,785)	$(62,852)	$(186,254)	$(115,342)

Mining technical services revenue was $85,900 for the quarter ended June 30, 2002, compared to $119,100 for the comparable quarter of 2001, a decrease of 28%. The revenue decrease reflects the decision by one of the Company’s primary clients to focus on selling, rather than developing, its Nevada mining property. Services to the client are limited primarily to locating a buyer for the property. In prior years, the Company actively managed the property for the purpose of accumulating the information necessary to present the property to major mining companies. Such work is now substantially complete. Cost of sales decreased by $2,300, due to a decrease of $5,000 in pass-through costs. These factors resulted in a gross profit for the segment of $3,000 compared to $33,800 for the prior year second quarter, a decrease of 91%.

Segment operating expenses increased nominally by $4,100.

The combination of these factors resulted in a 2002 second quarter segment operating loss of $97,800, compared to a loss of $62,900 for the second quarter of 2001, an increased operating loss of $34,900, or 56%.

For the first six months of 2002, segment revenue totaled $154,800 compared to $269,700 for the first six months of 2001, a decrease of 43%. Operating loss for the period was $186,300 compared to an operating loss of $115,300 for the comparable 2001 period, an increased operating loss of 61%. The primary factor contributing to the decline was decreased professional fees on technical services projects.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2002 operating loss of $790,400, compared to $780,300 for the second quarter of 2001, an increased loss of $10,100, or 1%. For the six month period ended June 30, 2002 the operating loss was $1,494,000 compared to $1,603,000 for the prior year comparable period, a reduced loss of 7%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $123,177 as of June 30, 2002, compared to $52,669 as of June 30, 2001. Net cash used for operating activities was approximately $799,200 for the first six months of 2002. The cash used for operating activities during the period was financed by a combination of sales of common stock of $100,000 under the Swartz Private Equity, LLC. (Swartz) agreement, $17,500 in warrant exercises, $232,500 in loans from officer/stockholders, and $824,100 from the Private Placement of 12% convertible promissory notes. A total of $230,400 was invested in property and equipment during the period, primarily for equipment costs for the bulk fertilizer truck loading facility and for a heating/cooling unit. $87,100 of Golden Phoenix Minerals, Inc. (GPXM) restricted common stock was received for services during the period. The market value of the GPXM investment was increased by $787,900 during the six months ended June 30, 2002, based on GPXM’s stock price as of June 30, 2002.

Total assets increased during the six months ended June 30, 2002 by $1,115,200 to $5,673,500. Current assets increased $329,500 due to increases in cash of $108,500, accounts receivable of $27,700, marketable securities of $108,700, and inventory of $81,800. Total property and equipment increased $323,400, which includes lease financed equipment of $112,000. Other assets increased by $600,300 due to a $734,800 net increase in the value of the Company’s investment in GPXM stock, of which $108,700 is classified in current assets. The net increase in value of GPXM stock was partially offset by amortization of various intangible assets. At June 30, 2002 the Company owned 2.72 million shares of GPXM with a value of $1,048,600. During the six months ended June 30, 2002 the Company sold 1,307,500 GPXM shares, with total net proceeds of $245,784, to assist with the Company’s cash operating requirements.

Current liabilities increased by $4,293,900 and total liabilities increased by $1,450,800. Total liabilities increased due to new private placements of $824,100 in Convertible Promissory Notes, $134,700 in accounts payable, $179,000 in advances from stockholders, $248,500 in accrued interest on the Convertible Promissory Notes, and $198,000 in various other current liabilities. Current liabilities increased due to reclassification of convertible notes and accrued interest totaling $3,233,400, reclassification of $498,900 of capital lease obligations, accounts payable of $134,700, net advances of $179,000 from officer/stockholders, $154,800 in accrued management salaries, and $25,800 in accrued expenses. The increase in accounts payable reflects $168,900 in payables for the bulk fertilizer truck loading facility and heating/cooling equipment which were incurred in June 2002.

III. Working Capital/Liquidity

During the six months ended June 30, 2002, working capital decreased by approximately $3,964,400 to a deficit balance of $4,875,500. $3,233,400 of the reduced working capital is due to the reclassification of convertible notes payable and accrued interest that became due within twelve months of June 30, 2002 during the period. Notes maturing in early 2003 have conversion prices ranging from $.50 to $1.18, and there is a possibility that the market price at the time the notes mature will be a lesser amount. In order to conserve cash, note holders may be offered a lower conversion price and/or a higher interest rate, as an inducement to extend the term of their Note. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increase in current liabilities. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep all significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which has been filed and became effective on April 30, 2002. Significant terms to the amended contract include the elimination of future warrants to be granted Swartz upon the exercise of the Company’s put rights, extending the term of the agreement to February 27, 2004, eliminating the six month minimum commitment fee and the right of first refusal on capital raising transactions, and the easing of restrictive covenants on such transactions. Through the date of this report $190,000 has been received under the Swartz agreement during 2002. However, the Swartz equity funding may not be sufficient to meet the Company’s future working capital needs, so it is anticipated that a private placement of stock with attached warrants will be started in the third quarter of 2002.

IV. New Developments

The Company’s expansion of its GOLD’n GRO fertilizer manufacturing and sales continued during the quarter, with consistent sales in tank truck quantities of the new chelated micronutrient GOLD’n GRO zinc now occurring. Our distributor network is also receiving truck load orders for GOLD’n GRO 20-1-7, GOLD’n GRO 6-12-9, and GOLD’n GRO 8-8-8.

The Company has completed the installation of a bulk liquid fertilizer tank truck load out facility, which has the capability to load a 5,000 gallon tank truck in 30 minutes, providing the capacity to handle anticipated growth in demand during the next two years. Ongoing changes in the factory process, arising as a result of specific sales opportunities such as the zinc fertilizer product, include installation of heater/cooler equipment, expected to be operational in the fourth quarter, which will increase capacity of the batch mixing system to well in excess of 20,000 gallons (about 100 tons) per 24 hour day.

The Company presently sells its commercial GOLD’n GRO products in 2.5 gallon, 55 gallon, and 250 gallon containers and full or partial truck load quantities. The 250 gallon capacity mini-bulk totes are the most popular size and are used for interim storage and for shipping of GOLD'n GRO products. The bulk totes are approved for highway transportation and are a convenient unit for use by GOLD'n GRO customers. The Company now has an inventory of more than 1,000 of these totes and the number of totes in use is continuing to increase.

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

The Company is completing a project to upgrade and convert its GOLD'n GRO fertilizer products to a second generation of formulations. The purpose of the upgrade is to provide standardization of formulas and raw material content, which will reduce unit production costs and simplify raw material inventory requirements. The second generation products are low chloride or chloride free, and are demonstrating improved nutritional effectiveness for the crops being fertilized.

The second generation GOLD'n GRO fertilizer products are also being formulated to match potential new sources of secondary chelates. This will make it possible to begin to use "non-photo" chelates and low cost, secondary non-photographic sources of raw materials to supplement the Company’s photographic raw material sources.

The Company believes that the fertilizer market is shifting to the use of environmentally sound materials and now that this shift is taking place the GOLD'n GRO products will have a marketing advantage. New toxic metal rules are increasing grower awareness of the need to obtain and use environmentally sound products. California and several other states are revising their regulations on fertilizers to require reporting by fertilizer distributors and manufacturers of the toxic heavy metal content of their fertilizers. Also, in California and some other states, the amount of toxic heavy metals allowed to be contained in fertilizer products is being limited. This tightening of environmental regulations is a significant development. All of the Company's GOLD'n GRO fertilizer products meet the revised standards, and thus are attractive to growers.

The change in the state regulations required the redesign of the fertilizer packaging labels. The label is a formal document which provides the guarantee of the contents of the fertilizer and provides suggestions for use. The cost of labeling has increased significantly as has the cost of documenting the contents of the products. Because of this a decision was made early in the first quarter to reduce the number of GOLD'n GRO products for sale to the professional markets from 18 to 9. The GOLD'n GRO professional labels for these 9 products have been redesigned and are now being introduced. The redesign project was coordinated with the upgrade to second generation formulations discussed above, so no additional label design work will be needed. This work represents a major undertaking and is now complete.

GOLD’n GRO products are currently registered for sale in Arizona, California, Hawaii, and Nevada. GOLD’n GRO Zinc was registered in Idaho during the current quarter. The Company may now register additional GOLD'n GRO products for sale in Oregon, Idaho, and Utah.

The Company's two "consumer" package products are being sold locally in Reno, Nevada and over the internet through the Itronics web page "e-store" catalog and shopping cart. The cost of entry into the consumer retail market is large and with the new product and label registration requirements, the cost has been substantially increased. The Company is continuing to explore opportunities for entering the consumer market, but believes that a strategic partner who is already in that market will be necessary before entry can be made effectively.

The GOLD'n GRO fertilizer product line now has a good selection of products for the turf and ornamental markets, with 3 products for the nursery and specialty agriculture markets, and 3 high quality chelated micro-nutrient products which can be used in all of the markets. The GOLD'n GRO chelated multi-nutrient products are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets. The specialty products are generally sold in smaller quantities and at higher prices than the primary Nitrogen (N), Phosphate(P), and Potassium(K), commonly referred to as NPK which are generally sold as single nutrient products in large tonnages at relatively low bulk commodity prices.

The Company has the opportunity to become a large supplier of chelated multi-nutrient specialty products because the photographic byproduct materials used as base components have a high chelate content and the cost of goods is lower than the cost of purchasing new "unused" chelates. This natural advantage in raw material supply which is provided by the Company's proprietary "Beneficial Use Photobyproduct Recycling" technology is beginning to display itself through the rapidly expanding sales of GOLD'n GRO Zinc. As other secondary raw material sources are developed using the Company's proprietary technology, the cost of raw materials for producing the GOLD'n GRO products will become very stable and provide competitive longer term specialty product pricing for GOLD'n GRO customers.

Several field crop trials were successfully completed in 2001, several trials are continuing, and several new trials have been initiated. The trial on valencia oranges in southern California is completing its first full year, and a trial on table grapes using the GOLD'n GRO Zinc and the GOLD'n GRO Iron has been completed in southern California. Several nursery trials are also underway as are trials at several turf farms. A field trial using the micronutrient products on peaches in southwestern Colorado has been initiated by a major University and a field trial on seed grass in Oregon is being initiated. Discussions are underway to initiate some field trial work with the micronutrient products in southern Texas.

In July 2002 the Company received results from a field fertilization trial of GOLD’n GRO Zinc on table grape vines in Southern California. The application was a comparison with the grower’s normal fertilization program and produced an increase in berry weight, the grape clusters proved to be more uniform, and there was a five percent increase in yield. The value of the increase in yield to the grower was $325 per acre at an additional cost of $7.50 per acre, a more than 40 times increase in value over the cost of the GOLD’n GRO fertilizer used to produce the increase. Using a hypothetical 1,000 acre farm, this would mean an increase in value of $325,000 at a cost of $7,500 compared to the normal fertilization program.

Now that the GOLD'n GRO product line has been established, the Company's focus on expanding GOLD'n GRO sales is being increased. The Company has started discussions with potential distributors in selected states not covered by its current distribution network.

The Company's photobyproduct services business has continued to expand due to continued growth in the use of conventional photography in the markets being serviced. The supply of these materials is more than adequate to support continuing growth in fertilizer demand. During the first six months of 2002 the Company did enter into strategic discussions with potential large suppliers of photobyproduct materials in anticipation of increases in the rate of GOLD'n GRO fertilizer demand growth.

The Company has been awarded a contract by the Department of Defense for five photochemical concentrators. The photochemical concentrators have been delivered and are presently being installed and tested at certain military bases. After the equipment is installed and operational, the Company will begin to receive the concentrated photobyproducts that are produced by these machines. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photobyproduct Recycling" services to all branches of the U.S. military throughout the United States and is being developed by the Department of Defense in consultation with the Federal EPA.

A Department of Defense contractor has presented the company a waste product for evaluation which contains both silver and materials that may be useable for fertilizer manufacturing. The Company is evaluating this product, which is currently available in relatively small amounts, but which is expected to grow in quantity over time. Other similar materials are known to be treated as waste products for disposal, but with use of the Company's proprietary technology some of these may be converted to useable products to support silver refining and fertilizer manufacturing. Due to the small size of the waste stream, the development of technology for processing these materials has been delayed until the conversion of the GOLD'n GRO fertilizers to the second generation formulations is completed during the third quarter.

The Company's sales of 5 ounce "Silver Nevada Miner" bars through the Itronics "e-store" continue to grow, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver were up in the first half compared to last year and are expected to grow more significantly in the third and fourth quarters of this year.

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

PART II- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended June 30, 2002. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Exercise of warrants for cash	175,000	$ 17,500
Labor services of management, directors and consultants	2,500	800
Interest on management salary in arrears	10,754	2,700
Operating expenses	3,700	1,000
	191,954	$ 22,000

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2002 lease payments totaling $103,403 were in arrears. Of this amount, $58,354 remains unpaid as of the date of this report. As required by Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through June 30, 2002, a total of $498,922, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $134,761 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     ITRONICS INC.

DATED: August 14, 2002                                By: JOHN W. WHITNEY

                                                         John W. Whitney

                                                         President, Treasurer and Director

                                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: August 14, 2002                                 By: JOHN W. WHITNEY

                                                          John W. Whitney

                                                          President, Treasurer and Director

                                                          (Principal Executive Officer)

DATED: August 14, 2002                                 By: MICHAEL C. HORSLEY

                                                          Michael C. Horsley

                                                          Controller

                                                          (Principal Accounting Officer)