Form 10QSB
period 2002-09-30
ITRONICS INC
filed 2002-11-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                         For the quarterly period ended September 30, 2002

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

      As of October 31, 2002, 86,685,555 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

(UNAUDITED)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
CURRENT ASSETS
Cash	$ -	$ 14,675
Accounts receivable, less allowance for
doubtful accounts, 2002, $5,700; 2001, $7,400	114,207	166,976
Stock subscription and other receivables	41,985	-
Marketable securities	459,024	-
Inventories	336,365	318,595
Prepaid expenses	73,633	100,797
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	1,071,439	647,268

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,068,639	1,047,198
Design and construction in progress,
manufacturing facility	175,305	86,884
Equipment and furniture	1,703,335	1,585,995
Vehicles	133,028	133,028
Equipment under capital lease	1,077,152	971,888
	4,372,459	4,039,993
Less: Accumulated depreciation and amortization	1,007,318	794,750
	3,365,141	3,245,243
OTHER ASSETS
Intangibles, net of amortization	184,715	166,082
Marketable securities, available for sale	545,885	313,849
Deferred loan fees, less current portion, net of
amortization	103,494	138,171
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	39,938	38,397
	883,282	665,749
	$5,319,862	$4,558,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001
CURRENT LIABILITIES
Bank overdraft	$ 27,184	$ -
Accounts payable	616,706	516,312
Accrued management salaries	328,358	83,329
Accrued expenses	232,370	319,691
Insurance contracts payable	38,812	30,799
Interest payable	125,430	74,097
Current maturities of long-term debt	42,200	38,255
Current maturities of capital lease obligations	1,164,879	426,744
Current maturities of advances from stockholders	289,719	25,222
Current maturities of convertible notes and accrued interest	3,328,946	25,438
Other	17,463	18,463
Total Current Liabilities	6,212,067	1,558,350

LONG-TERM LIABILITIES
Long-term debt, less current maturities	572,528	599,472
Convertible promissory notes, less current maturities	2,086,129	3,890,029
Accrued interest, convertible notes, less current maturities	234,985	540,444
Capital lease obligations, less current maturities	37,626	882,485
Accrued salary due stockholder	13,254	15,054
Deferred gain, less current maturities	5,799	13,548
Total Long-Term Liabilities	2,950,321	5,941,032
	9,162,388	7,499,382

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2002, 0 shares; 2001, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
85,974,040 at September 30, 2002; 80,999,392 at
December 31, 2001	85,999	80,999
Additional paid-in capital	11,782,881	10,829,459
Accumulated deficit	(16,741,350)	(14,062,234)
Common stock to be issued	343,177	152,960
Accumulated other comprehensive income (loss)	565,430	(27,403)
Common stock options outstanding, net	121,337	85,097
	(3,842,526)	(2,941,122)
	$5,319,862	$ 4,558,260

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
REVENUES
Fertilizer	$ 82,224	$ 34,070	$ 381,164	$ 100,758
Photobyproduct recycling	139,450	66,489	259,867	169,318
Silver and gold	42,343	39,458	111,149	231,867
Mining technical services	127,451	148,418	282,236	418,150
Total Revenues	391,468	288,435	1,034,416	920,093
COST OF SALES	465,625	344,899	1,234,155	1,087,049
Gross Profit (Loss)	(74,157)	(56,464)	(199,739)	(166,956)

OPERATING EXPENSES
Depreciation and amortization	97,790	88,175	281,947	253,047
Research and development	23,697	9,884	57,756	33,722
Sales and marketing	204,172	276,114	806,306	1,009,408
Delivery and warehousing	8,152	7,801	31,166	14,346
General and administrative	239,005	237,742	764,095	801,739
Total Operating Expenses	572,816	619,716	1,941,270	2,112,262
Operating (Loss)	(646,973)	(676,180)	(2,141,009)	(2,279,218)

OTHER INCOME (EXPENSE)
Interest expense	(224,116)	(164,291)	(638,368)	(438,418)
Interest income	-	148	3	2,548
Gain on sale of investments	32,487	-	100,257	-
Total Other Income (Expense)	(191,629)	(164,143)	(538,108)	(435,870)

Income (Loss) before provision for income tax	(838,602)	(840,323)	(2,679,117)	(2,715,088)
Provision for income tax	-	-	-	-

Net Income(Loss)	(838,602)	(840,323)	(2,679,117)	(2,715,088)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(195,018)	(97,861)	592,833	(3,539)

Comprehensive Income (Loss)	$(1,033,620)	$(938,184)	$(2,086,284)	$(2,718,627)

Weighted average number of shares
Outstanding (1,000’s)	85,151	78,823	83,410	77,579

Earnings (Loss) per share	$(0.0098)	$(0.0107)	$(0.0321)	$(0.0350)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

(UNAUDITED)

	Nine Months Ended Sept 30,
	2002	2001
Cash flows from operating activities
Net income (loss)	$(2,679,117)	$(2,715,088)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	281,947	253,047
Interest on convertible notes	384,900	224,467
Marketable securities received for services	(197,089)	(75,705)
(Gain) Loss on investments	(100,257)	-
Stock option compensation	36,242	45,828
Bad debts	4,823	-
Expenses paid with issuance of common stock/debt	666,817	452,200
(Increase) decrease in:
Trade accounts receivable	47,946	(3,848)
Other receivables	(3,985)	-
Inventories	(17,770)	3,904
Prepaid expenses	8,491	32,813
Deposits	(1,541)	(3,435)
Increase (decrease) in:
Accounts payable	154,928	46,345
Accrued expenses and contracts payable	162,921	223,991
Accrued interest	51,333	80,019
Net cash used by operating activities	(1,199,411)	(1,435,462)

Cash flows from investing activities:
Acquisition of property and equipment	(236,733)	(66,765)
Acquisition of intangibles and investments	-	(725)
Proceeds from sale of investments/equipment	222,523	415
Net cash used by investing activities	(14,210)	(67,075)

Cash flows from financing activities:
Proceeds from sale of stock	247,518	292,006
Proceeds from debt, stockholders	318,545	58,500
Proceeds from long-term debt, unrelated	844,100	1,348,513
Payments on long-term debt	(238,401)	(209,848)
Net cash provided by financing activities	1,171,762	1,489,171
Net increase (decrease) in cash	(41,859)	(13,366)
Cash, beginning of period	14,675	17,990
Cash (overdraft), end of period	$ (27,184)	$ 4,624

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

2. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of 12% Convertible Notes is completed and $844,100 was raised during the nine months ended September 30, 2002. The notes are due in three years. Interest is compounded annually and payable at maturity, or, at the option of the note holder, can be paid annually in stock. The notes and accrued interest are convertible, at any time during the three year period, into the Company’s restricted Common Stock, at $0.15 to $0.25 per share. The Company may call the notes prior to the due date and, in that event, the note holder has 30 days to decide whether to convert the note and accrued interest into stock.

New lease financing on equipment during the nine months ended September 30, 2002 amounted to approximately $115,000.

During the nine months ended September 30, 2002 an officer/stockholder loaned Whitney & Whitney, Inc. (WWI) $230,000, and in addition loaned WWI 600,000 shares of Golden Phoenix Minerals, Inc. (GPXM) stock which were sold for $83,045. During the same time period, WWI repaid 416,463 of the GPXM shares out of shares owned by it. Subsequent to September 30, 2002 the officer/stockholder has loaned WWI $5,000.

4. As of September 30, 2002 note and lease payments totaling $205,602 were in arrears. Of this amount, $193,619 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through September 30, 2002, a total of $611,499, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $269,683 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

5. Following are the components of Other Comprehensive Income:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
Unrealized holding gains (losses) arising during the period	$(145,242)	$ (97,861)	$564,386	$ (3,539)
Reclassification adjustment	(49,776)	-	28,447	-
Other Comprehensive Income	$(195,018)	$ (97,861)	$592,833	$ (3,539)

6. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2001.

Reconciliation of segment revenues and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
Revenues:
Photobyproduct Fertilizer	$ 264,017	$ 140,017	$ 752,180	$ 501,943
Mining Technical Services	127,451	148,418	282,236	418,150
Consolidated Revenues	$ 391,468	$ 288,435	$1,034,416	$ 920,093

Operating Income (Loss):
Photobyproduct Fertilizer	$(566,237)	$(609,059)	$(1,874,019)	$(2,096,755)
Mining Technical Services	(80,736)	(67,121)	(266,990)	(182,463)
Consolidated Operating Income (Loss)	(646,973)	(676,180)	(2,141,009)	(2,279,218)
Other Income (Expense)	(191,629)	(164,143)	(538,108)	(435,870)
Consolidated Net Income
(Loss) before taxes	$(838,602)	$(840,323)	$(2,679,117)	$(2,715,088)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	September 30,	December 31,
	2002	2001
Current Assets:
Photobyproduct Fertilizer	$ 445,026	$ 449,996
Mining Technical Services	550,451	145,474
	995,477	595,470
Property and Equipment, net:
Photobyproduct Fertilizer	3,121,875	2,948,854
Mining Technical Services	238,551	290,387
	3,360,426	3,239,241
Other Assets, net:
Photobyproduct Fertilizer	123,708	150,139
Mining Technical Services	2,156,080	2,095,916
	2,279,788	2,246,055
Total Assets:
Photobyproduct Fertilizer	3,690,609	3,548,989
Mining Technical Services	2,945,082	2,531,777
Total Segment Assets	6,635,691	6,080,766
Itronics Inc. assets	17,650,429	16,278,194
Less: inter-company elimination	(18,966,258)	(17,800,700)
Consolidated Assets	$ 5,319,862	$ 4,558,260

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $391,468 for the quarter ended September 30, 2002, compared to $288,435 for the prior year quarter, an increase of 36%. The increase was due to an increase of $124,000 in Photobyproduct Fertilizer segment revenues, which was partially offset by a decrease of $21,000 in Mining Technical Services segment revenues. Consolidated revenues for the first nine months of 2002 were $1,034,416 compared to $920,093 for the prior year period, an increase of 12%. Revenues for the Photobyproduct Fertilizer segment increased by $250,200, which was partially offset by a decrease in revenues from the Mining Technical Services segment of $135,900. The consolidated net loss was $838,602, or $0.0098 per share, for the quarter ended September 30, 2002, compared to a net loss of $840,323 or $0.0107 per share for the comparable 2001 period. The primary factors contributing to the nominally decreased loss for the quarter was decreased operating costs of $46,900 and gain on sale of investments of $32,500 which were partially offset by increased interest expense of $59,800 related to increased borrowing on the Convertible Note Private Placement and increased gross loss of $17,700. The consolidated net loss was $2,679,117, or $0.0321 per share, for the nine months ended September 30, 2002, compared to a net loss of $2,715,088 or $0.0350 per share for the comparable 2001 period. The primary factor contributing to the reduced loss for the nine months was reduced sales and marketing expenses and general and administrative expenses.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOBYPRODUCT FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photobyproduct recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced under the GOLD’n GRO trademark into the markets in Arizona, California, Nevada, Oregon, and Hawaii. Revenues are generated from photobyproduct management services, silver sales, and GOLD’n GRO fertilizer sales.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
Sales revenue	$ 264,017	$ 140,017	$ 752,180	$ 501,943
Operating income (loss)	$(566,237)	$(609,059)	$(1,874,019)	$(2,096,755)

Total segment revenues for the third quarter of 2002 were approximately $264,000, an increase of 89% over the prior year third quarter. Fertilizer sales for the quarter were $82,200, compared to $34,100 for the 2001 third quarter, an increase of 141%. The fertilizer sales increase is attributable to bulk sales of the GOLD’n GRO Zinc micro-nutrient product that was introduced in the third quarter of 2001. Photobyproduct recycling revenue for the quarter increased by 110% on a decreased volume of 25%, compared to the third quarter of 2001. The increase in revenue is attributable to $92,200 in revenue from the sale of five photochemical concentrators to the U.S. Navy under a contract with the Department of Defense, which was partially offset by a decrease in photowaste recycling fees of $19,200. The decrease in recycling fees and volume is due to the decision by a customer we were serving on a regional basis to combine their regional photowaste services to one national contract. Silver/gold sales increased $2,900 from the third quarter of 2001, an increase of 7%. Cost of sales increased $126,300 due primarily to increases in direct materials costs of $110,300 related to increased sales, $7,100 in payroll and related costs, and $7,100 in insurance costs. These factors resulted in a gross loss of $81,700 for the third quarter of 2002, compared to $79,400 for the prior year quarter, an increased loss of 3%.

Segment operating expenses decreased $45,100 from the third quarter of 2001, due to a decrease in sales and marketing expense of $69,100 related to decreased marketing for photo waste services, which was partially offset by increases of $13,800 in research and development costs and $8,400 in depreciation and amortization.

These factors resulted in a 2002 second quarter segment operating loss of $566,200 compared to a loss of $609,100 for the third quarter of 2001, a decreased operating loss of $42,800, or 7%.

For the first nine months of 2002 revenues were $752,200, compared to $501,900 for the comparable 2001 period, an increase of 50%. Operating loss for the first nine months of 2002 was approximately $1,874,000 compared to $2,096,800 for the first nine months of 2001, a reduced loss of 11%. The primary factors contributing to the reduced loss were increased sales resulting in a reduced gross loss of $50,200 and reduced operating costs of $172,500.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2002	2001	2002	2001
Sales revenue	$ 127,451	$ 148,418	$ 282,236	$ 418,150
Operating income (loss)	$ (80,736)	$(67,121)	$(266,990)	$(182,463)

Mining technical services revenue was $127,500 for the quarter ended September 30, 2002, compared to $148,400 for the comparable quarter of 2001, a decrease of 14%. The revenue decrease reflects the decision by one of the Company’s primary clients to focus on selling, rather than developing, its Nevada mining property. Services to the client are limited primarily to locating a buyer for the property. In prior years, the Company actively managed the property for the purpose of accumulating the information necessary to present the property to major mining companies. Such work is now substantially complete. Cost of sales decreased by $5,500, due to a decrease of $4,600 in pass-through costs. These factors resulted in a gross profit for the segment of $7,500 compared to $23,000 for the prior year third quarter, a decrease of 67%.

Segment operating expenses decreased nominally by $1,800.

The combination of these factors resulted in a 2002 third quarter segment operating loss of $80,700, compared to a loss of $67,100 for the third quarter of 2001, an increased operating loss of $13,600, or 20%.

For the first nine months of 2002, segment revenue totaled $282,200 compared to $418,200 for the first nine months of 2001, a decrease of 33%. Operating loss for the period was $267,000 compared to an operating loss of $182,500 for the comparable 2001 period, an increased operating loss of 46%. The primary factor contributing to the decline was decreased professional fees on technical services projects.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2002 operating loss of $647,000, compared to $676,200 for the third quarter of 2001, a decreased loss of $29,200, or 4%. For the nine month period ended September 30, 2002 the operating loss was $2,141,000 compared to $2,279,200 for the prior year comparable period, a reduced loss of 6%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $(27,184) as of September 30, 2002, compared to $4,624 as of September 30, 2001. Net cash used for operating activities was approximately $1,199,400 for the first nine months of 2002. The cash used for operating activities during the period was financed by a combination of sales of common stock of $230,000 under the Swartz Private Equity, LLC. (Swartz) agreement, $17,500 in warrant exercises, $318,500 in loans from officer/stockholders, and $844,100 from the Private Placement of 12% convertible promissory notes. A total of $236,700 was invested in property and equipment during the period, primarily for equipment costs for the bulk fertilizer truck loading facility and for a heating/cooling unit. $197,100 of Golden Phoenix Minerals, Inc. (GPXM) restricted common stock was received for services during the period. The market value of the GPXM investment was increased by $592,800 during the nine months ended September 30, 2002, based on GPXM’s stock price as of September 30, 2002.

Total assets increased during the nine months ended September 30, 2002 by $761,600 to $5,319,900. Current assets increased $424,200 due to increases in other accounts receivable of $42,000, marketable securities of $459,000 (GPXM-see below), and inventory of $17,800. These increases in current assets were partially offset by decreases in cash of $14,700 and accounts receivable of $52,800. Total property and equipment increased $332,500, which includes lease financed equipment of $115,000. Other assets increased by $217,500 due to a $691,100 net increase in the value of the Company’s investment in GPXM stock, of which $459,000 is classified in current assets. The net increase in value of GPXM stock was partially offset by amortization of various intangible assets. At September 30, 2002 the Company owned 3.2 million shares of GPXM with a value of $1,004,900. During the nine months ended September 30, 2002 the Company sold 1,507,700 GPXM shares, including the 600,000 shares loaned to WWI by an officer/stockholder, with total net proceeds of $305,600, to assist with the Company’s cash operating requirements. During the nine months ended September 30, 2002 an officer/stockholder has assigned WWI options to purchase 750,000 GPXM shares at $0.10 per share. WWI exercised these options by offsetting accounts receivable due it from GPXM. In exchange for assigning these options, the officer/stockholder will receive $68,625 in Company restricted stock from an upcoming private placement.

Current liabilities increased by $4,653,700 and total liabilities increased by $1,663,000. Total liabilities increased due to new private placements of $844,100 in Convertible Promissory Notes, $100,400 in accounts payable, $264,500 in advances from stockholders, $384,900 in accrued interest on the Convertible Promissory Notes, and $243,200 in accrued management salaries. Current liabilities increased due to reclassification of convertible notes and accrued interest totaling $3,303,500, reclassification of $611,499 of capital lease obligations, accounts payable of $100,400, net advances of $264,500 from officer/stockholders, $245,000 in accrued management salaries, and $51,300 in accrued interest. The increase in accounts payable reflects $168,900 in payables for the bulk fertilizer truck loading facility and heating/cooling equipment which were incurred in June 2002.

III. Working Capital/Liquidity

During the nine months ended September 30, 2002, working capital decreased by approximately $4,229,500 to a deficit balance of $5,140,600. $3,303,500 of the reduced working capital is due to the reclassification of convertible notes payable and accrued interest that became due within twelve months of September 30, 2002. Notes maturing in early 2003 have conversion prices ranging from $.50 to $1.18, and there is a possibility that the market price at the time the notes mature will be a lesser amount. In order to conserve cash, note holders may be offered a lower conversion price and/or a higher interest rate, as an inducement to extend the term of their Note. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increase in current liabilities. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which has been filed and became effective on April 30, 2002. Significant terms to the amended contract include the elimination of future warrants to be granted Swartz upon the exercise of the Company’s put rights, extending the term of the agreement to February 27, 2004, eliminating the six month minimum commitment fee and the right of first refusal on capital raising transactions, and the easing of restrictive covenants on such transactions. Through the date of this report $309,500 has been received under the Swartz agreement during 2002. However, the Swartz equity funding may not be sufficient to meet the Company’s future working capital needs, so it is anticipated that a private placement of stock with attached warrants will be started in the fourth quarter of 2002.

IV. New Developments

The Company’s expansion of its GOLD’n GRO fertilizer manufacturing and sales continued during the quarter, with consistent sales in tank truck quantities of the new chelated micronutrient GOLD’n GRO zinc now occurring. Our distributor network is also receiving truck load orders for GOLD’n GRO 20-1-7, GOLD’n GRO 6-12-9, and GOLD’n GRO 8-8-8.

Now that the GOLD'n GRO product line has been established and the project to upgrade the GOLD’n GRO fertilizer products to a second generation of formulations is complete, the Company and its distribution network will be able to put greater emphasis on expanding GOLD'n GRO sales. One of the primary methods of accomplishing this is through ongoing field trials, such as those described below, which identify new markets for use of the GOLD’n GRO fertilizer products. The GOLD’n GRO sales growth that has been established with the distribution network is expected to continue. The Company has started discussions with potential distributors in selected states not covered by its current distribution network, but actual expansion into new territories is dependent on acquisition of additional financing.

The Company has completed the installation of a bulk liquid fertilizer tank truck load out facility, which has the capability to load a 5,000 gallon tank truck in 30 minutes, providing the capacity to handle anticipated growth in demand during the next two years. Ongoing changes in the factory process, arising as a result of specific sales opportunities such as the zinc fertilizer product, include installation of heater/cooler equipment, expected to be operational in the first quarter of 2003, which will increase capacity of the batch mixing system to well in excess of 20,000 gallons (about 100 tons) per 24 hour day.

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

The Company has completed a project to upgrade and convert its GOLD'n GRO fertilizer products to a second generation of formulations. The purpose of the upgrade is to provide standardization of formulas and raw material content, which will reduce unit production costs and simplify raw material inventory requirements. The second generation products are low chloride or chloride free, and are demonstrating improved nutritional effectiveness for the crops being fertilized.

The second generation GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates. This will make it possible to begin to use "non-photo" chelates and low cost, secondary non-photographic sources of raw materials to supplement the Company’s photographic raw material sources.

The fertilizer market is shifting to the use of environmentally sound materials and now that this shift is taking place the GOLD'n GRO products will have a marketing advantage. New toxic metal rules are increasing grower awareness of the need to obtain and use environmentally sound products. California and several other states are revising their regulations on fertilizers to require reporting by fertilizer distributors and manufacturers of the toxic heavy metal content of their fertilizers. Also, in California and some other states, the amount of toxic heavy metals allowed to be contained in fertilizer products is being limited. This rapid tightening of environmental regulations is a significant development. All of the Company's GOLD'n GRO fertilizer products meet the revised standards, and thus are positioned to meet the new market requirements.

The change in the state regulations required the redesign of the fertilizer packaging labels. The label is a formal document which provides the guarantee of the contents of the fertilizer and provides suggestions for use. The cost of labeling has increased significantly as has the cost of documenting the contents of the products. Because of this, a decision was made early in the first quarter to reduce the number of GOLD'n GRO products for sale to the professional markets from 18 to 10. The GOLD'n GRO professional labels for these 10 products have been redesigned and are now being introduced. The redesign project was coordinated with the upgrade to second generation formulations discussed above, so no additional label design work will be needed. This work represents a major undertaking and is now complete.

GOLD’n GRO products are currently registered for sale in Arizona, California, Hawaii, and Nevada. GOLD’n GRO Zinc was registered in Idaho during the second quarter. The Company may now register additional GOLD'n GRO products for sale in Oregon, Idaho, and Utah.

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

The Company has the opportunity to become a large supplier of chelated multi-nutrient specialty products because the photographic byproduct materials used as base components have a high chelate content and the cost of goods is lower than the cost of purchasing new "unused" chelates. This natural advantage in raw material supply which is provided by the Company's proprietary "Beneficial Use Photobyproduct Recycling" technology is beginning to display itself through the rapidly expanding sales of GOLD'n GRO Zinc. As other secondary raw material sources are developed using the Company's proprietary technology, the cost of raw materials for producing the GOLD'n GRO products is expected to become very stable and provide competitive longer term specialty product pricing for GOLD'n GRO customers.

Several field crop trials were successfully completed in 2001, several trials are continuing, and several new trials have been initiated. The trial on valencia oranges in southern California is completing its first full year, and a trial on table grapes using the GOLD'n GRO Zinc and the GOLD'n GRO Iron was completed in southern California. Several nursery trials are underway as are trials at several turf farms. A field trial using the micronutrient products on peaches in southwestern Colorado was successfully completed by a major University and a field trial on seed grass in Oregon was completed. Discussions are underway to initiate some field trial work with the micronutrient products in southern Texas.

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

In September 2002 the Company received results from a field fertilization trial of GOLD’n GRO fertilizer on cotton. The application was made by foliar spray and was compared with the grower’s standard practice. The application resulted in a 10% increase in mature cotton bolls, which would be expected to increase sale value to the grower about 30 times the cost of the GOLD’n GRO fertilizer used.

Demand for the Company's photobyproduct services business continues to increase due to growth in the use of conventional photography in the markets being serviced. The supply of these materials is more than adequate to support continuing growth in fertilizer demand. During the first nine months of 2002 the Company did enter into strategic discussions with potential large suppliers of photobyproduct materials in anticipation of increases in the rate of GOLD'n GRO fertilizer demand growth.

The Company was awarded a contract by the Department of Defense for five photochemical concentrators, which were delivered. Installation and testing at certain military bases will be completed over the next several months under a separate contract. After the equipment is installed and operational, the Company will begin to receive the concentrated photobyproducts that are produced by these machines. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photobyproduct Recycling" services to all branches of the U.S. military throughout the United States and is being developed by the Department of Defense in consultation with the Federal EPA.

A Department of Defense contractor has presented the company a waste product for evaluation which contains both silver and materials that may be useable for fertilizer manufacturing. The

Company is evaluating this product, which is currently available in relatively small amounts, but which is expected to grow in quantity over time. Other similar materials are known to be treated as waste products for disposal, but with use of the Company's proprietary technology some of these may be converted to useable products to support silver refining and fertilizer manufacturing. Due to the small size of the waste stream, the development of technology for processing these materials was delayed until the conversion of the GOLD'n GRO fertilizers to the second generation formulations was completed.

The Company's sales of 5 ounce "Silver Nevada Miner" bars through the Itronics "e-store" continue to grow, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver were up in the first nine months compared to last year and are expected to grow more significantly in the fourth quarter of this year.

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

During the third quarter the Company’s mining technical services segment acquired a new client and has been engaged to perform technical services that could lead to a significant contract that would last into the second quarter of 2003.

V. Forward-Looking Statements

The statements in this Form 10-QSB that are not historical facts or statements of current status are forward-looking statements (as defined in the Private Securities Litigation Reform Act of 1995) that involve risks and uncertainties. Actual results may differ materially.

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive and Financial Officer completed his evaluation.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 the supplier of equipment to be utilized in the Stead manufacturing plant filed suit against the Company’s subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada. IMI has 30 days from that date to respond to the complaint. IMI intends to negotiate a settlement for a reduced amount due to delivery delays and defects in the equipment.

In September 2002 one of IMI’s equipment lessors filed suit against it in Los Angeles County, California due to delinquent payment of monthly lease payments. The suit seeks $45,878 plus late charges, interest, and court costs/attorney fees. A case management conference is scheduled for February 24, 2003. IMI intends to negotiate a settlement of this suit.

In September and October 2002 a general contractor and two subcontractors have filed mechanics liens on IMI’s Stead manufacturing facility due to non payment for work performed on the property. The amounts due total $104,708. IMI intends to negotiate settlement of these claims.

Successful settlement of the above claims is dependent on future financing.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended September 30, 2002. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Labor services of management, directors and consultants	2,500	$ 750
Interest on management salary in arrears	15,180	4,512
Operating expenses	5,350	750
	23,030	$ 6,012

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

Item 3. Defaults Upon Senior Securities

As of September 30, 2002 lease payments totaling $205,602 were in arrears. Of this amount, $193,619 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through September 30, 2002, a total of $611,499, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of the date of this report, lease payments totaling $269,683 are in arrears. The Company is in regular communication with the lessors to avoid action that may be adverse to the Company.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ITRONICS INC.

DATED: November 13, 2002                      By: /S/JOHN W. WHITNEY

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

DATED: November 13, 2002                      By: /S/JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President, Treasurer and Director

                                                 (Principal Executive Officer)

DATED: November 13, 2002                      By: /S/MICHAEL C. HORSLEY

                                                 Michael C. Horsley

                                                 Controller

                                                 (Principal Accounting Officer)

ITRONICS INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John W. Whitney, certify that:

1.I have reviewed this quarterly report on Form 10-QSB of Itronics Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the "Evaluation Date"); and
    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                        /S/ JOHN W. WHITNEY

                                              John W. Whitney

                                              Chief Executive Officer

                                              Chief Financial Officer