Form 10KSB
period 2002-12-31
ITRONICS INC
filed 2003-04-15
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

                                   For the fiscal year ended December 31, 2002

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

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year: $1,285,685.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 31, 2003, was $6,877,462.

As of March 31, 2003 there were issued and outstanding 94,864,635 shares of the Registrant's Common Stock.

ITRONICS INC. AND SUBSIDIARIES

2002 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

Itronics Inc. (the Company), is a Texas corporation formed in 1987 and is based in Reno, Nevada. The Company is one of Nevada's leading process technology companies and a world leader in photochemical recycling. Through its subsidiaries, the Company specializes in photochemical recycling and GOLD'n GRO fertilizer manufacturing, precious metals recovery and refining, and provides project planning and technical services to the mining industry. Dr. John Whitney, Itronics' President, was selected as Nevada's Inventor of the Year for 2000 and has become a member of the Inventor's Hall of Fame at the University of Nevada, Reno. Itronics was one of five finalists for the 2001 Kirkpatrick Chemical Engineering Award, the most prestigious worldwide award in chemical engineering technologies. The Company currently operates the following two business segments under separate wholly owned subsidiaries:

1. Photochemical/GOLD'n GRO Fertilizer: * This segment, known as Itronics Metallurgical, Inc., operates a photochemical recycling plant and is developing new silver-gold refining technology. Revenues are generated by photochemical management services, sales of photochemical concentrators, sale of silver, and sale of GOLD’n GRO liquid fertilizer products. Construction of a commercial scale photochemical processing and fertilizer manufacturing plant was completed in February 2000. The plant was started up in 2001 and began to make meaningful commercial sales of GOLD'n GRO fertilizers in 2002.

*In 1995 Itronics initiated a legal review of various segments of RCRA (Resource Recovery and Conservation Act)law that might pertain to Itronics and its customers. Itronics reached the conclusion that certain of its large scale customers are exempt from RCRA since the value of the customer's portion of the recovered silver exceeds the processing costs charged. Itronics also concluded that once the various photo solutions are 100% utilized in fertilizer or other products, then all Itronics customers will be exempt from RCRA requirements. Itronics believes it is the only organization in the U.S. with the ability to achieve this distinction. Consequently, when referring to the operations of other organizations, or to the general market, the term photowaste is used, and when referring to Itronics' operations the term photochemical is used.

2. Mining Technical Services: This segment, known as Whitney &

Whitney, Inc., provides mineral project planning and technical services to the mining industry. It has specialized knowledge in all aspects of mineral project development and has been deeply involved in gold mine development for more than 20 years. It employs technical specialists with expertise in the areas of mining, geology, mining engineering, mineral economics, material processing, and technology development. Technical services have been provided to many of the leading U.S. and foreign mining companies, several public utilities with mineral interests, to various state agencies, the U.S. and foreign governments, and the United Nations and the World Bank.

The Company has three wholly owned subsidiaries, Whitney & Whitney, Inc. ("WWI"), Itronics Metallurgical, Inc. ("IMI"), and Itronics California, Inc. (ICI), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 81.63% owned joint venture, American Hydromet. A brief description of each organization follows:

1. Itronics Metallurgical, Inc.:

IMI is a wholly owned subsidiary of the Company. IMI was established in 1981 to manage the metallurgical and materials processing operations being developed under WWI and American Hydromet research and development programs. IMI has been the main provider of management services to American Hydromet since 1986. IMI is now managing the photochemical/GOLD'n GRO fertilizer segment as discussed below. IMI is responsible for precious metal and other material product sales, and markets a five ounce silver bar bearing a unique hallmark, "Silver Nevada Miner".

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

3. American Hydromet:

American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The photochemical fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which WWI serves as the general partner and owns a general and limited partnership interest totaling 10.907%. The Company owns a 32.99% limited partnership interest in AG&S. In total, the Company owns approximately 81.63% of American Hydromet.

4. Itronics California, Inc.:

Itronics California, Inc. (ICI) was acquired in March 1999 by Itronics Metallurgical, Inc. ICI, originally named PD West, Inc., was acquired for its phosphoric acid recycling technology. ICI had no business operations in 1999, but plans for the company are to utilize the phosphoric acid technology and it may eventually operate IMI's photochemical services and GOLD'n GRO fertilizer business in California.

5. Whitney & Whitney, Inc.:

WWI was incorporated in 1977 and is a wholly owned subsidiary of the Company. WWI is primarily a mineral consulting firm that provides planning and technical services to the mining industry. The broad range of services provided by WWI includes mineral economics, geological studies, mining and cost engineering, and project management services. WWI has extensive experience with base metals, precious metals, such as gold and silver, specialty minerals, such as molybdenum and tungsten, coal, and industrial minerals. WWI has performed substantial services for small, medium, and large mining projects. WWI has performed services for many leading U.S. and foreign mining companies, various state agencies, for the United States and several foreign governments and the United Nations. WWI was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry.

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

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding the Company's business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of WWI's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic liquid wastes and the necessary permits to establish an R&D facility under RCRA were obtained. In 1988 a patent and literature research project regarding the use of photowastes in fertilizer was begun. In 1989 experimentation with processed run of plant liquids as fertilizer was begun. It took until 1997 to develop and demonstrate a satisfactory product and to complete university testing to demonstrate its technical viability. A licensing and sales agreement was signed with a major fertilizer company in 1998, but it took another two years to obtain financing, complete permitting, install an operational plant and to demonstrate that the new technology would work on a commercial scale. By the first quarter of 2001 the Company was finally positioned to develop sales for more than a dozen liquid fertilizer products with the objective of becoming profitable.

A description of some of the obstacles encountered and overcome over the intervening years, follows:

A. In 1988 the Company acquired WWI. The acquisition was structured to obtain approximately $1.7 million in equity financing to support the photo- byproduct fertilizer R&D project. Due to a number of factors, including a change in federal and state laws regarding trading in penny stocks, only a small portion of this funding was received. Consequently, the Company was undercapitalized from the time of acquisition of WWI in 1988.

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

The second and probably the most important factor preventing the R&D project from being self-supporting was that in 1991, photowaste volume limitations were placed on the Company by state and local environmental agencies to prevent large quantities of photowaste being brought from out-of-state to be disposed at Nevada solid waste sites. Unlimited volumes of waste may be brought in as long as they are converted to commercial products and are sold into consumer markets. Photowaste volume reached the threshold of the limitations in 1994. The Company was unable to increase photowaste volume to offset the price reductions dictated by market conditions and the Company’s fertilizer products were not yet completed, so the Company’s losses continued.

In 1995, 1996, and 1997 the Company placed two of its fertilizer products in a fertilizer comparison program at University of California at Riverside. One product, GOLD’n GRO 20-1-8 (precursor to GOLD’n GRO 20-1-7) was rated number one at the end of two years. Since then the Company has developed more than 30 products and is marketing 11 of them. In 1999 the Company purchased a 3.5 acre site with 35,000 square foot of commercial buildings suited for conversion to a commercial fertilizer manufacturing plant. In 1999 and 2000 funding was acquired to make the conversion, the necessary permits were acquired, and the new plant was demonstrated to operate at the necessary commercial scale while completely meeting the environmental standards by the end of the third quarter of 2000. In 2001 for the first time the Company had an operational plant with the capacity to produce commercial quantities of high quality chelated liquid fertilizer products that are formulated using the demetallized photoliquids.

The Company introduced a chelated GOLD'n GRO zinc micronutrient product in 2001 that produced truck load quantities of sales in 2002 and produced meaningful growth in commercial sales. The Company’s goal was to expand sales during 2002 to a profitable level, but this was not achieved. During 2002 the Company worked with its licensed distributors to develop a plan for a GOLD'n GRO base liquid that could be used as a supplement in the distributors proprietary liquid fertilizer field blend programs. The plan is to use the base liquid in the amount of 5 to 15 percent of the distributors field blend mixes sold to their farm customers. This presents the opportunity for the Company to participate in the distributors sales programs in a meaningful way. The base liquid is being sold in truck load quantities and usage is expected to be several times greater than the usage of GOLD'n GRO Zinc. Successfully implementing the sales of the GOLD'n GRO base liquid is expected to drive sales growth for the foreseeable future. The market for this product is large enough to produce sales levels needed for the Company to become profitable within 2003 or 2004.

The Company’s GOLD’n GRO fertilizers are producing very positive growth responses in the field and the Company has a strong fertilizer marketing partner to introduce the products into the western regional markets. However the fertilizer markets are mature, and have been declining for the past 5 years due to depressed economic conditions. The Company's product introduction has been slowed by these depressed market conditions. There are indications that 2003 will be stable or experience growth in some of the fertilizer segments being targeted by the Company's distributors. The Company believes that market penetration is being maximized within the constraints of the targeted markets. The Company is continuing to work with its distributors to increase the rate of market penetration by introducing new products that are developed specifically to fill identified market needs not being satisfied by existing products.

A more detailed discussion of the business of the Company contained in Item 1 of this report, based on the Company's two business segments which were briefly described above, follows. The operating results of the two segments are discussed in Note 12 to the Consolidated Financial Statements.

PHOTOCHEMICAL FERTILIZER

1. Research and Development

The photochemical fertilizer (the American Hydromet Project) segment of the Company is now operating commercially, but prior to 2002 was primarily involved in research and development, with the objective of developing integrated technology that can be used to recycle photochemical materials, that recovers all of the silver and all other toxic metals from those materials, and which utilizes "heavy-metal-free" liquid photochemicals in a chelated liquid multi-nutrient fertilizer product line for turf, ornamentals, and specialty agricultural applications. The status of development of the three integrated components is more fully described below:

The technology was developed in a semi-works plant in Reno. Development of the integrated technology is a technical innovation with global potential. There are three separate but integrated functions for handling the spent photoliquids. The first is the photoliquid demetallization and conditioning process. This process is used to demetallize and recondition the metal-bearing photofixers and photodevelopers that are picked up from photousing businesses. This portion of the process is very efficient, recovering over 99.998% of all the contained toxic metals, and a very large percentage of contained iron. There are four products from this part of the operation: (1) a metal-bearing sludge, and (2) distilled water, (3) a concentrated photofixer sourced base liquid for fertilizer manufacturing, and (4) a demetallized concentrated photodeveloper sourced base liquid for fertilizer manufacturing.

The metal-bearing sludge is dried and passed to the refining operation for separation of the contained silver. More than 99.5% of the silver contained in the sludge is recovered for sale. The refining was developed specifically to handle the sludges from the liquid demetallization and conditioning process. As such, the other heavy metals and iron contained in the sludge end up in a glass byproduct and are rendered completely inert. The Company has formulated the glass so that with minor additions of other compounds, it can be converted into usable products, such as wall and floor tile. The Company is now beginning to develop a tile product.

The reconditioned photoliquids are used as a component of turf and other fertilizers. The fertilizers are chelated liquid multi-nutrient NPK (Nitrogen–Phosphorous-Potassium) products containing micronutrients and produce excellent results in application. Development of the fertilizer took more than 12 years and involved a number of stages of development. Important steps in the development of the fertilizer were: (1) patent and applications literature research to determine if similar materials were being used in fertilizer products, (2) initial plot testing, and chemical analysis of "run of plant liquid" to determine the response of turf and different plants to the non-supplemented liquid, (3) an extended period of mix testing and then large-scale field testing of the mixes to determine the suitability for use on turf, (4) development of manufacturing procedures for the chosen mix, and (5) large scale field testing by different types of users to determine acceptability and to identify problems prior to implementing a commercial manufacturing and marketing program. A problem inherent in fertilizer product development is the seasonal nature of the business. Each series of plot tests requires essentially one year because of the seasonal nature of plant growth. This lengthy product development cycle will continue to apply to new fertilizer products.

After having made the commitment to this long-term development, Itronics believes it is the only company in the world that has successfully demonstrated the ability to manufacture an environmentally compatible fertilizer product line from liquid photochemicals. As such, Itronics now has unique proprietary technology for completely recovering the silver and for converting the waste liquids into usable "heavy-metal-free" products, thereby achieving "Beneficial Use Recycling" of the waste stream.

In 1995 the Company participated in a fertilizer product application comparison program sponsored by the University of California at Riverside. For the second consecutive year, in 1996, GOLD'n GRO 20-1-7 was rated Number 1 in the program, which compared "top of the line" multinutrient nitrogen fertilizers produced by leading U.S. fertilizer manufacturers. GOLD'n GRO 20-1-7 is registered in California and Nevada. In early 1997, GOLD'n GRO 10-0-0 Iron, a fully chelated liquid iron supplement fertilizer, was registered in California and Nevada. In mid 1997, development of GOLD'n GRO 10-0-1 Manganese was completed. The manganese, iron and zinc included in this product are in a citrate chelated form supplemented with EDTA chelate, which makes the micro-nutrients readily available to plants. In August 1997, the Company received a national trademark for the name "GOLD’n GRO". In 2001 GOLD'n GRO 9-0-1 Zinc was developed. This product was introduced into the market place as a replacement product and achieved very rapid commercial sales growth.

Between 1998 and 2002 several multinutrient GOLD'n GRO formulations were introduced for different market segments. In 2001 a decision was made to eliminate potassium chloride base products and to just focus on chloride free products. These products are especially suited for foliar application and for use in specialty markets such as the nursery and greenhouse market, golf course tees, greens, and fairways, and many tree and vine crops. The Company believes that the product line will continue to evolve as new products are requested to fill specific market needs. The overall product focus is on identifying and developing large volume applications.

The Company conducts field trials to gather agronomic data and to develop knowledge of how the GOLD'n GRO products work on different crops. This field testing will continue as it is the most effective method for developing the field data needed to support claims of product effectiveness for specific crops.

During 2001 and 2002, the Company’s GOLD’n GRO fertilizer marketing effort was focused with the Company’s two agronomists teaming with our distribution network to present product demonstrations to fertilizer customers and to assist in field trials on various crops. On-going field trials of GOLD’n GRO fertilizer products continue to show significant improvements in crop production and quality. The trials are providing agronomic data that is being used to develop GOLD’n GRO nutrition programs for the crops being tested.

The field trials are demonstrating that the GOLD’n GRO products provide both agronomic and economic benefits in the "specialty agricultural" markets. Specialty agriculture includes vegetables, cut flowers, herbs and spices, and fruits and nuts of all types. These crops are relatively high value compared to field grains such as corn, wheat, and soybeans. Field trials in 2002 on cotton and on silage corn produced positive results, opening two new large acreage crops for GOLD'n GRO application development. Alfalfa is typically considered as a "hay" or "forage" crop and is generally of low to intermediate value when compared to specialty agricultural crops, however, high nutrient content alfalfa for the dairy market often commands a significant price premium which puts it at the low end of specialty agricultural crop values.

Field test results using GOLD’n GRO products have been published for Alfalfa, Fresh Plums, Oranges, Sweet Corn, and Watermelons. The field test results and crop value statistics are summarized in the following table. On a national basis, the GOLD’n GRO products appear to have the potential to add 10’s of millions of dollars in increased value and output for the indicated crops:

Crop	Crop Increase	Return on GOLD’n GRO Fertilizer Cost to Grower	Gross Value of the Crop Per Acre	Total USA Crop Acres

Alfalfa	+33%	3 times	$ 351	23,000,000

Fresh Plums	Larger, Earlier	15 times	$2,500	140,000

Sweet Corn	+11.5%	30 times	$1,788	222,800

Oranges	+40%	3 times	$2,300	842,000

Watermelon	+10.4%	160 times	$1,670	184,600

A 3 year field trial on valencia orange trees being carried out with oversight from a major university in southern California is continuing and it appears that the 35 year old trees are responding positively to the fertilization. Two year cumulative results have been analyzed and positive significant results are being obtained. Both output per tree and quality have been increased. This trial is being continued.

During 2002 the Company continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. Four waste streams are currently being considered for future recycling. One of these is a high silver content waste stream.

The Company has concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials. Discussions are underway with an aerospace manufacturer that may lead to development of a prototype program that will demonstrate the "Beneficial Use" concept. The Company’s concentrator technology will be a component of the program.

2. Operations

The Company now operates a commercial scale plant to receive used photochemical liquids, recover the silver and other metals, and convert the demetallized solutions to the line of liquid GOLD'n GRO fertilizer products. Revenues are generated by photochemical management services, sale of photochemical concentrators, sale of silver, and sale of GOLD’n GRO liquid fertilizer products. A critical component of this system is to match, within a reasonable range, the incoming volume of photochemical liquids with the volume of utilization of those liquids in fertilizer or other manufactured products. At the outset of the technology development program, regulatory constraints were imposed to limit the amount of photochemical materials that the Company could handle until a commercial fertilizer was perfected, or some other commercial use for the material was developed. Now that testing of the basic products is complete, and a new recycling facility is in operation, the Company is actively seeking new photochemical liquid business.

Photochemical management services is operating as a regional business with northern Nevada as the center of its activities. The Company is serving more than 200 customers in the northern Nevada market and believes that it has the dominant position in this market. A satellite service operation has been established in the San Francisco Bay Area.

The San Francisco Bay Area is large, but there are at least three strong competitors in the market. Market conditions have changed over the past several years and pricing has adjusted upwards from the lows seen in late 1994. The Company is now able to compete effectively based upon pricing and service quality.

In late 1995, the Company sold a prototype installation of a photochemical concentrator (low temperature vacuum distillation equipment) to a large manufacturing company in northern Nevada. This equipment separates the water from the photochemistry without destroying the basic chemical components, and produces a high value concentrate. The separated water is further purified and is usable in manufacturing operations. Nearly 100% water reuse is achieved.

The photochemical concentrating equipment began operations in March of 1996, and produces concentrate to meet Company standards and produces pure water for re-use in manufacturing. This same manufacturing company bought a second concentrator in early 1997 and a third concentrator in 2002.

In 2002 the Company successfully bid for and completed a Department of Defense contract for the manufacture of 5 photochemical concentrators that utilize low temperature vacuum distillation as the water removal method. The machines are a "second generation" design and remove about 70 percent of the water in the spent photochemicals producing a concentrate that is suitable for commercial shipment to the Company's recycling plant in Reno, Nevada for silver recovery and fertilizer manufacturing.

In early 2003 the Company initiated a program to market the photochemical concentrators to large consumer photography and medical x-ray facilities throughout the United States. This is a cost effective method for the Company to expand its photochemical supply for use in GOLD'n GRO fertilizer manufacturing. Photochemical concentrators will be a source of revenue growth in 2003 and future years as the company continues to expand nationally. The photochemical concentrate has a high silver content and is dominantly composed of ammonium thiosulfate (ATS) and EDTA chelates, the basic chemicals used in photo fixer solutions. Itronics' fertilizer blending technology is designed to utilize the concentrate in fertilizer.

Itronics' plan is to seek companies that handle sufficient volumes of photographic liquids to justify purchase of the concentrating equipment. The concentrate can be shipped in interstate commerce as a commercial product, resulting in the opportunity to serve the national market. Successful introduction of this technology will increase the value per gallon of material handled by a factor of five to ten, and will increase the amount of silver handled per gallon of photoliquids received. As the supply of the ATS concentrate grows, so too will the silver refining operation. The transition from low silver content liquids to high silver content liquids will increase the importance of the silver refining operations and silver sales.

Achieving profitability for the photochemical/GOLD'n GRO fertilizer segment required expansion of the plant from the semi-works scale facility in Reno to a commercial scale.

A 35,000 square foot manufacturing plant in Reno/Stead, Nevada was purchased in 1999. Originally, it was planned to move the pilot plant equipment to the new facility in much the same configuration as the existing plant, with some additional equipment for increased production capacity. However, due to tightening regulations, the basic concept for the plant configuration was redesigned and significantly expanded.

In late 1999, final building permits were received and regulatory approval was obtained to start up operations. Construction of the liquid processing area was completed in early 2000 and the City of Reno issued the certificate of occupancy at that time. A "shake-out" period was begun in which small batches of photochemicals were processed and small batches of fertilizer were manufactured. The purpose of this period was to test all of the equipment to ensure it meets operating specifications and to train the appropriate personnel in plant operation. Minimal problems were encountered and the "shake-out" period was completed in 2000.

By late 2000 the new facility had demonstrated the ability to "demetallize" the received photo liquids to required EPA levels, thereby proving the technical viability of the new technology on a commercial scale.

The spent liquid photochemicals are transported to the Company's recycling facility. All customer materials are logged and recorded. All photoliquids are tested for silver content and for contaminants, such as chrome and contaminated wastes are rejected. It has been the experience of the Company that new customers, with limited knowledge of the rules and procedures, may submit materials containing foreign substances. The Company achieves high contaminant control standards by working proactively with its regular customers.

Once testing is completed, the photographic solutions are processed.

The photochemicals presently being handled by the Company are:

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

3. Markets and Competition

I. Photochemical Recycling and Silver Refining There are estimated to be more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, microfilming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). The Company estimates the total market for recycling this category of waste to be in the range of $400 to $500 million.

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

The Company is aware of digital imaging and its potential impact on usage of conventional photography. The potential impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past ten years. After several years of experience with digital imaging, it has been observed that after three or four years, there is significant degradation of the quality of digital images, requiring copying onto new disks, which is time consuming and costly. Consequently, microfiche is making a comeback. There has been little visible impact on color photography, although the new digital cameras are getting wider usage. In 2001 it became clear that contrary to popular belief, digital photography is creating a new source of photowastes from internet companies that combine digital imaging services with the ability to print high quality photographs for their customers. The Company had two such customers during 2001 and 2002, and these customers’ photochemical volume has been increasing dramatically on a monthly basis, although the growth rate slowed in 2002. Digital methods are being adopted in the medical industry, and although the medical sector is relatively high growth with the aging U.S. population, digital imaging has had the effect of slowing the growth of waste photo liquids being generated.

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

The photochemical concentrators now being sold by the Company will contribute to the reduction of water usage in the photographic industry. When the photochemical concentrator is used, all the recovered water can be re-used. The concentrated liquid chemical product is purchased by the Company, and so photographic waste generation at the user site is completely eliminated. This technology represents an end point for the elimination of water waste in the photographic industry, and is expected to gain wider acceptance as the industry recognizes the benefits inherent in the technology when combined with the Company's service capabilities.

The Company believes that it has the following competitive advantages:

   * Leading position in developing "total" photochemical recycling technology and waste management procedures.

   * Proprietary solution conditioning process and equipment with the possibility of patent rights and licensing agreements.

   * Patented low cost silver refining process using wet chemistry (hydrometallurgy) to quantitatively separate silver from photochemical materials.

* Proprietary "heavy-metal-free" liquid products that eliminate the need to dispose of treated photographic liquid waste in sewage treatment systems, or solid waste sites (dumps).

* Systematic pick up services for photochemical generators.

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

Environmental restrictions on disposal of chemicals to sewer plants are continuing to tighten throughout the United States so that now the rate of growth for the photochemical recycling business is dependent upon the rate and vigor of fertilizer sales growth.

II. Photochemical Fertilizer

The urbanization of the United States has led to the development of an "Urban Fertilizer Market". The total fertilizer market consists of the "Agricultural Market" and the "Urban Market". The Urban Market accounts for at least $9 billion in annual sales in the United States. The "Specialty Ag" segment of the Agricultural Market is a $1 billion segment making the total a $10 billion market.

The Urban market is divided into the "Home Lawn and Garden" segment, the "Landscape Maintenance" segment, and the "Nursery and Greenhouse" segment. These markets are not statistically well defined, since they are relatively new as large commercial markets, and are highly fragmented with many small regional suppliers and are growing rapidly. One well known operator in the Home Lawn and Garden and the Landscape Maintenance segments is Scotts/Stern's Miracle-Gro. Several other large companies are also active in this market.

The Company's photochemical fertilizer GOLD'n GRO 20-1-7 was developed for the Urban market as a "turf" product. Its principal customers are home owners, professional lawn service companies, golf courses, turf farms, and large municipal and commercial facilities. Since early 1997, IMI has completed development of numerous additional fertilizer products covering most of the applications being targeted in each of the referenced markets.

The Company estimates that more than 100 million gallons of photowaste liquids are generated annually in the United States. The ratio for converting one gallon of photochemical to GOLD'n GRO 20-1-7 fertilizer is approximately 1 gallon of photochemical to 4 gallons of fertilizer. This means that there is enough supply of photochemical to support the manufacture of 400 million gallons of GOLD'n GRO 20-1-7 fertilizer annually, equivalent to approximately two million tons.

The conversion rate of the chelated micronutrient products and the GOLD'n GRO base liquid is lower. An estimate of the market for the GOLD'n GRO base liquid indicated a market potential for 200 million gallons in the United States and would equate to about 1 million tons of fertilizer.

The Company estimates that on a commercial scale, the combined revenue of photochemical services, silver and fertilizer will approach $10.00 per gallon of photochemicals received. Consequently, the potential market for these products and services is in the $1 billion range.

In March 1998 IMI signed a definitive manufacturing and distribution agreement with Western Farm Services (WFS), one of the largest liquid fertilizer bulk retailers in the western United States. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI’s GOLD’n GRO line of fertilizer products in the Turf & Ornamental, and Specialty Ag markets in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. In March 2003 the companies entered the second five year term of the agreement. IMI will manufacture its base products for shipment to various WFS manufacturing and distribution facilities in those six states. In April 1998 IMI began the introduction of the GOLD’n GRO line of fertilizer products to WFS store managers and sales staff. WFS has 45 stores in California, with one to three sales people each.

WFS has a manufacturing plant in south central California. The other activity related to implementing the manufacturing and sales agreement with WFS was establishing the logistics for movement of materials between Reno and the WFS manufacturing plant. The logistics and warehousing locations for delivery of manufactured goods from both the IMI Reno manufacturing plant and the WFS manufacturing plant are established. The WFS Alpaugh plant is now set up to manufacture the multi-nutrient products that are being offered. The chelated micro-nutrient products, GOLD’n GRO 10-0-0 Iron and GOLD’n GRO 10-0-1 Manganese, a new product, GOLD’n GRO 9-0-1 zinc, and the base liquid are manufactured only in Reno.

The fertilizer industry is in a contraction which appears to be ending. The specialty agriculture markets which had held up well declined rapidly in 2001. A significant contributing factor is believed to be the more than 30 percent appreciation of the dollar against most other currencies which has occurred since the first of 2001. Currency valuations are grossly distorted when compared to intrinsic values of goods being traded. For example, oranges were being shipped into the western United States from Australia and in 2001 were being sold in California stores at prices lower than locally grown oranges. The prices are lower than the local growers’ cost of production. Based on transportation distances alone, this should not be possible. This reversal in the distribution of agricultural food products is affecting all segments of the California specialty agriculture markets. California accounts for more than 51 percent of the specialty agriculture for the United States and so it can be assumed that these factors are affecting the rest of the United States as well. This problem continued in 2002.

The California markets are also impacted by greatly increased energy costs which are now being passed through to the consumers. While this impact is significant, it is much smaller than the impact of inequitable currency valuations. Only Congress and the Federal Government through the U.S. Treasury Department can address the issue of inequitable currency valuations. It is clear that the problems facing basic U.S. industry will not be remedied until this issue is properly addressed and corrections made.

The Company is working with its distributors on an on-going basis to identify and implement sales development programs that will increase the rate of market penetration with the GOLD’n GRO products. A much greater understanding of the details of the market has been obtained directly from this process. This improved understanding is strengthening the working relationship that has been developed with our distributors and is producing continuing increases in sales in a market that was in a state of rapid decline.

The Company is developing branded products that have the GOLD'n GRO trademark. The Company is implementing and expanding a plan for Home Lawn and Garden sales through its web page. Significant capital, in the form of advertising budgets and the ability to carry large inventories of finished goods, is required to achieve meaningful sales in the Urban Market segments. The Company plans to expand its internet sales program over the next several years. The methods and costs of retail distribution are changing making the internet sales platform more economically feasible as a method of large scale retail selling.

4. Seasonality and Working Capital

In analyzing the market and industry competitors, it is apparent that two factors significantly impact the Company's ability to penetrate these markets in a meaningful way. First, the seasonal aspect of photochemical and fertilizer sales, which directly results in the second factor, the need for a much higher level of working capital when compared to other industries.

Based on experience, the Company's photochemical hauling volume starts each year at comparatively low levels in the first quarter, steadily increases during the second quarter, peaking in June or July, declining during the third quarter, and reaching levels similar to that of the first quarter by year end. Consequently, revenues from both photochemical liquid services and silver sales are significantly reduced during six months of each year. The cause of this cyclical pattern is the tourism based economy in Northern Nevada, which has a comparable seasonal pattern. The number of visitors directly affects photochemcial volume from consumer photoprocessing companies. To mitigate the seasonal effect on this segment of operations, the Company is focusing its marketing efforts on larger volume customers in the medical, military, printing and industrial photo fields. The seasonality factor for photochemical and silver revenues should be reduced as the Company expands into California and other regional markets that are not as heavily dependent on tourism. The acquisition of photochemical concentrate supplies from photochemical concentrator customers is also expected to moderate this seasonal factor.

The Company expects fertilizer sales to have a strong seasonal component, with the primary sales season running from April through November each year, with an in-season low in July and August. In addition to the general seasonal nature of sales caused by normal weather patterns, unusual weather can further affect fertilizer sales, especially in the wintertime. For example, unusually cold or wet spring seasons may delay the growth cycle of various crops for which the Company's fertilizer products are utilized. To overcome weather related effects on fertilizer sales, the Company is evaluating markets in the southern areas of the United States where growing seasons are longer and, in some cases, year round.

Due to the seasonal nature of both photochemical services and GOLD'n GRO fertilizer sales, the Company must increase its net working capital to a level higher than that of non-seasonal industries. For example, some of the Company's competitors have working capital equal to their annual sales. Consequently, ongoing debt and equity funding will be required for the Company to grow, even after a profitable level of operations is achieved.

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

However, once the spent chemistry reaches the Company's facility and has been processed, the generator's hazardous waste liability has been removed. Using the Company's process, virtually all metals, including most of the iron, are removed. The end result leaves the Company with a non-hazardous "toxic-metal-free" liquid which is legal for discharge into the environment. As discussed above, the demetallized liquids are being used in commercial fertilizer products, entirely safe for the environment.

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

III. Permits and Inspections

To the best of the Company's knowledge, it has obtained permits from governmental agencies having jurisdiction over it, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. The Company is not required to obtain federal permits, but is required to have, and has obtained, local permits for its photochemical recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that the Company may construct. The Company's recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, the Company's operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to employees of the Company.

IV. Regulatory Direction

For several years the Company has been studying the various regulatory requirements under RCRA and has been working with state and local environmental officials regarding the extent to which hazardous waste regulations apply to the Company's operations. Through this process, the Company reached the conclusion that due to use of photochemicals as a beneficial ingredient in its fertilizer products, the photochemicals are not "hazardous waste" as defined in the regulations, and therefore, beneficial materials that are otherwise regulated as hazardous waste, are exempt from most of such regulations. In early 1996 the Company received concurrence from State of Nevada environmental officials that the Company's photochemical fertilizer process meets the existing RCRA requirements for exemption from all environmental regulation with the exception that certain presently conducted lab analyses of the photochemicals will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Present levels of fertilizer sales utilize all the photochemicals received. Once sales of all the photochemical materials are well established in the fertilizer or other commercial products, all the Company's Nevada customers will be exempt from the regulations, including hazardous material transport/manifest rules. The Company believes that this exemption applies nationwide. Therefore, the Company intends to pursue similar concurrence from environmental officials in all applicable states, so that all its customers will be recognized as exempt from the RCRA regulations.

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

- Ore reserve development.

2. Operations

The Mining Technical Services segment accounted for 27% of the Company's 2002 consolidated revenue. Two major clients produced 99+% of this revenue. At present one of these clients has one ongoing project, involving project management of a Nevada mine property, including sampling, mapping and data compilation and property acquisition services. The purpose of these services is to acquire and organize the land and information necessary to prepare the property for presentation to major mining companies for potential investment for exploration and development activities. This client has decided to accelerate the process of locating a buyer for the property. Consequently, the level of work done by WWI is expected to be reduced in future years.

The second client is a junior mining company with three mineral properties in Nevada. WWI is providing technical assistance in moving these properties into the development and operating stages. WWI is also providing administrative support.

In the fourth quarter of 2000, WWI signed a Pilot Program Contract to evaluate a potential new raw material source for the Company’s photochemical fertilizer segment. WWI completed the Contract early in the second quarter of 2001 and is evaluating the results and investigating the potential for implementing a development program.

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

Expansion Plans

Prior to 1991, the Company had plans to directly invest or joint venture in mining projects and had formed a subsidiary to enter that market. Those plans were put on hold until completion of the photochemical fertilizer R&D program. Now that the R&D program is being converted to commercial operations, the Company has recently taken steps to expand the mining technical services presence in the mining industry, both from a services perspective and from a mining operations perspective.

First, in January 1999 WWI initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as the Company’s proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. Second, in March 1999 WWI signed a consulting agreement with Golden Phoenix Minerals, Inc. (GPXM). Under the agreement, WWI will provide management, merger and property acquisition, and technical services to GPXM. It appears likely that GPXM will put its Mineral Ridge Mine into gold production in 2003. In that event, WWI’s workload for GPXM is expected to expand. Third, in 2001 WWI successfully completed a water location and drilling project, using advanced geologic technology, for one of its long term clients. WWI is now marketing its experience in this field to potential clients in Nevada.

ITEM 2. DESCRIPTION OF PROPERTY.

I. FACILITIES.

Itronics leases approximately 3,000 square feet of office space at 6490 South McCarran Blvd., Building C-23, Reno, Nevada. IMI leases approximately 2,000 square feet of warehouse space in Reno, Nevada. This space is being used for supply storage.

IMI owns a 35,000 square foot manufacturing facility in Reno-Stead, Nevada. The building contains all the equipment used for treating the used photochemicals, preparing the recovered silver for sale, and manufacturing the GOLD’n GRO fertilizer products.

W&W leases approximately 2,500 square feet of office space in Reno, Nevada. The W&W technical services group was relocated to this space in April 1999.

II. EQUIPMENT.

The actual equipment being used in the recycling process is proprietary information. However, the plant for processing liquid photochemicals is a fairly typical chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration.

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

ITEM 3. LEGAL PROCEEDINGS.

In August 2002 a supplier of equipment to be utilized in the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On

October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due.

In September 2002 one of IMI’s equipment lessors filed suit against it in Los Angeles County, California due to delinquent payment of monthly lease payments. The suit seeks $45,878 plus late charges, interest, and court costs/attorney fees. Subsequent to December 31, 2002 IMI restructured the lease and signed a stipulated judgment. The restructured lease requires 30 monthly payments of $1,500 plus one payment of $1,000, for a total of $46,000. If IMI defaults the new lease, a judgment can be entered for the remaining amount due, plus interest, attorney fees, and other costs.

In September and October 2002 a general contractor and two subcontractors filed mechanics liens on IMI’s Stead manufacturing facility due to non payment for work performed on the property. The amounts due total $104,708. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. In December 2002 IMI worked out a payment arrangement calling for monthly payments of $15,000 to be paid in the Company’s common stock. The general contractor is applying the payments to the balance due it and the subcontractors.

In November and December 2002 two lawsuits were filed by three of IMI’s equipment lessors, one in Oakland County, Michigan and one in Cook County, Illinois, seeking a total of $142,955 plus costs and attorney fees. IMI has retained a debt restructuring firm based in Texas to negotiate a settlement of these suits.

In December 2002 a trade payable creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and began making monthly payments of $3,000 in March 2003.

Subsequent to December 31, 2002, a total of seven suits have been filed against the Company or its subsidiaries seeking a total of $379,200 plus attorney fees and costs. Five of the suits are from equipment lessors, one is from a trade payable creditor, and one is from a 2000 Convertible Promissory Note holder. These suits have been or most likely will be assigned to the debt restructuring company the Company has retained to assist in negotiating settlement or other payment arrangements.

Successful settlement of the above claims is dependent on future financing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a). Market Information. The securities of the Company are traded on the over-the-counter market, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2001, 2002, and the first quarter of 2003.

	High Bid	Low Bid
3/31/01	$0.37	$0.17
6/30/01	$0.28	$0.16
9/30/01	$0.17	$0.08
12/31/01	$0.19	$0.11
3/31/02	$0.57	$0.11
6/30/02	$0.39	$0.21
9/30/02	$0.26	$0.16
12/31/02	$0.15	$0.08
3/31/03	$0.16	$0.09

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On December 31, 2002 the number of record holders of the Common Shares was approximately 980.

(c) Dividends.

The Company has paid no dividends.

Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the fourth quarter of 2002. These securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.
	Shares	Value
Transaction Description	Issued	Received
Private placement of restricted stock for cash	531,250	$42,500
Interest on employee salary in arrears	56,982	12,394
Operating expenses	15,000	1,500
Director fees	2,500	525
	605,732	$56,919

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

The Company reported consolidated revenues of $1,285,700 for the year ended December 31, 2002, compared to $1,143,300 for the prior year, an increase of 12%. Revenues for the Photochemical Fertilizer segment increased by $273,000 or 41%. This increase was offset by a decline in revenues from the Mining Technical Services segment of $130,500, or 27%. The consolidated net loss for 2002 was $3,290,562 or $0.0390 per share compared to a 2001 loss of $3,653,750 or $0.0466 per share. The primary reasons for the decreased loss are reduced operating costs combined with a reduced gross loss due to increased sales.

Consolidated cost of sales and operating expenses decreased

approximately $259,900, or 6%, in 2002 compared to 2001. Other income (expense) increased from a net expense of $661,900 in 2001 to a net expense of $701,100 in 2002. The primary reasons for the increased other expenses are an increase of $219,500 in interest expense, which was partially offset by an increase in gain on sale of investments of $183,200. The increased interest expense is due to the borrowing during 2002 of a combined $1.3 million in 12% convertible notes, advances from an officer/stockholder, and equipment lease financing. The increase in gain on sale of investments is due to the sale of Golden Phoenix Minerals, Inc. stock. To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL/GOLD’n GRO FERTILIZER

	Year Ended December 31,
	2002	2001
Sales revenue	$938,653	$ 665,676
Operating income (loss)	(2,251,024)	(2,703,760)

Revenues for the Photochemical/GOLD’n GRO Fertilizer segment totaled $938,700 in 2002, compared to $665,700 in 2001, an increase of 41%. Fertilizer sales were $502,300 and $180,400 for 2002 and 2001, respectively, an increase of 178%. The fertilizer sales increase is attributable to bulk sales of the GOLD’n GRO Zinc micro-nutrient product that was introduced in the third quarter of 2001.

Photochemical volume for photochemical recycling services in 2002 decreased 12% from 2001 and photochemical recycling revenue increased 29%. The decrease in volume is due to the loss of one customer with multiple service locations. The customer decided to contract with a service provider with a nationwide service capability. The revenue increase is due to $95,400 in sales of photochemical concentrators under a contract with the Department of Defense. The 48% sales decrease in silver/gold sales reflects the decision of Golden Phoenix Minerals, Inc. (Golden) to discontinue a purchase and refining agreement to process and resell Golden’s gold production from its mining operations. IMI processed the gold and sold it to an independent third party. Gold sales under this agreement were $-0- and $107,800 for 2002 and 2001, respectively.

Combined cost of sales and operating expenses for the segment amounted to $3,189,700 in 2002, compared to $3,369,400 in 2001, a 5% decrease. Cost of sales increased approximately $173,500, which includes an increase of $157,100 in materials and direct costs due to increased sales. Operating costs decreased by $353,300. Depreciation and amortization decreased $78,400 due to the reclassification of stock placement costs as an offset to proceeds from the related stock offering. Sales and marketing decreased $247,200, reflecting a reduction of sales personnel for photochemical recycling marketing. General and administrative expenses decreased $68,800 due to reduced outside services related to prior year training costs for maximizing the utilization of the accounting software and the establishment of business processes.

These changes in revenues and operating expenses resulted in a segment operating loss of $2,251,000 in 2002, compared to $2,703,800 in 2001, an improvement of $452,700.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2002	2001
Sales revenue	$347,032	$ 477,577
Operating income (Loss)	(338,483)	(288,115)

Mining technical services revenue totaled $347,000 for 2002 compared to $477,600 for 2001, a decrease of 27%. Included in these revenue figures are pass-through expenses of $117,700 and $134,700 for 2002 and 2001, respectively. Excluding these amounts, revenues amounted to $229,300 and $342,900 for 2002 and 2001, respectively, a decrease of 33%. The revenue decrease reflects the decision by one of the Company’s primary clients to focus on selling, rather than developing, its Nevada mining property. Services to the client are limited primarily to locating a buyer for the property. In prior years, the Company actively managed the property for the purpose of accumulating the information necessary to present the property to major mining companies. Such work is now substantially complete. The Company’s plans to expand the technical services segment are more fully discussed on page 21 of this report.

Combined cost of sales and operating expenses totaled $685,500 for 2002 compared to $765,700 for 2001, a decrease of 10%. Included in these operating expense figures are pass-through expenses of $117,700 and $134,700 for 2002 and 2001, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $567,800 and $631,000 for 2002 and 2001, respectively, a decrease of 10%. The decreased costs are attributable primarily to reduced direct costs resulting from a reduced technical services workload.

The above changes in revenues and operating expenses resulted in a segment operating loss of $338,500 for 2002, compared to $288,100 for 2001, an increased loss of $50,400.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in gross loss of $220,000 for 2002 compared to $250,300 for 2001 and an operating loss of $2,589,500 for 2002 compared to $2,991,900 for 2001, an improvement of $402,400.

II. Changes in Financial Condition; Capitalization

Cash amounted to $57,200 as of December 31, 2002 compared to $14,700 as of December 31, 2001. Net cash used by operations was $1,439,100 in 2002 compared to $1,927,700 in 2001. Operating resources utilized to finance the 2002 loss of $3,290,600 include approximately $905,600 in expenses paid with the Company's common stock and a net increase in accounts payable and accrued expenses of approximately $459,500. Cash amounting to approximately $241,300 was invested in property and equipment in 2002, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock provided $349,500 in cash from investing activities. Financing sources of cash in 2002 included $844,100 in convertible promissory notes, $339,900 in equity from the Swartz agreement, $318,000 in loans from an officer/stockholder, $117,500 from a private placement of restricted common stock, and $17,500 in warrant exercises.

Total assets increased from $4,558,300 at December 31, 2001 to $4,814,800 at December 31, 2002. Current assets increased $409,900, net property and equipment increased $146,900, and other assets decreased $300,200. The primary change in current assets was the classification of $484,000 of the value of Golden stock as a current asset. The Company is actively selling its Golden shares to assist with its working capital needs. The Company’s investment in Golden stock increased by $390,200 to a total value of $704,100 at December 31, 2002, of which $484,000 is classified in current assets. This results in a decrease in other assets of $93,800. Other assets also decreased by $155,900 due to reclassifying stock placement costs as a reduction of proceeds from the related stock offering.

Total liabilities increased from $7,499,400 at December 31, 2001 to $9,402,700 at December 31, 2002, an increase of $1,903,300. Of this amount, current liabilities increased $5,275,000 and long-term liabilities decreased $3,371,700. The increase in liabilities reflects the Private Placement of $844,100 in convertible promissory notes, $503,200 in accrued interest on convertible notes, a net increase of $259,500 in advances from stockholders, property and equipment financing of $209,500 and an increase in accounts payable and various accrued expenses of $412,500. These increases in liabilities were partially offset by $268,100 in debt payments. Current liabilities increased primarily due to the reclassification from long-term debt of $3,349,400 in convertible promissory notes and to increases in current maturities of capital lease obligations of $736,000, $518,000 in current maturities of long-term debt, $258,000 in accrued salaries due management, and $154,500 in accounts payable and other accrued expenses.

III. Working Capital/Liquidity

During the year ended December 31, 2002, working capital decreased by approximately $4,865,200 to a deficit balance of $5,776,200. $3,349,400 of the reduced working capital is due to the reclassification of convertible notes payable and accrued interest that became due within twelve months of December 31, 2002. Notes maturing in early 2003 have conversion prices ranging from $.50 to $1.18, and the market price at the time the notes matured was a lesser amount. Subsequent to December 31, 2002 note holders of the 2000 9% Convertible Promissory Notes were offered a lower conversion price of $0.20 per share and a higher interest rate of 12% per annum as an inducement to extend the term of their Notes for three years. As of April 8, 2003 $1,381,000 in principal plus accrued interest of $407,400 have been extended. Of those amounts, a total of $251,500 of principal and accrued interest has been converted into restricted common stock at $0.20 per share. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increase in current liabilities. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. Significant terms to the amended contract include the elimination of future warrants to be granted Swartz upon the exercise of the Company’s put rights, extending the term of the agreement to February 27, 2004, eliminating the six month minimum commitment fee and the right of first refusal on capital raising transactions, and the easing of restrictive covenants on such transactions. During the year ended December 31, 2002 $339,900 was received under the Swartz agreement. The Swartz equity funding has not been sufficient to meet the Company’s ongoing working capital needs, so a private placement of stock with attached three year warrants was begun in the fourth quarter of 2002. The initial offering price is $0.08 per share and the attached three year warrant for an equal number of shares is exercisable at prices of $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year. The Company also sold Golden shares during the year ended December 31, 2002 and raised a total of $349,500. Subsequent to December 31, 2002 $91,600 has been received from the Swartz agreement, $80,000 has been received from the private placement, and $152,100 has been received from selling Golden stock.

Forward-Looking Statements

Statements in this Form 10-KSB may constitute forward-looking statements and are subject to numerous risks and uncertainties, including the failure to complete successfully the development of new or enhanced products, the Company’s future capital needs, the lack of market demand for any new or enhanced products the Company may develop, any actions by the Company’s partners that may be adverse to the Company, the success of competitive products, other economic factors affecting the Company and its markets, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The actual results may differ materially from those contained in this Form 10-KSB.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS: Compliance with Section 16(a) of the Exchange Act

I. Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/02	Position	Position Held Since

Dr. John W. Whitney	56	President/Treasurer	May 1988
		Director
Paul H. Durckel	85	Director	September 1995
Alan C. Lewin	56	Director	September 1997
Gregory S. Skinner	48	Secretary	December 1990
Duane H. Rasmussen	72	Vice President;	November 1997
		Vice President and	May 1994
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

Gregory S. Skinner, Esq.

Mr. Skinner has served as secretary and general counsel of the Company and its subsidiaries since December 1990. He obtained his B.A. degree in Economics from the University of California at Berkeley in 1976. He obtained his J.D. degree from Hastings College of the Law, University of California at San Francisco in 1979. He is licensed to practice law in the states of California and Nevada. He retired from the practice of law on January 1, 2003 and is "of counsel" to the law office of Skinner, Watson & Rounds, a Professional Corporation (SWR). Prior to December 31, 2002 he was a shareholder in SWR, which has offices located in Reno, Las Vegas, and Incline Village, Nevada. Prior to becoming Secretary of Itronics Inc., Mr. Skinner has provided legal services and advice to Whitney & Whitney, Inc. since 1980.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2002 exceeded $100,000:

				Long Term
				Compensation
Name and				Securities
Principal	Calendar	Annual Compensation		Underlying
Position	Year	Salary	Bonus	Options (#)
Dr. John W. Whitney:	2002	$127,350	$-0-	3,250,000
President, Treasurer	2001	$127,001	$-0-	-0-
and Director (1) (2)	2000	$133,300	$-0-	-0-

Duane H. Rasmussen	2002	$132,000	$-0-	-0-
Vice President, VP	2001	$132,000	$-0-	-0-
and General Manager	2000	$104,000	$-0-	-0-
IMI (3)

(1) The 2002 and 2001 salary amounts include $125,000 and $70,000, respectively in unpaid salary, of which Dr. Whitney converted $67,500 into 675,000 restricted common shares in 2002 and $60,750 into 675,000 restricted common shares in 2001. These shares remain unissued, pending receipt of sufficient cash to pay the withheld payroll taxes. Effective January 1, 1999, Dr. Whitney was granted an option for 1,000,000 restricted common shares at $0.25 per share and effective July 1, 2002 he was granted on option for 3,000,000 restricted common shares at $0.30 per share. These options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. Effective October 2, 2002 Dr. Whitney was granted a five year option for 250,000 restricted common shares at $0.20 per share.

(2) The salary amounts listed above include $2,350, $2,001, and $8,300 for 2002, 2001, and 2000, respectively, that represent compensationpaid in common stock for service as a director of the Company. The compensation plan for all directors was 2,500 shares per quarter for 2002.

(3) The 2002 and 2001 salary amounts include $108,000 and $40,500, respectively, in unpaid salary. In addition, Mr. Rasmussen accepts $2,000 per month of his salary in common stock, of which $24,000 and $12,000, respectively, for 2002 and 2001 remain unissued pending receipt of sufficient cash to pay the withheld payroll taxes.

Option Grants in Last Fiscal Year:

	Number of	% of Total
	Securities	Options to
	Underlying	Employees	Exercise
	Options	in Fiscal	or Base	Expiration
Name	Granted	Year	Price	Date
John W. Whitney	3,000,000	91%	$0.30	1 year after employment term.
John W. Whitney	250,000	7%	$0.20	October 2, 2007

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

Values

Options Exercised:
Shares Acquired on
Name	Exercise (#)	Value Realized
None

Options Unexercised:
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/02		At 12/31/02
Name	Exercisable	Unexerciseable	Exercisable	Unexerciseable
Dr. John W. Whitney
Compensatory	4,250,000	-0-	$ -0- (1)	$ -0-
Non-compensatory	1,365,938	-0-	$ -0- (1)	$ -0-

(1) If value realized was based on the average of the closing bid and ask prices on December 31, 2002, the value realized would have been $-0-. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 31, 2003, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

	Amount and Nature of Beneficial Ownership
		Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)	16,669,511 (3)	5,615,938(4)	22,285,449	21.15

Richard J. Cavell
1013 No. Marshall Dr.
Camano Island, WA	5,101,457 (5)	125,000(4)	5,226,457	5.23

(1) Director

(2) Officer

(3) Includes 100,136 shares owned by John B. Whitney, Dr. John W. Whitney's minor son, and 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, and 250,000 shares at $0.20 per share. Dr. Whitney also has a non-compensatory three year option for 1,365,938 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He received this option as part of the assignment of Golden options to WWI. The transaction is more fully discussed in Item 12 below. Dr. Cavell’s option resulted from his investment in the current private placement and has the same terms as described above.

(4) Includes 21,375 shares owned by Bonnie Cavell, Richard Cavell's wife.

b) Security Ownership of Management.

The following table sets forth as of March 31, 2003, certain information, with respect to director and executive officer ownership of common stock in the Company:
	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)

Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)	16,669,511(5)	5,615,938	22,285,449	21.15

Paul H. Durckel
1655 Highway 395
Minden, NV 89423 (3)	316,900	117,485	434,385.43

Alan C. Lewin
P.O. Box 10725
Reno, NV 89510 (3)	260,000	-	260,000.26

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	1,405,594	-	1,405,594	1.41

All directors and
executive officers as
a group (5 persons)	19,489,207	5,733,423	25,222,630	23.91

(1) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, and 250,000 shares at $0.20 per share. Dr. Whitney also has a non-compensatory three year option for 1,365,938 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He received this option as part of the assignment of Golden options to WWI. The transaction is more fully discussed in Item 12 below.Mr. Durckel’s options include 41,585 shares at $0.15 related to his investment in the 2001 Convertible Promissory Notes and 75,900 shares related to his investment in the 2002 Equity Private Placement, which are convertible at $0.08, $0.16, and $0.24 per share for the first through third years of the option period.

(2) The percent of class is based on the sum of 99,773,627 sharesoutstanding or to be issued as of March 31, 2003 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of March 31, 2003.

(3) Director

(4) Officer

(5) Includes 100,136 shares owned by John B. Whitney, Dr. John W. Whitney's minor son, and

72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (Golden), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and WWI receives a combination of Golden common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of Golden at $0.10 per share, making him beneficial owner of more than ten percent of Golden. Any unexercised options under this arrangement can be assigned to WWI. Dr.'s Whitney and Cavell are principals in a group that controls the mining claims underlying one of Golden's two principal exploration and development properties. At December 31, 2002 WWI owned 3,061,212 restricted Golden shares. At December 31, 2001 WWI owned 200,000 unrestricted Golden shares and 2,789,042 restricted Golden shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total amount billed for 2002 and 2001 was $191,672 and $194,688, respectively. A total of $37,822 and $123,757 is included in accounts receivable at December 31, 2002 and 2001, respectively. At December 31, 2002, the average bid/asked price for Golden common was $0.23, resulting in a value of shares held on that date of $704,079. Included in the Golden shares held at December 31, 2002 are 1,050,000 restricted common shares that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from Golden. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of Golden, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept Golden restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these Golden shares is $214,275 and the market value at December 31, 2002 was $241,500.

In the fourth quarter of 2000, the Company’s subsidiary, IMI, entered into a purchase and refining agreement with Golden to process and resell Golden’s gold production from its mining operations. IMI processes the gold and sells it to an independent third party. Gold sales under this agreement were $-0- and $107,813 for 2002 and 2001, respectively.

During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of Golden stock at a value of $105,000 The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. Subsequently, WWI repaid 416,463 of the Golden shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. Also during 2002 Dr. Whitney loaned WWI a total of $235,000. Interest accrues at 12% per annum on the unpaid balance.

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

I. List of Financial Statements and Exhibits

1. List of Financial Statements:

(a) Consolidated Balance Sheets as of December 31, 2002 and 2001.

(b) Consolidated Statements of Operations and Comprehensive Income for the Years ended December 31, 2002 and 2001.

(c) Consolidated Statements of Stockholders' Equity (Deficit)for the Years ended December 31, 2002 and 2001.

(d) Consolidated Statements of Cash Flows for the Years ended December 31, 2002 and 2001.

(e) Notes to Consolidated Financial Statements.

2. List of Exhibits:

    21 List of significant subsidiaries.

II. Reports on Form 8-K.

    None

INDEX TO FINANCIAL STATEMENTS

AND SUPPLEMENTAL DATA

DECEMBER 31, 2002

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

Item 14. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. There have been no significant changes in internal controls, or in factors that could significantly affect internal controls, subsequent to the date the Chief Executive and Financial Officer completed his evaluation.

KAFOURY, ARMSTRONG & CO.

A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheets of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company and its subsidiaries have reported recurring losses from operations, including a net loss of $3,290,562 during the year ended December 31, 2002, a negative working capital of $5,776,237, and a stockholders’ deficit balance of $4,587,859 as of December 31, 2002. The ability to continue as a going concern is contingent primarily upon (a) future profitable operations, and (b) the ability to generate sufficient cash from operations and additional operating capital raised from other sources to meet obligations as they become due. This condition raises substantial doubt about the ability to continue as a going concern. Management's plans regarding this matter are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KAFOURY, ARMSTRONG & CO.

Reno, Nevada

April 8, 2003

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

ASSETS

	2002	2001
CURRENT ASSETS
Cash	$ 57,201	$ 14,675
Accounts receivable, less allowance for
doubtful accounts, 2002, $5,700;
2001, $7,400	88,239	166,976
Marketable securities	483,983	-
Inventories	337,153	318,595
Prepaid expenses	44,331	100,797
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	1,057,132	647,268

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,047,198
Design and construction in progress,
manufacturing facility	86,884	86,884
Equipment and furniture	1,797,926	1,585,995
Vehicles	133,028	133,028
Equipment under capital lease	1,077,152	971,888
	4,477,305	4,039,993
Less: Accumulated depreciation and amortization	1,085,175	794,750
	3,392,130	3,245,243
OTHER ASSETS
Patents, trademarks, and other, less accumulated
amortization 2002, $25,331; 2001, $24,275	9,115	10,171
Stock placement costs, less accumulated amortization
2001, $93,128	-	155,911
Marketable securities, available for sale	220,096	313,849
Deferred loan fees, less current portion, less accumulated
amortization 2002, $113,771; 2001, $67,546	91,946	138,171
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	35,131	38,397
	365,538	665,749
	$4,814,800	$4,558,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2002	2001
CURRENT LIABILITIES
Accounts payable	$ 610,772	$ 516,312
Accrued management salaries	341,278	83,329
Accrued expenses	300,204	319,691
Insurance contracts payable	15,962	30,799
Interest payable	168,473	74,097
Current maturities of long-term debt	556,301	38,255
Current maturities of capital lease obligations	1,162,723	426,744
Current maturities of advances from stockholders	284,687	25,222
Current maturities of convertible notes and accrued interest	3,374,838	25,438
Other	18,131	18,463
Total Current Liabilities	6,833,369	1,558,350

LONG-TERM LIABILITIES
Long-term debt, less current maturities	146,610	599,472
Convertible promissory notes	2,086,129	3,890,029
Accrued interest, convertible notes	294,262	540,444
Capital lease obligations, less current maturities	31,214	882,485
Accrued salary due stockholder	7,854	15,054
Deferred gain, less current maturities	3,221	13,548
Total Long-Term Liabilities	2,569,290	5,941,032
Contingency	-	-
	9,402,659	7,499,382

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2002, 0 shares; 2001, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2002, 88,690,170; 2001, 80,999,392	88,690	80,999
Additional paid-in capital	11,748,423	10,829,459
Accumulated deficit	(17,352,796)	(14,062,234)
Common stock to be issued	576,998	152,960
Accumulated other comprehensive income (loss)	241,653	(27,403)
Common stock options outstanding, net	109,173	85,097
	(4,587,859)	(2,941,122)
	$ 4,814,800	$ 4,558,260

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	2002	2001
REVENUES
Fertilizer	$502,290	$ 180,435
Photochemical recycling	309,271	239,126
Silver and gold	127,092	246,115
Mining technical services	347,032	477,577
Total Revenues	1,285,685	1,143,253
COST OF SALES	1,505,637	1,393,522
Gross Profit (Loss)	(219,952)	(250,269)

OPERATING EXPENSES
Depreciation and amortization	257,966	351,416
Research and development	73,742	50,142
Sales and marketing	1,010,755	1,252,931
Delivery and warehousing	39,866	22,357
General and administrative	987,226	1,064,760
	2,369,555	2,741,606
Operating (Loss)	(2,589,507)	(2,991,875)

OTHER INCOME (EXPENSE)
Interest expense	(854,551)	(635,058)
Interest income	307	3,183
Gain (loss) on sale of investments/equipment	153,189	(30,000)
Total Other Income (Expense)	(701,055)	(661,875)
(Loss) before provision for income tax	(3,290,562)	(3,653,750)
Provision for income tax	-	-
Net Income(Loss)	(3,290,562)	(3,653,750)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	269,056	(36,544)
Comprehensive Income (Loss)	$(3,021,506)	$(3,690,294)

Weighted average number of shares outstanding	84,341,784	78,349,197
Earnings (Loss) per share	$ (0.0390)	$ (0.0466)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

	COMMON STOCK		ADDITIONAL
	NUMBER OF		PAID-IN	ACCUMULATED	COMMON STOCK
	SHARES	AMOUNT	CAPITAL	DEFICIT	TO BE ISSUED	OTHER	TOTAL
Balance, December 31, 2000	75,017,412	$ 75,017	$ 9,761,976	$(10,408,484)	$ 117,151	$ 33,139	$ (421,201)
Sale/issue of common stock	5,981,980	5,982	1,067,483	-	35,809	-	1,109,274
Net (loss) for the year ended
December 31, 2001	-	-	-	(3,653,750)	-	-	(3,653,750)
Other comprehensive (loss) for
the year ended December 31, 2001	-	-	-	-	-	(36,544)	(36,544)
Common stock options outstanding	-	-	-	-	-	61,099	61,099
Balance, December 31, 2001	80,999,392	80,999	10,829,459	(14,062,234)	152,960	57,694	(2,941,122)
Sale/issue of common stock	7,690,778	7,691	918,964	-	424,038	-	1,350,693
Net (loss) for the year ended
December 31, 2002	-	-	-	(3,290,562)	-	-	(3,290,562)
Other comprehensive income for
the year ended December 31, 2002	-	-	-	-	-	269,056	269,056
Common stock options outstanding	-	-	-	-	-	24,076	24,076
Balance, December 31, 2002	88,690,170	$88,690	$11,748,423	$(17,352,796)	$576,998	$350,826	$(4,587,859)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
	2002	2001
Cash flows from operating activities
Net income (loss)	$(3,290,562)	$(3,653,750)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	257,966	351,416
Interest on convertible notes	515,969	324,027
Marketable securities received for services	(254,783)	(121,612)
(Gains) loss on investments	(153,189)	30,000
Bad debts	4,823	-
Stock option compensation	24,076	61,099
Expenses paid with issuance of common stock/debt:
Interest expense	32,954	3,738
Consulting expenses	510,251	411,109
Directors fees	7,050	6,003
Salaries	352,059	251,159
Operating expenses	3,250	8,978
(Increase) decrease in:
Trade accounts receivable	73,914	50,743
Inventories	(18,558)	(49,876)
Prepaid expenses, deposits and other	36,240	20,173
Increase (decrease) in:
Accounts payable	148,993	71,849
Accrued expenses and contracts payable	310,469	307,267
Net cash used by operating activities	(1,439,078)	(1,927,677)

Cash flows from investing activities:
Acquisition of property and equipment	(241,250)	(73,315)
Acquisition of intangibles and investments	-	(47,777)
Sale of investments	349,506	-
Sale of equipment	-	415
Net cash provided (used) by investing activities	108,256	(120,677)

Cash flows from financing activities:
Proceeds from sale of stock	474,850	346,921
Proceeds from stockholders/long-term debt	1,166,645	1,997,013
Payments on debt	(268,147)	(298,895)
Net cash provided by financing activities	1,373,348	2,045,039
Net increase (decrease) in cash	42,526	(3,315)
Cash, beginning of year	14,675	17,990
Cash, end of year	$ 57,201	$ 14,675

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

(continued)

	2002	2001
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$211,252	$ 254,260
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock/debt:
Accounts payable	54,534	93,870
Convertible notes and accrued interest	60,751	-
Property and equipment financed with
long-term debt	97,703	39,844
Equipment financed with capital leases	111,799	40,597
Deferred loan fees on debt/capital leases	-	77,008
Acquisition of assets by issuance of
common stock:
Stock/debt placement costs	-	85,865
Golden Phoenix Minerals, Inc.(Golden) options	109,275	-
Deferred loan fees on debt	-	16,500
Equipment	2,700	-
Acquisition of assets by issuance of debt:
Stock/debt placements costs	-	10,000
Payment of debt with GPXM stock	72,881	-

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 1 - Summary of Significant Accounting Policies:

Company's Activities:

The Company, a Texas corporation, was incorporated on October 29, 1987. The Company was to seek out and obtain through an acquisition and/or merger transactions, assets which could benefit its shareholders. In May of 1988, the Company acquired Whitney & Whitney, Inc. and its related entities through the issuance of its common stock. This acquisition was accounted for using the pooling of interests method. The Company, through its subsidiaries, is involved in mining technical services, photochemical recycling and related silver recovery, and liquid fertilizer manufacturing.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of Itronics Inc. and its subsidiaries owned and/or controlled by the Company as follows:
	2002	2001
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	81.63	81.63
American Gold & Silver (A Limited Partnership)	43.84	43.84

Whitney & Whitney, Inc. is the general partner for American Gold & Silver. As such, the Company has control over American Gold & Silver and has included it in its consolidation.

American Gold & Silver and Nevada Hydrometallurgical Project possess no material tangible assets or liabilities.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

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

Revenue Accounting for Contracts:

When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 2002 and 2001 were $117,740 and $134,676, respectively.

Accounts Receivable Allowance Account:

The Company uses the allowance method to account for uncollectible accounts receivable.

Inventories:

Inventory is determined utilizing the lower of cost or market value determined on the average cost valuation method and consists primarily of unprocessed silver bearing photochemicals, fertilizer raw materials and saleable fertilizer.

Following is a summary of finished goods and raw materials inventories as of December 31, 2002 and 2001:

	2002	2001
Finished goods	$ 76,609	$ 59,741
Raw materials	260,544	258,854
	$337,153	$318,595

Cost of the silver in solution inventory is either the actual cost, or 80% of the fair market value of the silver content of the photochemicals as determined by laboratory assays (See Note 14).

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed by accelerated and straight-line methods over five to forty years. Capital lease equipment is amortized using accelerated and straight-line methods over five to twenty years. Accumulated amortization on capital lease equipment is $300,419 and $201,784 at December 31, 2002 and 2001, respectively.

Repairs and maintenance are charged to operations as incurred.

Intangible Assets:

Intangible assets are amortized by the straight-line method over the following lives:

YEARS
Patents	17
Deferred loan fees	3-5

Research and Development:

The Company's fertilizer production process was previously in the research and development stage. Wages, benefits, rent, and other costs associated with ongoing research are expensed as research and development expenses when incurred.

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $4,665 and $72,030 for the years ended December 31, 2002 and 2001, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

loss for the period divided by the weighted average number of common shares outstanding during 2002 and 2001. Common stock equivalents are not included, as their effect would be antidilutive.

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

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2002 and 2001 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

	DECEMBER 31,
	2002	2001
Notes due to unrelated parties:
Notes payable secured by vehicles due at varying dates
through 2006. The monthly payments total $1,920,
including interest at 10.5% to 11.0% per annum.	$ 53,078	$ 65,581

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	527,087	542,058

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	25,043	30,088

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest not to exceed 1%
over the related bond rate.	97,703	-

Less current portion due within one year	(556,301)	(38,255)
Total long-term liabilities due to unrelated parties	$146,610	$599,472

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

	DECEMBER 31,
	2002	2001
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
restricted common stock at prices ranging from
$0.65 to $1.18 per share at any time through
dates ranging from January to February 2003.
(See Note 16)	2,573,000	2,621,000

Three year convertible promissory notes due at
varying dates through December 2004, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.15 per share at any time through
dates ranging from March to December 2004.	1,242,029	1,242,029

Three year convertible promissory notes due at
varying dates through September 2005, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.25 per share at any time through
dates ranging from January to September 2005.	844,100	-

Accrued interest on convertible promissory notes	1,049,100	545,882

Less current portion due within one year	(3,374,838)	(25,438)
Total Long Term Convertible Promissory Notes
and Accrued Interest	$2,380,391	$4,430,473

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$ 280,287	$ 20,000

Unsecured note payable to an employee/stockholder
for $4,500. Due on demand. Interest on a reim-
bursement basis based on the employee’s line of
credit, presently at 7.25% per annum.	1,400	-

Unsecured note payable to a stockholder in the
amount of $10,000, dated December 28, 1994.
Monthly payments of $220, including interest at
11.5%, began January 1998 and continued to
December 2000. No demand has been made for
payment.	3,000	5,222
	284,687	25,222
Less current portion due within one year	(284,687)	(25,222)
Total long-term liabilities due to stockholders	$ -	$ -

Long-term debt matures as follows:
	UNRELATED	CONVERTIBLE
YEAR	PARTIES	NOTES	STOCKHOLDERS
2003	$ 556,301	$3,374,838	$284,687
2004	28,202	1,459,737	-
2005	26,299	920,654	-
2006	13,946	-	-
2007	4,885	-	-
2008-2022	73,278	-	-
	$702,911	$5,755,229	$284,687

As discussed in Note 15 mechanics liens have been filed for work done at the Company’s manufacturing facility. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. $510,218 of the principal balance would otherwise be classified as long term debt. The lender is aware of the situation and has not made a demand or taken any other action.

As of December 31, 2002 a $20,000 12% convertible promissory note from 1999 was in default. The note has subsequently been extended for three years.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 4 - Major Customers:

Fertilizer sales for the years ended December 31, 2002 and 2001 include $498,116 and $146,824, respectively, from one major customer, which represents 99% and 81%, respectively, for the years ended December 31, 2002 and 2001. The customer is one of the largest fertilizer distribution companies in the country.

Photochemical recycling revenue for the year ended December 31, 2002 includes $95,350 from one major customer under a Department of Defense contract.

Silver and gold sales for the year ended December 31, 2002 includes $52,606 from one major customer. Silver and gold sales for the year ended December 31, 2001 includes $154,800 and $51,708 from two major customers.

Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2002 includes $191,672 and $132,890 from two major customers which represents 55% and 38%, respectively, of technical services revenues. Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2001 includes $281,042 and $194,688 from two major customers which represents 59% and 41%, respectively, of technical services revenues. Receivables from these major customers as of December 31, 2002 and 2001 amount to $47,370 and $126,607, which represents 66% and 98%, respectively, of consulting accounts receivable.

The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of sales revenues may change from year to year.

NOTE 5 - Income Taxes:

The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

	2002		2001
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME
Federal tax at statutory rate	$-	- %	$-	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %
Total Income Tax Expense	$-	0.0%	$-	0.0%

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

The Company's consolidated net operating loss available for carry-

forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2003	$ 14,737
2005	65,113
2006	430,403
2007	188,146
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,933,607
2022	2,427,547
$11,733,604

The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 2002 and 2001 are as follows:

	2002	2001

Total deferred tax assets	$4,103,389	$ 3,265,475
Less valuation allowance	(4,103,389)	(3,265,475)
Net deferred tax asset	$ -	$ -

NOTE 6 - Stock Option and Purchase Plans:

In January 2000 the Company began a private placement of three year convertible notes to raise $2.5 million. The placement was completed in February 2000 and raised a total of $2,668,000. The notes and accrued interest are convertible to restricted Common Shares at varying dates through February 2003, with conversion prices ranging from $0.50 to $1.18.

In October 2000 the Company completed the registration of 10,000,000 common shares in connection with its agreement with Swartz Private Equity, LLC. (Swartz) to raise $15 million over three years. As part of the agreement, Swartz received a five year warrant for 2,400,000 shares at $0.55 per share and it received five year warrants for 331,033 shares based on the exercise of the Company’s put rights during 2001. The exercise price of these warrants range from $0.0825 to $0.308, but are subject to downward reset provisions. In February 2002 the agreement with Swartz was renegotiated and as part of the new

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

agreement, Swartz was granted a five year warrant for 360,000 shares at an exercise price of $0.238.

In March 2001 the Company began a private placement of three year convertible notes. A total of $1,242,029 was raised in 2001. The notes and accrued interest are convertible to restricted common shares at varying dates through December 2004, with conversion prices ranging from $0.10 to $0.15.

In January 2002 the Company began a private placement of three year convertible notes. A total of $844,100 was raised in 2002. The notes and accrued interest are convertible to restricted common shares at varying dates through September 2005, with conversion prices ranging from $0.10 to $0.25. In November 2002 the Company began a private placement of restricted common stock with an equal number of attached warrants. A total of $117,500 at $0.08 per share was raised in 2002. The warrants are for three years and are convertible into restricted common stock at $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year.

In addition, the Company has granted options and warrants to acquire common shares to certain officers, directors, employees, and consultants of the Company. The options are exercisable at varying dates through October 2007, except for the 4,000,000 options granted to an officer/stockholder, which expire one year after the end of his employment. The number of outstanding options and warrants was 4,749,491 and 1,542,865 shares at December 31, 2002 and 2001, respectively.

Following is a summary of all warrant and option activity for the years ended December 31, 2002 and 2001.

	NUMBER OF SHARES
	2002	2001
Under option, beginning of year	19,908,809	10,157,683
Granted	16,714,871	11,624,567
Exercised	(554,040)	(500,000)
Expired	(450,846)	(1,373,441)
Under option, end of year	35,618,794	19,908,809
Average price for all options granted and exercised	$0.16	$0.14

Compensatory Stock Options:

Included in the above options and warrants are compensatory options to acquire 3,307,626 and 87,965 common shares at December 31, 2002 and 2001, respectively. These options were granted to various employees and consultants at varying dates during 2002 and 2001. The options for 2002 are exercisable at any time over three years from the date of grant, with the exception of 3,000,000 shares that are exercisable until one year after the termination of employment of one officer/stockholder and 250,000 shares that are exercisable for five years beginning October 2, 2002. The exercise prices are 250,000 shares at $0.20, 1,626 shares at $0.25, 3,000,000 shares at $0.30, 32,000 shares at $0.50, and 24,000 shares at $0.90. The options for 2001 are

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

exercisable at any time over three years from the date of grant, with exercise prices of 1,065 shares at $0.25, 15,000 shares at $0.35, 15,900 shares at $0.40, 32,000 shares at $0.50, and 24,000 shares at $0.90. The Company applies APB Opinion 25 in accounting for these stock options. Total compensation, based on the fair market values of the stock on the grant dates is $341 and $-0- for December 31, 2002 and 2001, respectively. These amounts are being amortized over the three year lives of the options, which resulted in compensation expense of $24,076 and $61,099 for December 31, 2002 and 2001, respectively, and deferred compensation as of December 31, 2002 and 2001 of $15,159 and $63,147, respectively. 67,000 shares of prior year options expired during 2002.

If the Company were to apply the provisions of FASB Statement No. 123 to these options, using the fair value method, compensation expense would have been $232,075 and $678 for December 31, 2002 and 2001, respectively. Net loss and loss per share would have been impacted as follows:

	2002	2001
Net Income (Loss):
As reported	$(3,290,562)	$(3,653,750)
Pro forma	$(3,498,561)	$(3,593,329)
Earnings (Loss) per share:
As reported	$ (0.0390)	$ (0.0466)
Pro forma	$ (0.0415)	$ (0.0459)

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 2002 and 2001:

	2002	2001
Dividend yield	0%	0%
Risk-free interest rate	2.69%	5.02%
Expected life	3-12 years	3 years
Expected volatility	33.03%	21.64%

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 7 - Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2002	2001
Payment of salaries	$345,950	$114,790
Payment of consulting and operating fees	6,700	33,232
Payment of director fees	825	1,200
Payment of interest	13,348	3,738
Conversion of notes payable and accrued interest	25,900	-
Private placement for cash	75,000	-
Private placement for GPXM option purchase	109,275	-
	$576,998	$152,960

NOTE 8 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2002	2001

Accrued salaries and vacation	$ 60,469	$ 59,118
Federal and state payroll taxes	132,877	170,391
Sales tax	33,858	34,182
Audit and annual meeting costs	73,000	56,000
	$300,204	$319,691

NOTE 9 – Other Comprehensive Income

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2002	2001
Unrealized holding gains (losses)
arising during the period	$229,927	$(36,544)
Reclassification adjustment	39,129	-
Other Comprehensive Income	$269,056	$(36,544)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 10 - Related Party Transactions:

Several promissory notes are held by stockholders at December 31, 2002 and 2001 (see Note 3 for terms).

$349,132 and $98,383 of the accrued management salaries as of December 31, 2002 and 2001, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. Interest accrued at 12% per annum on salaries due officer and employee/ stockholders amounted to $37,263 and $8,373, respectively, in 2002 and 2001. Of these amounts, $32,954 and $3,738 for 2002 and 2001, respectively, was paid by issuance of 196,184 and 26,550 shares of restricted common stock. In addition to the above, salary expense of $341,000 and $94,350 for 2002 and 2001, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued are 3,215,189 and 956,997 for 2002 and 2001, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes.

Combined consulting and salary expenses amounting to $838,818 and $636,377 for 2002 and 2001, respectively, were paid by issuance of 5,319,902 and 3,948,381 shares, respectively, of common stock. The shares were or are to be issued at varying dates in 2001, 2002 and 2003.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (Golden), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and WWI receives a combination of Golden common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of Golden at $0.10 per share, making him beneficial owner of more than ten percent of Golden. Any unexercised options under this arrangement can be assigned to WWI. Dr.'s Whitney and Cavell are principals in a group that controls the mining claims underlying one of Golden's two principal exploration and development properties. At December 31, 2002 WWI owned 3,061,212 restricted Golden shares. At December 31, 2001 WWI owned 200,000 unrestricted Golden shares and 2,789,042 restricted Golden shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total amount billed for 2002 and 2001 was $191,672 and $194,688, respectively. A total of $37,822 and $123,757 is included in accounts receivable at December 31, 2002 and 2001, respectively. At December 31, 2002, the average bid/asked price for Golden common was $0.23, resulting in a value of shares held on that date of $704,079. Included in the Golden shares held at December 31, 2002 are 1,050,000 restricted common shares that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from Golden. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of Golden, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept Golden restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these Golden shares is $214,275 and the market value at December 31, 2002 was $241,500.

In the fourth quarter of 2000, the Company’s subsidiary, IMI, entered into a purchase and refining agreement with Golden to process and resell Golden’s gold production from its mining operations. IMI processes the gold and sells it to an independent third party. Gold sales under this agreement were $-0- and $107,813 for 2002 and 2001, respectively.

During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of Golden stock at a value of $105,000 The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. Subsequently, WWI repaid 416,463 of the Golden shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587.

For related party transactions subsequent to December 31, 2002, see Note 16.

NOTE 11 - Lease Commitments and Rent Expense:

0perating Leases

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2003. Monthly payments are $4,815.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,000.

A wholly owned subsidiary of the Company, WWI, is committed under non-cancelable operating leases for the use of office space, a vehicle and office equipment. The monthly lease payments total $3,475, with an increase to $3,516  in August 2003, and expire on various dates through the year ending December 31, 2006.

Future minimum rental commitments at December 31, 2002, under these operating lease agreements are due as follows:

2003	$68,759
2004	24,271
2005	7,261
2006	4,235
2007	-
$104,526

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Total rental expense included in the statements of operations for the above leases for the years ended December 31, 2002 and 2001 are $113,066 and $108,940, respectively.

Capital Leases

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

At varying dates in 2002 the Company and its subsidiaries entered into leases for new plant and office equipment. The leases totaled $209,502. The lease periods range from three to five years, and the total monthly lease payments are $2,914. All the leases have buyout options for $1 at the end of the lease.

As of December 31, 2002 lease payments totaling $330,982 were in arrears. Of this amount, $299,905 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid through December 31, 2002, a total of $500,598, has been classified as a current liability. This amount would otherwise be classified as long term debt. As of March 31, 2003 lease payments totaling $428,745 are in arrears. Some of the lessors have filed suit to recover the amounts due under the leases. The present status of these actions is discussed in Note 15. The Company is making ongoing payment arrangements with these and the other lessors to avoid action that may be adverse to the Company.

All of the above described leases are secured by the equipment acquired or financed under the lease.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Future minimum lease commitments at December 31, 2002 are due as follows:

2003	$1,468,474
2004	23,265
2005	2,960
1,494,699
Less: amounts representing interest	(300,762)
$1,193,937

NOTE 12 - Business Segments:

The Company and its subsidiaries operate primarily in two business segments as identified in Note 1. The following defines business segment activities:

Photochemical Fertilizer:                               Photochemical recycling,

                                                       Silver recovery,

                                                       Fertilizer production and

                                                       Sales

Mining Technical Services:                              Mining industry services

The photochemical fertilizer segment operates principally in Northern Nevada and Southern California and, to a lesser extent, Northern California. The primary source of revenue for this segment is from the pick-up and processing of photochemicals, recovery of silver therefrom, and sales of GOLD’n GRO fertilizer products. The customer base is diverse and includes organizations in the photo-processing, printing, x-ray and medical fields. Fertilizer sales are concentrated in the same geographic markets and the customer base is principally in commercial markets, including golf courses, turf farms, and specialty agriculture which includes vegetables, fruit and nut trees, and wine and table grapes.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Operating income (loss) by business segment:
	2002	2001
Photochemical Fertilizer:
Revenues:
Fertilizer sales	$502,290	$ 180,435
Photochemical recycling	309,271	239,126
Silver and gold sales	127,092	246,115
	938,653	665,676
Cost of sales and operating expenses	3,115,935	3,319,294
Research and development	73,742	50,142
	3,189,677	3,369,436
Operating (Loss)	$(2,251,024)	$(2,703,760)
Mining Technical Services:
Technical services revenues	$347,032	$ 477,577
Cost of sales and operating expenses	685,515	765,692
Operating (Loss)	$(338,483)	$(288,115)

General and administrative expenses of $160,079 and $159,527 incurred by Itronics Inc. were equally divided between the two segments for 2002 and 2001, respectively.

Reconciliation of segment revenues, cost of sales, gross profit (loss), and operating income (loss) to the respective consolidated amounts:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

	2002	2001
Revenues
Photochemical Fertilizer	$938,653	$ 665,676
Mining Technical Services	347,032	477,577
Consolidated Revenues	$1,285,685	$ 1,143,253

Photochemical Fertilizer	$1,190,447	$ 1,016,943
Mining Technical Services	315,190	376,579
Consolidated Cost of Sales	$1,505,637	$ 1,393,522

Gross Profit (Loss)
Photochemical Fertilizer	$(251,794)	$ (351,267)
Mining Technical Services	31,842	100,998
Consolidated Gross Profit (Loss)	$(219,952)	$ (250,269)

Operating Income (Loss)
Photochemical Fertilizer	$(2,251,024)	$(2,703,760)
Mining Technical Services	(338,483)	(288,115)
Consolidated Operating Income (Loss)	(2,589,507)	(2,991,875)
Other Income (Expense)	(701,055)	(661,875)
Consolidated Net Income (Loss) before taxes	$3,290,562)	$(3,653,750)

Other segment information:	2002	2001
Capital expenditures by business segment:
Photochemical Fertilizer	$449,398	$ 151,763
Mining Technical Services	4,054	1,459
Consolidated Capital Expenditures	$453,452	$ 153,222

Depreciation and amortization expense by business segment:
Photochemical Fertilizer
Depreciation	$173,685	$ 160,845
Amortization	53,612	144,862
	227,297	305,707
Mining Technical Services
Depreciation	18,106	18,083
Amortization	12,563	27,626
	30,669	45,709
Consolidated Depreciation and Amortization	$257,966	$ 351,416

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Identifiable assets by business segment (net of accumulated

depreciation, accumulated amortization, and allowance for doubtful accounts):
	2002		2001
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 27,178	$ 29,496	$ 8,599	$ 4,066
Accounts receivable, net	20,072	68,167	40,782	126,194
Marketable securities	-	483,983	-	-
Inventories	335,327	1,826	316,769	1,826
Deferred loan fees, current	36,234	9,991	36,234	9,991
Prepaid expenses	24,192	4,546	47,612	3,397
	443,003	598,009	449,996	145,474
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,091,240	-	999,351	-
Construction in progress,
manufacturing facility	86,884	-	86,884	-
Equipment	1,096,832	83,405	995,509	114,825
Vehicles	41,497	539	62,283	1,287
Equipment under capital lease	634,736	137,710	589,827	174,275
	3,166,189	221,654	2,948,854	290,387

Other Assets, net
Patents, trademarks, and other	9,115	-	10,171	-
Marketable securities	-	220,096	-	313,849
Inter-company investments/loans	-	1,405,559	-	1,745,665
Deposits	15,121	19,812	18,387	19,812
Deferred loan fees	85,347	6,599	121,581	16,590
	109,583	1,652,066	150,139	2,095,916
	$3,718,775	$2,471,729	$3,548,989	$2,531,777

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Reconciliation of segment assets to consolidated assets:
	2002	2001

Total Assets:
Photochemical Fertilizer	$ 3,718,775	$ 3,548,989
Mining Technical Services	2,471,729	2,531,777
Total Segment Assets	6,190,504	6,080,766
Itronics Inc. assets	17,827,985	16,278,194
Less: inter-company elimination	(19,203,689)	(17,800,700)
Consolidated Assets	$ 4,814,800	$ 4,558,260

NOTE 13 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $3,290,562 during the year ended December 31, 2002, a negative working capital of $5,776,237, and a stockholders’ deficit balance of $4,587,859 as of December 31, 2002. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

Prior to acquiring Whitney & Whitney, Inc. in 1988, the Company registered 1,777,000 common shares for public offering. Due to security law changes immediately subsequent to the offering, the offering did not raise sufficient equity capital to complete the Company's business plan. In order to solve the Company's liquidity problems, management implemented a plan of obtaining equity through private placements of preferred and common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares.

In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photochemicals has been completed. In March 1998 the Company’s subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the GOLD’n GRO line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options. In March 2003 the companies entered the second five year term of the agreement.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

A summary of the results of efforts to raise funds through various private placements over the last several years is presented in Note 6.

NOTE 14 - Off-Balance Sheet Risks and Concentration of Credit Risk:

The Company occasionally maintains bank deposits in excess of federally insured limits. The Company’s risk is managed by maintaining its accounts in one of the top five largest banks in the country.

As of December 31, 2002, a significant portion of the Company's accounts receivable is concentrated with one mining industry client. This concentration of credit risk is somewhat mitigated due to the fact that WWI is closely assisting the client with its capital raising efforts and with development of its mining and exploration projects.

Increase or decrease in photochemical recycling service and silver extraction revenues has a direct relationship with federal, state, and local regulations and enforcement of said regulations. Fertilizer revenues could be impacted by crop cycles, seasonal variations, and weather patterns.

The ability to recognize a net profit from silver recovery sales is based on the fair market value of silver (London five day average) at the time the photochemicals are obtained versus the fair market value of silver when recovered silver is sold. Most customers are given an 80% silver credit against recycling services based on the content of silver in the photochemicals. If the fair market value of silver declines, the possibility exists that the 80% credit, plus operating costs associated with the silver extraction, could exceed the revenues generated at the time the silver is sold.

Management's plan to reduce the market risk of silver is to increase the volume of photochemicals and the resultant silver recovery, and then to implement a hedging program in which silver will be sold forward, thereby matching the price to be received to the price paid to the Company's customers.

As a handler of photochemical materials, the Company is subject to various federal, state, and local environmental, safety, and hazardous waste regulations. The Company believes that its policies and procedures for handling hazardous wastes are in compliance with the applicable laws and regulations and are consistent with industry standards. Costs for these compliance activities are expensed as incurred. As the Company's photochemical fertilizer business expands, the various laws and regulations that are applicable to the Company's activities will change. During 1996, the Company received concurrence from the State of Nevada environmental officials that the Company's photochemical fertilizer process meets the existing requirements for exemption from all environmental regulations, except toxic metal content standards, and with the exception that certain presently conducted lab analyses of the photochemicals will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Now that all the photochemicals are utilized in the fertilizer or other commercial products, all the Company's customers are arguably exempt.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 15 – Legal Proceedings

In August 2002 a supplier of equipment to be utilized in the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. The liability is secured by a UCC filing on the equipment acquired.

In September 2002 one of IMI’s equipment lessors filed suit against it in Los Angeles County, California due to delinquent payment of monthly lease payments. The suit seeks $45,878 plus late charges, interest, and court costs/attorney fees. Subsequent to December 31, 2002 IMI restructured the lease and signed a stipulated judgment. The restructured lease requires 30 monthly payments of $1,500 plus one payment of $1,000, for a total of $46,000. If IMI defaults the new lease, a judgment can be entered for the remaining amount due, plus interest, attorney fees, and other costs.

In September and October 2002 a general contractor and two subcontractors have filed mechanics liens on IMI’s Stead manufacturing facility due to non payment for work performed on the property. The amounts due total $104,708. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. In December 2002 IMI worked out a payment arrangement calling for monthly payments of $15,000 to be paid in the Company’s common stock. The general contractor is applying the payments to the balance due it and the subcontractors.

In November and December 2002 two lawsuits were filed by three of IMI’s equipment lessors, one in Oakland County, Michigan and one in Cook County, Illinois, seeking a total of $142,955 plus costs and attorney fees. IMI has retained a debt restructuring firm based in Texas to negotiate a settlement of these suits.

In December 2002 a trade payable creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and began making monthly payments of $3,000 in March 2003.

From January 1, 2003 through April 8, 2003, a total of six suits have been filed against the Company or its subsidiaries seeking a total of $285,200 plus attorney fees and costs. Five of the suits are from equipment lessors and one is from a trade payable creditor. These suits have been or will be assigned to the debt restructuring company to assist in negotiating settlement or other payment arrangements.

Successful settlement of the above claims is dependent on future financing.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

NOTE 16 - Subsequent Events:

The following summarizes common stock activity from January 1, 2003 through April 8, 2003:

	ISSUED	TO BE ISSUED
	SHARES	AMOUNT	SHARES	AMOUNT
Labor and consulting services	1,029,303	$104,075	3,376,387	$355,508
Director fees	7,500	825	-	-
Interest on deferred salaries	115,741	13,348	-	-
Account payable settlements	493,334	57,800	166,667	15,000
Golden option assignment	-	-	1,365,938	109,275
2002 conversion of notes payable	401,400	25,972	-	-
2003 conversion of notes payable	1,257,289	251,457	-	-
Private placement for cash	1,937,500	155,000	-	-
Swartz agreement	1,279,065	119,595	-	-
	6,521,132	$728,072	4,908,992	$479,783

In addition, approximately $23,080 in labor and consulting services has been incurred in the first quarter 2003 that will be paid in stock.

Subsequent to December 31, 2002 the Company offered the holders of its 2000 9% Convertible Notes to extend the notes for three years in exchange for an increase in the interest rate, effective as of each note maturity date, to 12% per annum and a reduced conversion price of $0.20 per share. As of the date of this report, out of a principal balance of $2,573,000, holders of $1,381,000 in notes have agreed to extend their notes. In addition, $251,457 of the principal and accrued interest has been converted to Company common stock at $0.20 per share.

NOTE 17 – Earnings (Loss) Per Share:

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2002 and 2001.

	2002	2001
Net Income (Loss)	$(3,290,562)	$(3,653,750)
Less: Preferred stock dividends	-	-
Basic EPS income (loss) available to
common stockholders	$(3,290,562)	$(3,653,750)

Weighted average number of shares outstanding	84,341,784	78,349,197
Common equivalent shares	-	-
	84,341,784	78,349,197
Per share amount	$ (0.0390)	$ (0.0466)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002 AND 2001

Warrants, options, and shares to be issued, totaling 41,682,465 and 21,274,807 shares as of December 31, 2002 and 2001, respectively, would dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

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

                                              ITRONICS INC.

Date: April 14, 2003                          By: /S/ JOHN W. WHITNEY

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

Date: April 14, 2003                            By: /S/ JOHN W. WHITNEY

                                                  John W. Whitney

                                                  President, Treasurer and Director

                                                  (Principal Executive and Financial

                                                  Officer)

Date: April 14, 2003                               By: /S/ MICHAEL C. HORSLEY

                                                     Michael C. Horsley

                                                     Controller

                                                     (Principal Accounting Officer)

Date: April 14, 2003                               By: /S/ PAUL H. DURCKEL

                                                     Paul H. Durckel

                                                     Director

Date: April 14, 2003                               By:/S/ ALAN C. LEWIN

                                                     Alan C. Lewin

                                                     Director

ITRONICS INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John W. Whitney, certify that:

1.I have reviewed this annual report on Form 10-KSB of Itronics Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

(c)presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                              /S/ JOHN W. WHITNEY

                                                 John W. Whitney

                                                 Chief Executive Officer

                                                 Chief Financial Officer

ITRONICS INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Itronics Inc. (the Company") on Form 10-KSB for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on April 15, 2003 (the "Report") each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 14, 2003                                 /S/ JOHN W. WHITNEY

                                                    John W. Whitney

                                                    Chief Executive Officer

                                                    Chief Financial Officer