Form 10QSB
period 2003-03-31
ITRONICS INC
filed 2003-05-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2003

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

As of April 30, 2003, 95,770,217 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2003 AND DECEMBER 31, 2002

(UNAUDITED)

ASSETS

	MARCH 31,	DECEMBER 31,
	2003	2002
CURRENT ASSETS
Cash	$ -	$ 57,201
Accounts receivable, less allowance for
doubtful accounts, 2003, $5,700; 2002, $5,700	114,220	88,239
Marketable securities	446,309	483,983
Inventories	367,234	337,153
Prepaid expenses	70,973	44,331
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	1,044,961	1,057,132

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	86,884	86,884
Equipment and furniture	1,799,478	1,797,926
Vehicles	133,028	133,028
Equipment under capital lease	1,077,152	1,077,152
	4,478,857	4,477,305
Less: Accumulated depreciation and amortization	1,158,417	1,085,175
	3,320,440	3,392,130
OTHER ASSETS
Intangibles, net of amortization	8,956	9,115
Marketable securities, available for sale	-	220,096
Deferred loan fees, less current portion, net of
amortization	80,387	91,946
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	35,131	35,131
	133,724	365,538
	$ 4,499,125	$4,814,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	MARCH 31,	DECEMBER 31,
	2003	2002
CURRENT LIABILITIES
Bank overdraft	$ 6,274	$ -
Accounts payable	544,419	610,772
Accrued management salaries	411,203	341,278
Accrued expenses	394,358	300,204
Insurance contracts payable	29,486	15,962
Interest payable	200,829	168,473
Current maturities of long-term debt	556,854	556,301
Current maturities of capital lease obligations	1,101,791	1,162,723
Current maturities of advances from stockholders	284,487	284,687
Current maturities of convertible notes and accrued interest	1,803,427	3,374,838
Other	17,602	18,131
Total Current Liabilities	5,350,730	6,833,369

LONG-TERM LIABILITIES
Long-term debt, less current maturities	136,123	146,610
Convertible promissory notes, less current maturities	3,219,129	2,086,129
Accrued interest, convertible notes, less current maturities	678,434	294,262
Capital lease obligations, less current maturities	75,472	31,214
Accrued salary due stockholder	6,054	7,854
Deferred gain, less current maturities	1,167	3,221
Total Long-Term Liabilities	4,116,379	2,569,290
	9,467,109	9,402,659

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2003, 0 shares; 2002, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
94,864,635 at March 31, 2003; 88,690,170 at
December 31, 2002	94,865	88,690
Additional paid-in capital	12,383,620	11,748,423
Accumulated deficit	(18,040,964)	(17,352,796)
Common stock to be issued	498,333	576,998
Accumulated other comprehensive income (loss)	39,986	241,653
Common stock options outstanding, net	56,176	109,173
	(4,967,984)	(4,587,859)
	$ 4,499,125	$ 4,814,800

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
REVENUES
Fertilizer	$100,945	$ 111,910
Photochemical recycling	42,373	57,220
Silver	12,968	30,642
Mining technical services	75,323	68,863
Total Revenues	231,609	268,635
COST OF SALES	277,806	338,549
Gross Profit (Loss)	(46,197)	(69,914)

OPERATING EXPENSES
Depreciation and amortization	82,377	91,291
Research and development	16,342	14,922
Sales and marketing	203,299	260,078
Delivery and warehousing	8,063	8,781
General and administrative	174,510	258,652
Total Operating Expenses	484,591	633,724
Operating (Loss)	(530,788)	(703,638)

OTHER INCOME (EXPENSE)
Interest expense	(229,703)	(195,720)
Interest income	-	3
Gain on sale of investments	64,161	1,463
Other	8,162	-
Total Other Income (Expense)	(157,380)	(194,254)

Income (Loss) before provision for income tax	(688,168)	(897,892)
Provision for income tax	-	-
Net Income(Loss)	(688,168)	(897,892)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(201,667)	235,076
Comprehensive Income (Loss)	$(889,835)	$(662,816)

Weighted average number of shares
Outstanding (1,000’s)	92,240	81,697
Earnings (Loss) per share	$(0.0075)	$(0.0110)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income (loss)	$(688,168)	$ (897,892)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	82,377	91,291
Interest on convertible notes	147,219	113,890
Marketable securities received for services	-	(14,164)
(Gain) Loss on investments	(64,161)	(1,463)
Stock option compensation (credit)	(52,997)	12,060
(Gain) on debt restructuring	(20,564)	-
Expenses paid with issuance of common stock/debt	126,314	189,222
(Increase) decrease in:
Trade accounts receivable	(25,981)	(79,742)
Inventories	(30,081)	(29,765)
Prepaid expenses	(21,101)	(17,098)
Deposits	-	(1,541)
Increase (decrease) in:
Accounts payable	(8,553)	16,023
Accrued expenses and contracts payable	175,803	139,701
Accrued interest	43,990	4,212
Net cash used by operating activities	(335,903)	(475,266)

Cash flows from investing activities:
Acquisition of property and equipment	(1,552)	(46,627)
Acquisition of intangibles and investments	-	-
Proceeds from sale of investments	120,263	32,214
Net cash provided (used) by investing activities	118,711	(14,413)

Cash flows from financing activities:
Proceeds from sale of stock	171,595	10,000
Proceeds from debt, stockholders	-	212,545
Proceeds from long-term debt, unrelated	-	614,500
Payments on long-term debt	(17,878)	(99,083)
Net cash provided by financing activities	153,717	737,962
Net increase (decrease) in cash	(63,475)	248,283
Cash, beginning of period	57,201	14,675
Cash (overdraft), end of period	$ (6,274)	$ 262,958

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2002. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants was begun in the fourth quarter of 2002. The initial offering price is $0.08 per share and the attached three year warrant for an equal number of shares is exercisable at prices of $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year. $80,000 was received from this private placement during the three months ended March 31, 2003 and an additional $10,000 was received subsequent to March 31, 2003. In addition, $91,595 was received under the Swartz Private Equities, LLC equity line of credit during the three months ended March 31, 2003 and $28,000 was received subsequent to March 31, 2003.

4. In August 2002 a supplier of equipment to be utilized in the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due.

During the period of September 2002 through March 2003 a total of eight lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Four of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $460,227 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, two have been assigned to a debt management company who is attempting to negotiate settlements, subject to the Company’s ability to provide additional funds for the debt management company to work with. The other cases are pending assignment to the debt management company, pending availability of funds. In addition, of the five unsettled suits, two of the plaintiffs have received default judgments and one has submitted a motion for a default judgment.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

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

In December 2002 a trade payable creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and made a payment of $3,000 in March 2003. Subsequent payments have not been made and the Company is in periodic communication with the plaintiffs lawyer. No other action has been taken as of the date of this report.

In February 2003 a trade payable creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In April 2003 a suit was filed in Washoe County, Nevada against the Company by one of the Convertible Promissory Note holders, seeking in excess of $94,000, plus attorney fees and other costs. The suit has been answered and the Company will attempt to negotiate a settlement.

Successful settlement of the above claims is dependent on additional financing.

5. As of March 31, 2003 lease payments totaling $417,180 were in arrears. Of this amount, $410,981 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through March 31, 2003 by the date of this report have been classified as current liabilities. The amount included in current liabilities that would otherwise be classified as long term debt is $370,710. As of the date of this report, lease payments due as of April 30, 2003 totaling $453,188 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

During the three months ended March 31, 2003 four leases were restructured. Two of those were settlements of lawsuits in which the Company agreed to sign stipulated judgments wherein the lessor will receive a default judgment if the future payment terms are not met. Negotiations on another of those leases also required the signing of a stipulated judgment. The result of restructuring these leases was the elimination of all payments in arrears and future minimum lease payments of $122,922, compared to minimum lease payments of $133,389 prior to the restructuring.

As discussed above, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. $505,676 of the principal balance would otherwise be classified as long term debt. Monthly payments in common stock are being made to the general contractor. The lender is aware of the situation and has not made a demand or taken any other action.

6. During the three months ended March 31, 2003 the Company offered the holders of its 2000 Series 9% Convertible Promissory Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. As of March 31, 2003, out of a principal balance of $2,573,000, holders of $1,306,000 in notes agreed to extend their notes. The remaining $1,267,000 in principal, plus accrued interest of $399,294, is in default as of March 31, 2003. Subsequent to March 31, 2003, an additional note for $75,000, plus accrued interest of $23,103, was extended. As discussed in Note 4, one note-holder has filed suit to collect a principal amount of $72,000 plus accrued of interest $22,553. No other collection action has been taken by the other note-holders as of the date of this report. During the period of January 1, 2003 through the date of this report, $170,000 in principal and $94,407 in accrued interest has been converted to common stock.

7. Following are the components of Other Comprehensive Income:

	Three Months Ended March 31,
	2003	2002

Unrealized holding gains (losses)
arising during the period	$(123,975)	$ 237,133
Reclassification adjustment	(77,692)	(2,057)
Other Comprehensive Income (Loss)	$(201,667)	$ 235,076

8. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2002.

Reconciliation of segment revenues, gross profit (loss), and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Revenues:
Photochemical Fertilizer	$156,286	$ 199,772
Mining Technical Services	75,323	68,863
Consolidated Revenues	$231,609	$268,635

Gross Profit (Loss:
Photochemical Fertilizer	$(63,312)	$(76,045)
Mining Technical Services	17,115	6,131
Consolidated Gross Profit (Loss)	$(46,197)	$(69,914)

Operating Income (Loss):
Photochemical Fertilizer	$(452,320)	$(615,169)
Mining Technical Services	(78,468)	(88,469)
Consolidated Operating Income (Loss)	(530,788)	(703,638)
Other Income (Expense)	(157,380)	(194,254)
Consolidated Net Income
(Loss) before taxes	$(688,168)	$(897,892)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2003	2002
Current Assets:
Photochemical Fertilizer	$469,048	$443,003
Mining Technical Services	525,169	598,009
	994,217	1,041,012

Property and Equipment, net:
Photochemical Fertilizer	3,112,832	3,166,189
Mining Technical Services	203,750	221,654
	3,316,582	3,387,843

Other Assets, net:
Photochemical Fertilizer	100,364	109,583
Mining Technical Services	1,476,349	1,652,066
	1,576,713	1,761,649

Total Assets:
Photochemical Fertilizer	3,682,244	3,718,775
Mining Technical Services	2,205,268	2,471,729
Total Segment Assets	5,887,512	6,190,504
Itronics Inc. assets	18,103,778	17,827,985
Less: inter-company elimination	(19,492,165)	(19,203,689)
Consolidated Assets	$4,499,125	$ 4,814,800

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $231,609 for the quarter ended March 31, 2003, compared to $268,635 for the prior year quarter, a decrease of 14%. The decrease was due to a decrease of $43,500 in Photochemical Fertilizer segment revenues, which was partially offset by an increase of $6,500 in Mining Technical Services segment revenues. The consolidated net loss was $688,168, or $0.0075 per share, for the quarter ended March 31, 2003, compared to a net loss of $897,892 or $0.0110 per share for the comparable 2002 period, an improvement of 23%. The primary factors contributing to the decreased loss for the quarter were a reduction of gross loss of $23,700, decreased operating costs of $149,100 and an increase in gain on sale of investments of $62,700 which were partially offset by increased interest expense of $34,000 related to increasing the interest rate from 9% to 12% on the extended 2000 Series Convertible Promissory Notes.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced under the GOLD’n GRO trademark into the markets in Arizona, California, Colorado, Hawaii, Nevada, and Oregon. Revenues are generated from photochemical management services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three Months Ended March 31,
	2003	2002
Sales revenue	$ 156,286	$ 199,772
Gross profit (loss)	$ (63,312)	$ (76,045)
Operating income (loss)	$(452,320)	$(615,169)

Total segment revenues for the first quarter of 2003 were approximately $156,300, a decrease of 22% from the prior year first quarter. Fertilizer sales for the quarter were $100,900, compared to $111,900 for the 2002 first quarter, a decrease of 10%. The fertilizer sales decrease is attributable to a combination of a weather related delay in the start of the spring season and the effects of a weak economy on the turf and ornamental market, which includes turf farms and golf courses. Photochemical recycling revenue for the quarter decreased by 26% on a decreased volume of 2%, compared to the first quarter of 2002. The revenue decrease is attributable to the prior year loss of one customer with multiple service locations. The customer decided to contract with a service provider with a nationwide service capability. During the first quarter of 2003, the volume lost from that customer was nearly made up with the addition of new customers and increased volume from existing customers. The new customers have fewer locations than the one they are replacing, so they do not generate the same level of revenue. However, they are also less costly to service. The overall result is that reduced service costs have exceeded the reduced revenue, resulting in the reduced gross loss noted below. Silver sales decreased $17,700 from the first quarter of 2002, a decrease of 58%. The decrease is attributable to the prior year processing of raw photographic wastes in order to build up an inventory of base liquids used in fertilizer manufacturing. The base liquid inventory has filled the plant’s available storage capacity, resulting in a current period decrease in processing raw materials and a resultant decrease in silver sales. Once spring fertilizer sales are fully under way, raw material processing and silver sales are expected to resume. Cost of sales decreased $56,200 due primarily to decreases in direct materials costs of $19,600 related to decreased sales and $29,100 in payroll and related costs, which is due primarily to a reduction of two plant positions during the quarter. These factors resulted in a gross loss of $63,300 for the first quarter of 2003, compared to $76,000 for the prior year quarter, a decreased loss of 17%.

Segment operating expenses decreased $150,100 from the first quarter of 2002, due to a decrease in sales and marketing expense of $65,100 related to decreased corporate marketing and a decrease in general and administration costs of $78,100 due primarily to a decrease in allocable option compensation expense of $58,600. The decrease resulted from the first quarter expiration of compensatory stock options.

These factors resulted in a 2003 first quarter segment operating loss of $452,300 compared to a loss of $615,200 for the first quarter of 2002, a decreased operating loss of $162,800, or 26%.

As discussed above, a variety of factors resulted in decreased sales for the current quarter compared to the prior year quarter. In spite of that, a combination of selective ongoing cost reductions and one time cost reductions has resulted in significant improvement in both the segment gross profit (loss) line and in the segment operating income (loss) line. Going forward, it is expected that the path to overall profitability will be to first achieve profitability at the gross profit level, then at the operating income level, and lastly, at the net income level. The Company believes that the foundation is in place and expansion plans are being implemented to achieve those goals over the next 12 to 24 months. There is a strong possibility that the Company may achieve a positive segment gross profit in individual months during the remainder of 2003.

The actual rate of growth in fertilizer sales necessary to achieve profitability, and the ability to predict that rate of growth, is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales, short term weather patterns in specific markets such as was seen this year in the delay in the start of the spring season, and the availability of funding to support sales growth.

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

	Three Months Ended March 31,
	2003	2002
Sales revenue	$ 75,323	$ 68,863
Gross profit (loss)	$ 17,115	$ 6,131
Operating income (loss)	$(78,468)	$(88,469)

Mining technical services revenue was $75,300 for the quarter ended March 31, 2003, compared to $68,900 for the comparable quarter of 2002, an increase of 9%. The revenue increase reflects billings on a new litigation support services project. Cost of sales decreased by $4,500, due to small decreases in a variety of costs. These factors resulted in a gross profit for the segment of $17,100 compared to $6,100 for the prior year first quarter, an increase of 179%.

Segment operating expenses increased nominally by $1,000.

The combination of these factors resulted in a 2003 first quarter segment operating loss of $78,500, compared to a loss of $88,500 for the first quarter of 2002, a decreased operating loss of $10,000, or 11%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2003 operating loss of $530,800, compared to $703,600 for the first quarter of 2002, a decreased loss of $172,900, or 25%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $(6,300) as of March 31, 2003, compared to $263,000 as of March 31, 2002. Net cash used for operating activities was approximately $335,900 for the first three months of 2003. The cash used for operating activities during the period was financed by a combination of sales of common stock of $171,600 from a private placement of restricted common stock and attached warrants and the Swartz Private Equity, LLC. (Swartz) agreement, an increase in accrued expenses and interest of $219,800, and proceeds from the sale of Golden Phoenix Minerals, Inc. (GPXM) stock of $120,300. The market value of the GPXM investment was decreased by $201,700 during the three months ended March 31, 2003, based on GPXM’s stock price as of that date.

Total assets decreased during the three months ended March 31, 2003 by $315,700 to $4,499,100. Current assets decreased $12,200 due to decreases in cash of $57,200 and marketable securities of $37,700. These decreases in current assets were partially offset by increases in accounts receivable of $26,000, inventory of $30,100, and prepaid expenses of $26,600. Total property and equipment decreased $71,700 due to depreciation and amortization of the assets. Other assets decreased by $231,800 due to a $220,100 decrease in the long term portion of the value of the Company’s investment in GPXM stock. At March 31, 2003 the Company owned 2.48 million shares of GPXM with a value of $446,300. During the three months ended March 31, 2003 the Company sold 581,700 GPXM shares, with total net proceeds of $120,300, to assist with the Company’s cash operating requirements.

Current liabilities decreased by $1,482,600 and total liabilities increased by $64,500. Total liabilities increased due to increases of $68,100 in accrued management salaries, $94,200 in accrued expenses, including $77,000 in federal and state payroll taxes, a net $55,800 in accrued interest on convertible promissory notes, and $32,400 in accrued interest on other debt. These increases in total liabilities were partially offset by a decrease in convertible notes payable of $110,000 resulting from the conversion of that amount of principal into common stock during the three months ended March 31, 2003. Total liabilities were also reduced by a decrease in accounts payable of $66,400, which was primarily due to the settlement of $57,800 in payables with common stock. Current liabilities decreased due to a net reclassification into long term debt of convertible notes and accrued interest totaling $1,571,400 due to the three year extension of convertible promissory notes and related accrued interest.

III. Working Capital/Liquidity

During the three months ended March 31, 2003, working capital improved by approximately $1,470,500 to a deficit balance of $4,305,800 due to the reclassification to long term debt of extended convertible promissory notes and accrued interest totaling $1,571,400. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increases in current liabilities discussed above. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. Through the date of this report $119,600 has been received under the Swartz agreement during 2003 and $339,900 was received during 2002. Since the Swartz equity funding has not been sufficient to meet the Company’s present and future working capital needs, a private placement of stock with attached warrants was started in the fourth quarter of 2002. Private placement proceeds totaling $90,000 have been received in 2003 through the date of this report, and $117,500 was received in 2002. The cost of exercising put rights under the Swartz Agreement has ranged between 28% to 38% of the total proceeds during 2003. Consequently, the Company is contemplating allowing the agreement to expire in early 2004 without exercising any further puts. Such funds will need to be replaced by continuing the 2002 Private Placement.

As discussed above, a combination of selective ongoing cost reductions and one time cost reductions has resulted in significant improvement in both the gross profit (loss) line and in the operating income (loss) line. Going forward, it is expected that the path to overall profitability will be to first achieve profitability at the gross profit level, then at the operating income level, and lastly, at the net income level. The Company believes that the foundation is in place and expansion plans are being implemented to achieve those goals over the next 12 to 24 months. There is a strong possibility that the Company may achieve a positive gross profit in individual months during the remainder of 2003.

Over the past several years the fundamental difficulty in achieving a profitable level of sales has been finding the proper fit, or niche, in the marketplace for the Company’s GOLD’n GRO line of fertilizer products. With the success of the chelated micronutrient GOLD’n GRO zinc, which was introduced in the fall of 2001, and as a result of that success the second quarter 2003 introduction of GOLD'n GRO Base Liquid, it is believed that a profitable level of sales can be achieved over the next 12 to 24 months. A significant factor in locating and entering these niches has been the advice and recommendations from the Company’s distributor network.

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, and the availability of funding to support sales growth. In the present economic climate, raising additional capital has been exceedingly difficult. The Company believes that a combination of expected increased sales, along with the easing of several economic uncertainties in the world, such as the war in Iraq and oil prices, the Company’s ability to raise capital to support sales growth will be improved.

IV. New Developments

Implementation of the Company’s "Beneficial Use Photochemical and Water Recycling" technology is continuing with expansion of the number of branches within the licensed distributor network selling GOLD’n GRO fertilizer, consistent on-going sales in tank truck quantities of the chelated micronutrient GOLD’n GRO Zinc, and a new product, GOLD'n GRO Base Liquid. Our licensed distributor network is also continuing to generate orders for original chelated micronutrient and chelated multinutrient products including GOLD'n GRO 10-0-0 Iron, GOLD’n GRO 20-1-7, and GOLD’n GRO 8-8-8.

In March 1998 IMI signed a definitive licensing, manufacturing, and distribution agreement with Western Farm Service (WFS), one of the largest liquid fertilizer bulk retailers in the western United States. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI's GOLD'n GRO line of bulk liquid fertilizer products for the Turf & Ornamental and Specialty Agricultural markets in the states of Arizona, California, Hawaii, Idaho, Oregon, and Washington. In March 2003 the companies entered the second five year term of the agreement.

The Company has been working with its licensed distributor network for several years to identify market segments in which the GOLD'n GRO products will satisfy unfulfilled needs. GOLD'n GRO Zinc was developed as a direct result of this process, and now another bulk product, GOLD'n GRO Base Liquid, has been developed and approved for sale. The Company is working with its licensed distributor network to develop a third product which will also be sold in bulk. This flexible approach to developing markets for the GOLD'n GRO materials will continue and may require plant modifications to accommodate the new products as their development is completed and they are cleared for sale.

Using this flexible approach, the Company believes that it has now identified and established GOLD'n GRO bulk products that have large enough markets to provide the sales volumes needed for the Company to achieve profitability within the next 12 to 24 months.

The GOLD'n GRO fertilizer product line provides several products for the turf and ornamental markets, 3 products for the nursery and specialty agriculture markets, and 5 high quality chelated micronutrient products which can be used in all of the markets. The GOLD'n GRO chelated micronutrient and chelated multinutrient products are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets. The specialty products are generally sold in smaller quantities and at higher prices than NPK fertilizers (Nitrogen (N), Phosphate(P), and Potassium(K)) which are generally sold as single nutrient products in large tonnages at relatively low bulk commodity prices. The Company presently sells its commercial GOLD’n GRO products in 2.5 gallon, 55 gallon, and 250 gallon containers and partial or full truck load quantities of up to 4,800 gallons.

The Company is becoming a significant supplier of chelated micronutrient and chelated multinutrient specialty products for several reasons, one of which is that improved nutrient uptake is being demonstrated in large scale field applications of the GOLD'n GRO products when compared to applications that use established chelated micronutrient products. Improved crop nutrient uptake is reducing nutrient costs and increasing crop yields, generating a significant economic benefit for the grower customers. A second reason is that the photographic byproduct materials used as base components provide the chelates at a much lower cost compared to purchasing new "unused" chelates. A third reason is that the GOLD'n GRO liquid products are specifically designed for fertigation application in micro-sprinkler and drip irrigation, which is a growing application method and requires liquid fertilizer products with superior stability in irrigation water under widely varying conditions. These demonstrated advantages of the GOLD'N GRO liquid product line are provided by the Company's proprietary "Beneficial Use Photochemical and Water Recycling" technology.

The Company's current fertilizer emphasis is on developing bulk liquid product sales. The "Beneficial Use Photochemical and Water Recycling" technology is fully integrated, and is being implemented with a cost structure that anticipates large volume material throughput. This is based on previously developed information that more than 100 million gallons of used liquid photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO products, this is enough volume to support the manufacture and sale of more than 200 million gallons of liquid fertilizer products, or 1 million tons. Over 20 million tons of fertilizer products are sold annually in North America. The Company's current sales level is less than 0.005 percent of the indicated market.

During 2002 the Company worked with its licensed distributor network to develop a GOLD'n GRO Base Liquid that could be used as a supplement in the distributor’s proprietary liquid fertilizer field blend programs. The GOLD'n GRO base liquid will be used at the rate of 5 to 15 percent of the distributor's field blend mixes sold to their grower customers. This presents an opportunity for the Company to participate in the distributor's sales programs in a meaningful way. The base liquid is being sold in truckload quantities and usage is expected to be several times greater than the usage of GOLD'n GRO Zinc. Implementing sales of the GOLD'n GRO Base Liquid was started early in the second quarter 2003. In the near term, the Company believes that the California market for this product alone is large enough to produce sales levels needed to become profitable within the next 12 to 24 months.

All of the GOLD’n GRO products are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO Zinc is registered in Idaho. GOLD'n GRO bulk product sales are now established in Arizona and California, with the majority of the sales being made in California. In April 2003 the first truckload sale of chelated micro-nutrient products was made to a peach grower in western Colorado. Planning is underway to implement sales in Hawaii, Idaho, Oregon, and Washington. The Company is developing bulk customers in northern Nevada and has started discussions with potential distributors in selected states not covered by its licensed distributor network.

The Company recently announced that it has expanded the number of GOLD'n GRO liquid fertilizer formulas being offered through its "e-store" catalog. Some formulas are now being offered in 2.5 gallon containers. This expanded product offering makes GOLD'n GRO available to two important Professional Market segments: the Landscape Maintenance Market and the Nursery and Greenhouse Market. In addition, a number of homeowners with large lawn and garden areas have requested the 2.5 gallon container, which is similar in weight and formula analysis to many of the dry fertilizer products being offered in wholesale and large retail outlets. Internet sales are still relatively small as a percentage of total sales, but have grown in each of the past two years. The Company believes that this expanded product offering will significantly increase internet sales.

The Company is continuing to develop new sources of used photochemical liquids, although it does presently have sufficient volume of in-coming photoliquids to support current and near term GOLD'n GRO fertilizer sales growth. The Company has been developing photochemical concentrator technology to reduce the cost of transporting the used photochemical liquids to the Reno manufacturing plant. The Company has also been identifying and qualifying non-photochemical sources of used chelates and it has been identifying and qualifying non-photochemical waste streams that might be useable, after processing with the Company's proprietary technology, as substitute materials for virgin additive raw materials that the Company presently purchases.

GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates so that as GOLD'n GRO fertilizer sales continue to expand the Company can begin to use "non-photo" chelates. The Company has also identified and qualified industrial waste streams that will allow it to replace certain virgin additive materials that it now purchases to make GOLD'n GRO fertilizers. Replacing the virgin additive materials with materials from secondary sources will provide the Company with equivalent materials at lower cost. Some manufacturing process changes will be required, but this will be beneficial due to reductions in raw material costs and the improved cost stability that will be achieved.

Demand for the Company's photochemical services business continues to increase due to growth in the use of conventional photography in the markets being serviced. The Company believes the supply of these used photochemical liquids is more than adequate to support continuing growth in fertilizer demand. However, customer services are provided under renewable annual service agreements which must be negotiated in advance, and once established cannot readily be interrupted or cancelled. The Company's photochemical supply customers generate the liquids on an on-going basis, typically have limited on site storage, and must be provided continuous reliable service by the Company. Due to this characteristic, the Company must provide sufficient raw material storage capacity at its manufacturing facility to accommodate seasonal fluctuations in both raw material supply and in fertilizer sales, and the Company must establish and maintain a balance between used photochemical liquid supply and fertilizer sales.

In 2001 the Company developed an advanced design for a photochemical concentrator that produces water pure enough to be used to make up new photochemicals, presenting the photoprocessor with the opportunity to reuse the water and thereby achieve 100 percent recycle of the used photochemical waste stream. The concentrator also produces photochemical concentrates suitable for processing for use in GOLD'n GRO fertilizer manufacturing.

In 2002 the Company was awarded a contract by the Department of Defense for five of these photochemical concentrators, which were delivered. Installation and testing at certain military bases will be completed over the next several months under a separate contract and then the Company will begin to receive the concentrated photochemicals that are produced by these machines. Late in the first quarter of 2003, the Company was awarded a contract for a sixth photochemical concentrator. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photochemical and Water Recycling" services to all branches of the U.S. military and is being developed by the Department of Defense in consultation with the Federal EPA.

Early in the first quarter of 2003 the Company initiated a photochemical concentrator sales program that is expected to generate sales to large photo and medical laboratories. The objective of these sales is to generate additional supplies of photochemical concentrates nationally. During the first quarter of 2003 a services agreement was signed with the NASA Johnson Space Center in Texas which already has an installed photochemical concentrating system. During the year the Company will be actively marketing its "Beneficial Use Photochemical and Water Recycling" service to other U.S. government agencies and private sector companies which already have installed photochemical concentrating systems.

In 2002 a Department of Defense contractor presented a waste product for evaluation which contains both silver and materials that may be useable for fertilizer manufacturing. The Company is evaluating this product, which is currently available in relatively small amounts, but which is expected to grow in quantity over time. Other similar materials are known to be treated as waste products for disposal, but with use of the Company's proprietary technology some of these may be converted to useable products to support silver refining and fertilizer manufacturing. Due to the small size of the waste stream, the development of technology for processing these materials is being delayed until GOLD'n GRO fertilizer sales reach higher levels.

The Company's sales of 5 ounce "Silver Nevada Miner" bars through the Itronics "e-store" are continuing, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver will continue to fluctuate until GOLD'n GRO sales reach larger volumes.

Growth of silver output is driven to a large degree by photochemical processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photochemical recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services will be limited to categories of materials where the Company's proprietary technology can be used and that offer better profit opportunities than conventional precious metal refining.

During the first quarter of 2003 the Company initiated development of a tile product that will use the silver-bearing glass generated by the Company's gold and silver refining process. Initial trial runs to develop procedural and manufacturing information have been successfully completed. As a result, the Company expects that it will take about 2 years of elapsed time to develop an initial line of tile products. This development completes the conversion of the used photochemical recycling to 100 percent beneficial use recycling, and opens up some new opportunities for the gold and silver refining segment to generate sales and profits that are not tied directly to used photochemical recycling.

The Company's manufacturing plant is presently configured for an initial manufacturing capacity of 7.2 million gallons per year or 36,000 tons of GOLD'n GRO products. Planned storage and truck loading capacity expansions, installation of a heat exchange system, and automation of some manufacturing functions, must be completed before this capacity can be achieved. Some of these requirements are discussed more fully below. Unexpected new market potentials have already required modification of certain expansion plans. As the Company continues to identify and develop its GOLD'n GRO liquid fertilizer product markets, additional unforeseen changes could require additional plan modifications.

In 2002 the Company completed the construction of a bulk liquid fertilizer tank truck load out facility consisting of two 7,500 gallon load out tanks with the capability to load a 5,000 gallon tank truck in 30 minutes. This load out facility was expected to handle anticipated growth in demand for the chelated micronutrient zinc product during the next two years. With the introduction of additional bulk products, three more 7,500 gallon tanks will be needed.

Ongoing changes in the manufacturing process, arising as a result of specific sales opportunities such as the zinc fertilizer product, require installation of a heat exchange system that was expected to be operational in the first quarter of 2003, but which was delayed due to lack of funding to complete the installation. The capital cost of completing installation of the heat exchange system is budgeted at $200,000. A capital budget is being developed for the expansion of the truck load out system.

During the first quarter the Company’s mining technical services division acquired a new client and has been engaged to perform technical services that are expected to continue until later in 2003.

V. Forward-Looking Statements

Statements in this Form 10-QSB may constitute forward-looking statements and are subject to numerous risks and uncertainties, including the failure to complete successfully the development of new or enhanced products, the Company’s future capital needs, the lack of market demand for any new or enhanced products the Company may develop, any actions by the Company’s partners that may be adverse to the Company, the success of competitive products, other economic factors affecting the Company and its markets, and other risks detailed from time to time in the Company’s filings with the Securities and Exchange Commission. The actual results may differ materially from those contained in this Form 10-QSB.

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

During the period of September 2002 through March 2003 a total of eight lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Four of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $460,227 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, two have been assigned to a debt management company who is attempting to negotiate settlements, subject to the Company’s ability to provide additional funds for the debt management company to work with. The other cases are pending assignment to the debt management company, pending availability of funds. In addition, of the five unsettled suits, two of the plaintiffs have received default judgments and one has submitted a motion for a default judgment.

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

In December 2002 a trade payable creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and made a payment of $3,000 in March 2003. Subsequent payments have not been made and the Company is in periodic communication with the plaintiffs lawyer. No other action has been taken as of the date of this report.

In February 2003 a trade payable creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In April 2003 a suit was filed in Washoe County, Nevada against the Company by one of the Convertible Promissory Note holders, seeking in excess of $94,000, plus attorney fees and other costs. The suit has been answered and the Company will attempt to negotiate a settlement.

Successful settlement of the above claims is dependent on additional financing.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended March 31, 2003. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	1,937,500	$ 155,000
Private placement for notes payable and interest	323,400	25,972
Labor services of management and directors	2,500	275
Interest on management salary in arrears	115,741	13,348
	2,379,141	$194,595

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

Item 3. Defaults Upon Senior Securities

As of March 31, 2003 lease payments totaling $417,180 were in arrears. Of this amount, $410,981 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through March 31, 2003 by the date of this report have been classified as current liabilities. The amount included in current liabilities that would otherwise be classified as long term debt is $370,710. As of the date of this report, lease payments due as of April 30, 2003 totaling $453,188 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

As discussed above in Legal Proceedings, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. $505,676 of the principal balance would otherwise be classified as long term debt. Monthly payments in common stock are being made to the general contractor. The lender is aware of the situation and has not made a demand or taken any other action.

During the three months ended March 31, 2003 the Company offered the holders of its 2000 Series 9% Convertible Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. As of March 31, 2003, out of a principal balance of $2,573,000, holders of $1,306,000 in notes agreed to extend their notes. The remaining $1,267,000 in principal, plus accrued interest of $399,294, is in default as of March 31, 2003. Subsequent to March 31, 2003, an additional note for $75,000, plus accrued interest of $23,103, was extended. As discussed in Legal Proceedings above, one note-holder has filed suit to collect a principal amount of $72,000 plus accrued of interest $22,553. No other collection action has been taken by the other note-holders as of the date of this report. During the period of January 1, 2003 through the date of this report, $170,000 in principal and $94,407 in accrued interest has been converted to common stock.

Item 6. Exhibits and Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ITRONICS INC.

DATED: May 14, 2003                         By: /S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President, Treasurer and Director

                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 14, 2003                         By: /S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President, Treasurer and Director

                                               (Principal Executive Officer)

DATED: May 14, 2003                         By: /S/MICHAEL C. HORSLEY

                                               Michael C. Horsley

                                               Controller

                                               (Principal Accounting Officer)

ITRONICS INC.

CERTIFICATION PURSUANT TO

SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, John W. Whitney, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Itronics Inc.;

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

Date: May 14, 2003                            /S/ JOHN W. WHITNEY

                                             John W. Whitney

                                             Chief Executive Officer

                                             Chief Financial Officer

ITRONICS INC.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Itronics Inc. (the Company") on Form 10-QSB for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003 (the "Report") each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2003                         /S/ JOHN W. WHITNEY

                                          John W. Whitney

                                          Chief Executive Officer

                                          Chief Financial Officer