Form 10QSB
period 2003-06-30
ITRONICS INC
filed 2003-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                         For the quarterly period ended June 30, 2003

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

    As of July 31, 2003, 103,578,664 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2003
and December 31, 2002	4

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Six Months Ended June 30, 2003 and 2002	6

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2003 and 2002.	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	14

Item 3. Controls and Procedures	24

PART II- OTHER INFORMATION
Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	26

Item 3 Defaults upon Senior Securities	26

Item 6. Exhibits and Reports on Form 8-K	27

Certifications	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2003 AND DECEMBER 31, 2002

(UNAUDITED)

ASSETS

	JUNE 30,	DECEMBER 31,
	2003	2002
CURRENT ASSETS
Cash	$ 18,085	$ 57,201
Accounts receivable, less allowance for
doubtful accounts, 2003, $5,700; 2002, $5,700	234,040	88,239
Marketable securities	552,521	483,983
Inventories	396,351	337,153
Prepaid expenses	67,187	44,331
Current portion of deferred loan fees	46,225	46,225
Total Current Assets	1,314,409	1,057,132

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	86,884	86,884
Equipment and furniture	1,802,248	1,797,926
Vehicles	133,028	133,028
Equipment under capital lease	1,098,893	1,077,152
	4,503,368	4,477,305
Less: Accumulated depreciation and amortization	1,232,459	1,085,175
	3,270,909	3,392,130
OTHER ASSETS
Intangibles, net of amortization	8,797	9,115
Marketable securities, available for sale	-	220,096
Deferred loan fees, less current portion, net of
amortization	68,828	91,946
Investment in American Gold & Silver Ltd.	9,250	9,250
Deposits	31,970	35,131
	118,845	365,538
	$4,704,163	$4,814,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	JUNE 30,	DECEMBER 31,
	2003	2002
CURRENT LIABILITIES
Accounts payable	$ 658,946	$ 610,772
Accrued management salaries	487,626	341,278
Accrued expenses	462,846	300,204
Insurance contracts payable	39,041	15,962
Interest payable	219,781	168,473
Current maturities of long-term debt	552,960	556,301
Current maturities of capital lease obligations	1,069,578	1,162,723
Current maturities of lease/advances from stockholders	286,356	284,687
Current maturities of convertible notes and accrued interest	2,058,709	3,374,838
Other	15,898	18,131
Total Current Liabilities	5,851,741	6,833,369

LONG-TERM LIABILITIES
Long-term debt, less current maturities	129,966	146,610
Convertible promissory notes, less current maturities	2,899,129	2,086,129
Accrued interest, convertible notes, less current maturities	726,179	294,262
Capital lease obligations, less current maturities	80,395	31,214
Capital lease obligation, shareholder, less current maturities	16,483	-
Accrued salary due stockholder	4,254	7,854
Deferred gain, less current maturities	288	3,221
Total Long-Term Liabilities	3,856,694	2,569,290
	9,708,435	9,402,659

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2003, 0 shares; 2002, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
99,402,837 at June 30, 2003; 88,690,170 at
December 31, 2002	99,403	88,690
Additional paid-in capital	12,906,711	11,748,423
Accumulated deficit	(18,660,329)	(17,352,796)
Common stock to be issued	424,129	576,998
Accumulated other comprehensive income (loss)	210,460	241,653
Common stock options outstanding, net	15,354	109,173
	(5,004,272)	(4,587,859)
	$ 4,704,163	$ 4,814,800

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES
Fertilizer	$ 269,904	$ 187,030	$ 370,849	$ 298,940
Photochemical recycling	56,744	63,197	99,117	120,417
Silver	8,017	38,164	20,985	68,806
Mining technical services	112,157	85,922	187,480	154,785
Total Revenues	446,822	374,313	678,431	642,948
COST OF SALES	419,690	429,981	697,496	768,530
Gross Profit (Loss)	27,132	(55,668)	(19,065)	(125,582)

OPERATING EXPENSES
Depreciation and amortization	83,177	92,866	165,554	184,157
Research and development	14,544	19,137	30,886	34,059
Sales and marketing	181,960	342,056	385,259	602,134
Delivery and warehousing	17,616	14,233	25,679	23,014
General and administrative	197,211	266,438	371,721	525,090
Total Operating Expenses	494,508	734,730	979,099	1,368,454
Operating (Loss)	(467,376)	(790,398)	(998,164)	(1,494,036)
OTHER INCOME (EXPENSE)
Interest expense	(241,403)	(218,532)	(471,106)	(414,252)
Interest income	-	-	-	3
Gain on sale of investments	90,720	66,307	154,881	67,770
Other	(1,306)	-	6,856	-
Total Other Income (Expense)	(151,989)	(152,225)	(309,369)	(346,479)
Income (Loss) before provision for income tax	(619,365)	(942,623)	(1,307,533)	(1,840,515)
Provision for income tax	-	-	-	-
Net Income(Loss)	(619,365)	(942,623)	(1,307,533)	(1,840,515)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	170,474	552,775	(31,193)	787,851
Comprehensive Income (Loss)	$(448,891)	$ (389,848)	$(1,338,726)	$(1,052,664)
Weighted average number of shares
Outstanding (1,000’s)	96,992	83,344	94,629	82,525
Earnings (Loss) per share	$(0.0064)	$(0.0113)	$(0.0138)	$(0.0223)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$(1,307,533)	$(1,840,515)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	165,554	184,157
Interest on convertible notes	306,921	248,490
Marketable securities received for services	(2,573)	(87,089)
(Gain) Loss on investments	(154,881)	(67,770)
Stock option compensation (credit)	(93,819)	24,135
(Gain) on debt restructuring	(29,370)	-
Bad debts	15	4,670
Expenses paid with issuance of common stock	280,562	494,079
(Increase) decrease in:
Trade accounts receivable	(145,817)	(32,350)
Inventories	(59,198)	(81,812)
Prepaid expenses	(27,994)	(11,464)
Deposits	500	(1,541)
Increase (decrease) in:
Accounts payable	69,383	172,640
Accrued management salaries	142,748	153,040
Accrued expenses and contracts payable	185,721	37,040
Accrued interest	74,182	5,113
Net cash used by operating activities	(595,599)	(799,177)

Cash flows from investing activities:
Acquisition of property and equipment	(4,322)	(230,406)
Proceeds from sale of investments	277,819	162,739
Net cash provided (used) by investing activities	273,497	(67,667)

Cash flows from financing activities:
Proceeds from sale of stock	241,595	117,500
Proceeds from debt, stockholders	-	232,545
Proceeds from long-term debt, unrelated	-	824,100
Proceeds from account receivable factoring, net	99,771	-
Payments on long-term debt	(58,380)	(198,799)
Net cash provided by financing activities	282,986	975,346
Net increase (decrease) in cash	(39,116)	108,502
Cash, beginning of period	57,201	14,675
Cash, end of period	$ 18,085	$123,177

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

2. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants was begun in the fourth quarter of 2002. The initial offering price is $0.08 per share and the attached three year warrant for an equal number of shares is exercisable at prices of $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year. $122,000 was received from this private placement during the six months ended June 30, 2003 and an additional $47,000 was received subsequent to June 30, 2003 through August 8, 2003. In addition, $119,595 was received under the Swartz Private Equities, LLC equity line of credit during the six months ended June 30, 2003.

4. In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. Subsequent to June 30, 2003 a proposed payment agreement has been made. Opposing legal counsel is recommending that the plaintiff accept the proposal.

During the period of September 2002 through June 2003 a total of eight lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Four of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $460,227 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, two are being actively negotiated and a tentative payment arrangement has been agreed to, subject to completion of legal paperwork, including stipulated judgments. Both payment arrangements call for the delinquent payments to be added onto the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

end of the leases, with regular monthly payments at the original terms to begin in August 2003. The plaintiffs in the remaining three unsettled suits have obtained judgments but no further collection action has been taken. The relevant information has been assigned to legal counsel who will contact opposing counsel and will attempt to work out payment arrangements.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. Final payment on the $81,233 was made subsequent to June 30, 2003 and two of the liens were released. Negotiations are ongoing to obtain a payment agreement on the remaining $23,475.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and made a payment of $3,000 in March 2003. An additional $2,000 was paid subsequent to June 30, 2003. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. No other action has been taken as of the date of this report.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In April 2003 a suit was filed in Washoe County, Nevada against the Company by one of the Convertible Promissory Note holders, seeking in excess of $94,000, plus attorney fees and other costs. Subsequent to June 30, 2003 the suit was settled by payment of the Company’s common stock for the full amount due.

In June 2003 the Internal Revenue Service filed liens totaling $120,347 for unpaid payroll taxes against the Company’s subsidiaries, WWI, IMI, and ICI. The amount of delinquent federal payroll taxes due as of June 30, 2003 was approximately $260,000. Taxes incurred beginning in June 2003 are being paid timely and, subsequent to June 30, 2003, $33,200 has been paid toward the past due amount. A payment arrangement is expected to be obtained by the end of August 2003.

Subsequent to June 30, 2003 two suits were filed in Washoe County, Nevada against the Company’s subsidiaries, WWI and IMI, by equipment lessors. The total amount of the claims is $128,479 plus attorney fees and other costs. The cases have been assigned to legal counsel for negotiation of payment arrangements.

Successful settlement of the above claims is dependent on additional financing.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

5. As of June 30, 2003 lease payments totaling $493,489 were in arrears. Of this amount, $482,005 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through June 30, 2003 by the date of this report have been classified as current liabilities. Lease payments due as of July 31, 2003 totaling $521,679 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

During the six months ended June 30, 2003 six leases were restructured. Three of those were settlements of lawsuits in which the Company agreed to sign stipulated judgments wherein the lessor will receive a default judgment if the future payment terms are not met. Negotiations on another of those leases also required the signing of a stipulated judgment. The result of restructuring these leases was the elimination of all payments in arrears and future minimum lease payments of $212,922, compared to minimum lease payments of $251,084 prior to the restructuring.

As discussed above, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. $500,997 of the principal balance would otherwise be classified as long term debt. Monthly payments in common stock are being made to the general contractor. The lender is aware of the situation and has not made a demand or taken any other action.

6. During the six months ended June 30, 2003 the Company offered the holders of its 2000 Series 9% Convertible Promissory Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. As of June 30, 2003, out of a principal balance of $2,573,000, holders of $1,581,000 in notes agreed to extend their notes. The remaining $992,000 in principal, plus accrued interest of $344,009, is in default as of June 30, 2003. Subsequent to June 30, 2003, notes for an additional $102,000, plus accrued interest of $37,852, were extended. During the period of January 1, 2003 through July 31, 2003, for all series of convertible notes, a total of $552,000 in principal and $177,985 in accrued interest has been converted to common stock.

7. As discussed above, one Series 2000 Convertible Promissory Note was the subject of a lawsuit. A second convertible note was the subject of threatened litigation. Both claims were settled subsequent to June 30, 2003 with stock at a conversion price of $0.125 per share, based on the stock value at the time. Accordingly, the notes of those holders of Series 2000 Convertible Promissory Notes that have been previously extended will be amended to reflect the new conversion price of $0.125 per share and the note holders that have not extended will receive a revised offer to reflect the new conversion price.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

As of December 31, 2002 options and warrants representing a total of 35,618,794 common shares were outstanding. This amount included 24,496,081 common shares related to the conversion rights of the 2000 through 2002 Series Convertible Promissory Notes. Based on the revised conversion price of $0.125 and the increase in interest rate to 12%, the outstanding options for all Convertible Promissory Notes are approximately 40,375,000 common shares as of June 30, 2003, an increase of 14,577,000 over the amount it would have been under the original terms. A total of $1,336,009 in principal and accrued interest from the 2000 Series Convertible Promissory Notes have not been extended under the revised terms. If they were to be extended, options as of June 30, 2003 amounting to an additional 8,869,000 common shares would be granted.

8. Following are the components of Other Comprehensive Income:

	Three months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Unrealized holding gains (losses)
arising during the period	$143,776	$589,832	$ 52,469	$765,681
Reclassification adjustment	26,698	(37,057)	(83,662)	22,170
Other Comprehensive Income (Loss)	$170,474	$552,775	$(31,193)	$787,851

9. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2002.

Reconciliation of segment revenues, gross profit (loss), and operating income (loss) to the respective consolidated amounts and to consolidated net income (loss) before taxes follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Photochemical Fertilizer	$ 334,665	$ 288,391	$ 490,951	$ 488,163
Mining Technical Services	112,157	85,922	187,480	154,785
Consolidated Revenues	$ 446,822	$ 374,313	$ 678,431	$ 642,948

Gross Profit (Loss):
Photochemical Fertilizer	$(6,924)	$ (58,619)	$ (70,236)	$ (134,664)
Mining Technical Services	34,056	2,951	51,171	9,082
Consolidated Gross Profit (Loss)	$ 27,132	$ (55,668)	$ (19,065)	$ (125,582)

Operating Income (Loss):
Photochemical Fertilizer	$ (410,067)	$ (692,613)	$ (862,387)	$(1,307,782)
Mining Technical Services	(57,309)	(97,785)	(135,777)	(186,254)
Consolidated Operating Income (Loss)	(467,376)	(790,398)	(998,164)	(1,494,036)
Other Income (Expense)	(151,989)	(152,225)	(309,369)	(346,479)
Consolidated Net Income
(Loss) before taxes	$ (619,365)	$ (942,623)	$(1,307,533)	$(1,840,515)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2003	2002
Current Assets:
Photochemical Fertilizer	$ 571,019	$443,003
Mining Technical Services	711,662	598,009
	1,282,681	1,041,012

Property and Equipment, net:
Photochemical Fertilizer	3,060,693	3,166,189
Mining Technical Services	206,787	221,654
	3,267,480	3,387,843

Other Assets, net:
Photochemical Fertilizer	89,790	109,583
Mining Technical Services	1,452,522	1,652,066
	1,542,312	1,761,649

Total Assets:
Photochemical Fertilizer	3,721,502	3,718,775
Mining Technical Services	2,370,971	2,471,729
Total Segment Assets	6,092,473	6,190,504
Itronics Inc. assets	18,273,160	17,827,985
Less: inter-company elimination	(19,661,470)	(19,203,689)
Consolidated Assets	$4,704,163	$ 4,814,800

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $446,822 for the quarter ended June 30, 2003, compared to $374,313 for the prior year quarter, an increase of 19%. The increase was due to increases of $46,274 in Photochemical Fertilizer segment revenues and $26,235 in Mining Technical Services segment revenues. Consolidated revenues for the first six months of 2003 were $678,431 compared to $642,948 for the prior year period, an increase of 6%. The consolidated net loss was $619,365, or $0.0064 per share, for the quarter ended June 30, 2003, compared to a net loss of $942,623 or $0.0113 per share for the comparable 2002 period, an improvement of 34%. The primary factors contributing to the decreased loss for the quarter were an improvement in gross profit (loss) of $82,800, decreased operating costs of $240,200 and an increase in gain on sale of investments of $24,400 which were partially offset by increased interest expense of $22,900 related to increasing the interest rate from 9% to 12% on the extended 2000 Series Convertible Promissory Notes. The consolidated net loss was $1,307,533, or $0.0138 per share, for the six months ended June 30, 2003, compared to a net loss of $1,840,515 or $0.0223 per share for the comparable 2002 period, an improvement of 29%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced under the GOLD’n GRO trademark into the markets in Arizona, California, Colorado, Hawaii, Nevada, and Oregon. Revenues are generated from photochemical collection services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$ 334,665	$ 288,391	$ 490,951	$ 488,163
Gross profit (loss)	$ (6,924)	$ (58,619)	$ (70,236)	$ (134,664)
Operating income (loss)	$(410,067)	$ (692,613)	$(862,387)	$(1,307,782)

Total segment revenues for the second quarter of 2003 were approximately $334,700, an increase of 16% from the prior year second quarter. Fertilizer sales for the quarter were $269,900, compared to $187,000 for the 2002 second quarter, an increase of 44%. The fertilizer sales increase is attributable to improved sales of GOLD’n GRO 9-0-1+7% Zinc. Photochemical recycling revenue for the quarter decreased by 10% on increased volume of 12%, compared to the second quarter of 2002. The revenue decrease is attributable to the prior year loss of one customer with multiple service locations. The customer decided to contract with a service provider with a nationwide service capability. During the second quarter of 2003, the volume lost from that customer was made up with the addition of new customers and increased volume from existing customers. The new customers have fewer locations than the one they are replacing, so they do not generate the same level of revenue. However, they are also less costly to service. The overall result is that reduced service costs have exceeded the reduced revenue, resulting in the reduced gross loss noted below. Silver sales decreased $30,100 from the second quarter of 2002, a decrease of 79%. The decrease is attributable to the prior year processing of raw photographic wastes in order to build up an inventory of base liquids used in fertilizer manufacturing. The base liquid inventory has filled the plant’s available storage capacity, resulting in a current period decrease in processing raw materials and a resultant decrease in silver sales. Cost of sales decreased $5,400 due primarily to decreases of $24,000 in payroll and related costs and $7,000 in insurance, which were partially offset by an increase in direct material costs of $27,000 due to increased fertilizer sales. The decrease in payroll costs is due primarily to a reduction of two plant positions during the quarter. These factors resulted in a gross loss of $6,900 for the second quarter of 2003, compared to $58,600 for the prior year quarter, a decreased loss of 88%.

Segment operating expenses decreased $230,900 from the second quarter of 2002, due to a decrease in sales and marketing expense of $151,400 related to decreased corporate marketing and a decrease in general and administration costs of $69,500 due primarily to a decrease in allocable option compensation expense of $47,600. The decrease resulted from the second quarter expiration of compensatory stock options.

These factors resulted in a 2003 second quarter segment operating loss of $410,100 compared to a loss of $692,600 for the second quarter of 2002, a decreased operating loss of $282,500, or 41%.

For the first six months of 2003 revenues were $491,000, compared to $488,200 for the comparable 2002 period, a nominal increase. Gross loss for the first six months of 2003 was $70,200, compared to $134,700 for the comparable prior year period, a reduced loss of 48%. Operating loss for the first six months of 2003 was approximately $862,400 compared to $1,307,800 for the first six months of 2002, a reduced loss of 34%. The primary factor contributing to the reduced loss were reduced cost of sales and operating expenses.

As described above, a modest increase in sales, along with a combination of selective ongoing cost reductions and one time cost reductions, has resulted in significant improvement in both the segment gross profit (loss) line and in the segment operating income (loss) line. Going forward, it is expected that the path to overall profitability will be to first achieve profitability at the gross profit level, then at the operating income level, and lastly, at the net income level. The Company believes that the sales foundation is in place and expansion plans are being implemented to achieve those goals over the next 12 to 24 months. The segment achieved a positive gross profit in April and June and nearly reached break even at the gross profit level for the second quarter of 2003. There is a strong possibility that the segment will achieve a positive gross profit in additional individual months during the remainder of 2003.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues	$ 112,157	$ 85,922	$ 187,480	$ 154,785
Gross profit (loss)	$ 34,056	$ 2,951	$ 51,171	$ 9,082
Operating income (loss)	$ (57,309)	$(97,785)	$(135,777)	$(186,254)

Mining technical services revenue was $112,200 for the quarter ended June 30, 2003, compared to $85,900 for the comparable quarter of 2002, an increase of 31%. The revenue increase reflects billings on a new litigation support services project. Cost of sales decreased by $4,900, due to a decrease of $10,400 in payroll and consulting costs, which were partially offset by an increase of $6,500 in pass through costs. These factors resulted in a second quarter gross profit for the segment of $34,100 compared to $3,000 for the prior year second quarter, an increase of 1,054%.

Segment operating expenses decreased by $9,400, due primarily to a decrease in allocable corporate marketing expenses.

The combination of these factors resulted in a 2003 second quarter segment operating loss of $57,300, compared to a loss of $97,800 for the second quarter of 2002, a decreased operating loss of $40,500, or 41%.

For the first six months of 2003, segment revenue totaled $187,500 compared to $154,800 for the first six months of 2002, an increase of 21%. Gross profit for the first six months of 2003 was $51,200, compared to $9,100 for the comparable prior year period, an increased gross profit of 463%. Operating loss for the period was $135,800 compared to an operating loss of $186,300 for the comparable 2002 period, a decreased operating loss of 27%. The primary factor contributing to the improvement was increased professional fees on technical services projects.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2003 operating loss of $467,400, compared to $790,400 for the second quarter of 2002, a decreased loss of $323,000, or 41%. For the six month period ended June 30, 2003 the operating loss was $998,200 compared to $1,494,000 for the prior year comparable period, a reduced operating loss of 33%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $18,100 as of June 30, 2003, compared to $123,200 as of June 30, 2002. Net cash used for operating activities was approximately $595,600 for the first six months of 2003. The cash used for operating activities during the period was financed by a combination of sales of common stock of $241,600 from a private placement of restricted common stock and attached warrants and the Swartz Private Equity, LLC. (Swartz) agreement, increases in account payable of $69,400, accrued expenses and interest of $402,700, proceeds from the sale of Golden Phoenix Minerals, Inc. (GPXM) stock of $277,800, and $99,800 in account receivable factoring.

Total assets decreased during the six months ended June 30, 2003 by $110,600 to $4,704,200. Current assets increased $257,300 due to increases of $145,800 in accounts receivable, $68,500 in marketable securities, $59,200 in inventory, and $22,900 in prepaid expenses, which were partially offset by a decrease in cash of $39,100. Total property and equipment decreased $121,200 due to depreciation and amortization of the assets. Other assets decreased by $246,700 due primarily to the reclassification to current assets of $220,100 of the value of the Company’s investment in GPXM stock. At June 30, 2003 the Company owned 1.84 million shares of GPXM with a value of $552,500. During the six months ended June 30, 2003 the Company sold 1,235,100 GPXM shares, with total net proceeds of $277,800, to assist with the Company’s cash operating requirements.

Current liabilities decreased during the six months ended June 30, 2003 by $981,600 and total liabilities increased by $305,800. Total liabilities increased due to increases of $48,200 in accounts payable, $142,700 in accrued management salaries, $162,600 in accrued expenses, including $133,500 in federal and state payroll taxes, a net $178,800 in accrued interest on convertible promissory notes, and $51,300 in accrued interest on other debt. These increases in total liabilities were partially offset by a decrease in convertible notes payable of $250,000 resulting from the conversion of that amount of principal into common stock during the six months ended June 30, 2003. Current liabilities decreased due to a net reclassification into long term debt of convertible notes and accrued interest totaling $1,316,100 due to a combination of the three year extension of convertible promissory notes and related accrued interest and the conversion of $250,000 in principal and $128,333 in accrued interest on convertible promissory notes into common stock.

III. Working Capital/Liquidity

During the six months ended June 30, 2003, working capital improved by approximately $1,238,900 to a deficit balance of $4,537,300 due to the net reclassification to long term debt of extended convertible promissory notes and accrued interest totaling $1,316,100. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increases in current liabilities discussed above. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 and the first six months of 2003 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. Through the date of this report $119,595 has been received under the Swartz agreement during 2003 and $339,900 was received during 2002. Since the Swartz equity funding has not been sufficient to meet the Company’s present and future working capital needs, a private placement of stock with attached warrants was started in the fourth quarter of 2002. Private placement proceeds totaling $242,000 have been received in 2003 through the date of this report, and $117,500 was received in 2002. The cost of exercising put rights under the Swartz Agreement has ranged between 28% to 38% of the total proceeds during 2003. Consequently, the Company is contemplating allowing the agreement to expire in early 2004 without exercising any further puts. Such funds will need to be replaced by continuing the 2002 Private Placement.

As discussed above, a combination of selective ongoing cost reductions and one time cost reductions has resulted in significant improvement in both the gross profit (loss) line and in the operating income (loss) line. Going forward, it is expected that the path to overall profitability will be to first achieve profitability at the gross profit level, then at the operating income level, and lastly, at the net income level. The Company believes that the sales foundation is in place and expansion plans are being implemented to achieve those goals over the next 12 to 24 months. The Company achieved small gross profits for the months of April and June, and also for the second quarter. There is a strong possibility that the Company may achieve additional positive gross profits in individual months during the remainder of 2003.

Over the past several years the fundamental difficulty in achieving a profitable level of sales has been finding the proper fit, or niche, in the marketplace for the Company’s GOLD’n GRO line of fertilizer products. With the success of the chelated micronutrient GOLD’n GRO 9-0-1+7% Zinc, which was introduced in the fall of 2001, and as a result of that success the second quarter 2003 introduction of GOLD'n GRO Base Liquid and a new GOLD’n GRO chelated micronutrient product, it is believed that a profitable level of sales can be achieved over the next 12 to 24 months. A significant factor in locating and entering these niches has been the advice and recommendations from the Company’s distributor network.

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

IV. New Developments

Implementation of the Company’s "Beneficial Use Photochemical and Water Recycling" technology is continuing with expansion of the number of branches within the licensed distributor network selling GOLD’n GRO fertilizer and consistent on-going sales in tank truck quantities of the chelated micronutrient GOLD’n GRO 9-0-1+7% Zinc. Our licensed distributor network is also continuing to generate orders for original chelated micronutrient and chelated multinutrient products including GOLD'n GRO 10-0-0 Iron, GOLD’n GRO 20-1-7, and GOLD’n GRO 8-8-8.

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

The Company has been working with its licensed distributor network for several years to identify market segments into which the GOLD'n GRO fertilizer products can be successfully sold. This process has identified three fundamental uses, or functions, of the GOLD’n GRO products, which are (1) to replace existing products that do not fully satisfy existing needs, (2) develop new products which will satisfy presently unfulfilled needs, and (3) develop products that can be blended with existing proprietary products to improve their effectiveness. Replacement products are expected to have higher sales growth rates than products developed to fulfill the other two functions, which are defined as development products. The GOLD’n GRO GUARDIAN product being developed as an animal repellant/fertilizer fits into the second category. The GOLD’n GRO Base Liquid fits into the third category of products.

GOLD'n GRO 9-0-1+7% Zinc was developed to replace existing products as a direct result of this process. It has been successfully introduced into the California market to replace a product that was not fully satisfying customer needs. This product has been primarily responsible for the Company’s sales growth over the last 24 months. This same process has led to the development of a second replacement product, which is a GOLD’n GRO chelated micronutrient product. This new product has now been approved for sale by the distributor network and is expected to have a growth rate similar to that of the GOLD’n GRO 9-0-1+7% Zinc.

During 2002 the Company worked with its licensed distributor network to develop a GOLD'n GRO Base Liquid that could be used as a supplement in the distributor’s proprietary liquid fertilizer field blend programs, with the purpose of improving the effectiveness of those blends. This product was approved for sale by the Company’s distributor network during the second quarter of 2003 and is being carefully introduced into the market by the distributor network. The base liquid is being sold in truckload quantities and usage is expected to be several times greater than the usage of the GOLD'n GRO Zinc product. The GOLD'n GRO Base Liquid is expected to eventually be used at the rate of 5 to 15 percent of the distributor's field blend mixes sold to their grower customers. This presents an opportunity for the Company to participate in the distributor's proprietary bulk liquid blend sales programs in a meaningful way. In the near term, the Company believes that the California market for this product alone is large enough to produce sales levels needed to become profitable within the next 12 to 24 months.

In June 2003 the Company began a cooperative effort with North American Deer Management Network, LLC to develop a single application fertilizer to be sold under the trademark GOLD’n GRO GUARDIAN that also serves to repel animals such as deer and rabbits. Preliminary testing has been completed and shows the products to be compatible, producing a positive growth response while at the same time repelling, but not harming, the unwanted animals. Holly Ridge Nursery & Landscape Company is managing the project and is currently funding a detailed effectiveness study being conducted by the University of Rhode Island that will cover one full growing season. Results of the study will be utilized to support product registration applications and to complete patent applications. Holly Ridge is also funding the commercial trials which are underway in various locations. The Company sold the first bulk quantity of its GOLD’n GRO 8-8-8+4% Sulfur to Holly Ridge in July 2003. This cooperative effort provides the Company with an introduction of its GOLD’n GRO line of fertilizer products into the northeastern U.S. and it allows development of the GOLD’n GRO GUARDIAN animal repellant/fertilizer market nationwide.

The above describes a flexible approach to developing markets for the GOLD’n GRO fertilizers which will continue and may require plant modifications to accommodate the new products as their development is completed and they are cleared for sale. Using this flexible approach, the Company believes that it has now identified and established GOLD'n GRO bulk products that have large enough markets to provide the sales volumes needed for the Company to achieve profitability within the next 12 to 24 months.

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

The Company is becoming a significant supplier of chelated micronutrient and chelated multinutrient specialty products for several reasons, one of which is that improved nutrient uptake is being demonstrated in large scale field applications of the GOLD'n GRO products when compared to applications that use established chelated micronutrient products. Improved crop nutrient uptake reduces nutrient costs and increases crop yields, generating a significant economic benefit for the grower customers. A second reason is that the photographic byproduct materials used as base components provide the chelates at a much lower cost compared to purchasing new "unused" chelates. A third reason is that the GOLD'n GRO liquid products are specifically designed for fertigation application in micro-sprinkler and drip irrigation, which is a growing application method and requires liquid fertilizer products with superior stability in irrigation water under widely varying conditions. These demonstrated advantages of the GOLD'N GRO liquid product line are provided by the Company's proprietary "Beneficial Use Photochemical and Water Recycling" technology.

Most of the GOLD’n GRO products are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO 9-0-1+7% Zinc is registered in Idaho. GOLD'n GRO bulk product sales are now established in Arizona and California, with the majority of the sales being made in California. In April 2003 the first truckload sale of chelated micro-nutrient products was made to a peach grower in western Colorado. Planning is underway to implement sales in Hawaii, Idaho, Oregon, and Washington. The Company is developing bulk customers in northern Nevada and has started discussions with potential distributors in selected states not covered by its licensed distributor network, including the northeastern states.

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

The project to develop and sell a line of animal repellant/fertilizer products under the trademark GOLD’n GRO GUARDIAN provides direct GOLD’n GRO product marketing and distribution for the northeastern states into the Landscape Construction and Maintenance market, and into the wholesale and retail Nursery and Greenhouse markets. The new GOLD’n GRO GUARDIAN product line presents the opportunity to develop products for the animal repellant market, an emerging national market in which product offerings are currently limited. Deer and other plant eating animals are becoming a major urban problem because they are now doing tens of millions of dollars in damage to urban landscaping each year.

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

In 2002 the Company was awarded a contract by the Department of Defense for five of these photochemical concentrators, which were delivered. Installation and testing at certain military bases will be completed over the next several months under a separate contract and then the Company will begin to receive the concentrated photochemicals that are produced by these machines. Late in the first and second quarters of 2003, the Company was awarded a contract for two more photochemical concentrators. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photochemical and Water Recycling" services to all branches of the U.S. military and is being developed by the Department of Defense in consultation with the Federal EPA.

Early in the first quarter of 2003 the Company initiated a photochemical concentrator sales program that is expected to generate sales to large photo and medical laboratories. The objective of these sales is to generate additional supplies of photochemical concentrates nationally. During the first quarter of 2003 a services agreement was signed with the NASA Johnson Space Center in Texas which already has an installed photochemical concentrating system. The Company is actively marketing its "Beneficial Use Photochemical and Water Recycling" service to other U.S. government agencies and private sector companies which already have installed photochemical concentrating systems.

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

Ongoing changes in the manufacturing process, arising as a result of specific sales opportunities such as the chelated zinc fertilizer products, require installation of a heat exchange system that was expected to be operational in the first quarter of 2003, but which was delayed due to lack of funding to complete the installation. The capital cost of completing installation of the heat exchange system is budgeted at $200,000. A capital budget is being developed for the expansion of the truck load out system.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending June 30, 2003 and have evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended June 30, 2003.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 a supplier of equipment to be utilized in the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. Subsequent to June 30, 2003 a proposed payment agreement has been made. Opposing legal counsel is recommending that the plaintiff accept the proposal.

During the period of September 2002 through June 2003 a total of eight lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Four of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $460,227 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, two are being actively negotiated and a tentative payment arrangement has been agreed to, subject to completion of legal paperwork, including stipulated judgments. Both payment arrangements call for the delinquent payments to be added onto the end of the leases, with regular monthly payments at the original terms to begin in August 2003. The plaintiffs in the remaining three unsettled suits have obtained judgments but no further collection action has been taken. The relevant information has been assigned to legal counsel who will contact opposing counsel and will attempt to work out payment arrangements.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. Final payment on the $81,233 was made subsequent to June 30, 2003 and two of the liens were released. Negotiations are ongoing to obtain a payment agreement on the remaining $23,475.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and made a payment of $3,000 in March 2003. An additional $2,000 was paid subsequent to June 30, 2003. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. No other action has been taken as of the date of this report.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In April 2003 a suit was filed in Washoe County, Nevada against the Company by one of the Convertible Promissory Note holders, seeking in excess of $94,000, plus attorney fees and other costs. Subsequent to June 30, 2003 the suit was settled by payment of the Company’s common stock for the full amount due.

In June 2003 the Internal Revenue Service filed liens totaling $120,347 for unpaid payroll taxes against the Company’s subsidiaries, WWI, IMI, and ICI. The amount of delinquent federal payroll taxes due as of June 30, 2003 was approximately $260,000. Taxes incurred beginning in June 2003 are being paid timely and, subsequent to June 30, 2003, $33,200 has been paid toward the past due amount. A payment arrangement is expected to be obtained by the end of August 2003.

Subsequent to June 30, 2003 two suits were filed in Washoe County, Nevada against the Company’s subsidiaries, WWI and IMI, by equipment lessors. The total amount of the claims is $128,479 plus attorney fees and other costs. The cases have been assigned to legal counsel for negotiation of payment arrangements.

Successful settlement of the above claims is dependent on additional financing.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended June 30, 2003. All securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	325,000	$ 26,000
Private placement for GPXM option purchase	1,365,938	109,275
Conversion of notes payable and accrued interest	987,833	176,676
Labor services of management and directors	2,500	300
Interest on management salary in arrears	137,675	15,898
	2,818,946	$328,149

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2003 lease payments totaling $493,489 were in arrears. Of this amount, $482,005 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through June 30, 2003 by the date of this report have been classified as current liabilities. Lease payments due as of July 31, 2003 totaling $521,679 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

During the six months ended June 30, 2003 six leases were restructured. Three of those were settlements of lawsuits in which the Company agreed to sign stipulated judgments wherein the lessor will receive a default judgment if the future payment terms are not met. Negotiations on another of those leases also required the signing of a stipulated judgment. The result of restructuring these leases was the elimination of all payments in arrears and future minimum lease payments of $212,922, compared to minimum lease payments of $251,084 prior to the restructuring.

As discussed above, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. $500,997 of the principal balance would otherwise be classified as long term debt. Monthly payments in common stock are being made to the general contractor. The lender is aware of the situation and has not made a demand or taken any other action.

During the six months ended June 30, 2003 the Company offered the holders of its 2000 Series 9% Convertible Promissory Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. As of June 30, 2003, out of a principal balance of $2,573,000, holders of $1,581,000 in notes agreed to extend their notes. The remaining $992,000 in principal, plus accrued interest of $344,009, is in default as of June 30, 2003. Subsequent to June 30, 2003, notes for an additional $102,000, plus accrued interest of $37,852, were extended. During the period of January 1, 2003 through July 31, 2003, for all series of convertible notes, a total of $552,000 in principal and $177,985 in accrued interest has been converted to common stock.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31      CERTIFICATION PURSUANT TO SECTION 302 OF THE

                SARBANES-OXLEY ACT OF 2002                             29

Exhibit 32      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

                1350 AS ADOPTED PURSUANT SECTION 906 OF THE

                SARBANES-OXLEY ACT OF 2002                             30

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ITRONICS INC.

DATED: August 13, 2003                   By: /S/JOHN W. WHITNEY

                                            John W. Whitney

                                            President, Treasurer and Director

                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: August 13, 2003                    By: /S/JOHN W. WHITNEY

                                             John W. Whitney

                                             President, Treasurer and Director

                                             (Principal Executive Officer)

DATED: August 13, 2003                    By: /S/MICHAEL C. HORSLEY

                                             Michael C. Horsley

                                             Controller

                                             (Principal Accounting Officer)