Form 10QSB
period 2003-09-30
ITRONICS INC
filed 2003-11-19
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2003

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

As of October 31, 2003, 117,589,773 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2003
and December 31, 2002	4

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Nine Months Ended September 30, 2003 and 2002	6

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2003 and 2002	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	13

Item 3. Controls and Procedures	24

PART II- OTHER INFORMATION
Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	25

Item 3 Defaults upon Senior Securities	26

Item 6. Exhibits and Reports on Form 8-K	27

Certifications	29

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(UNAUDITED)

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
CURRENT ASSETS
Cash	$ 84,631	$ 57,201
Accounts receivable, less allowance for
doubtful accounts, 2003, $5,700; 2002, $5,700	180,993	88,239
Marketable securities, available for sale	463,673	483,983
Inventories	431,009	337,153
Prepaid expenses	73,836	44,331
Current portion of deferred loan fees	45,327	46,225
Total Current Assets	1,279,469	1,057,132

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	86,884	86,884
Equipment and furniture	1,820,620	1,797,926
Vehicles	133,028	133,028
Equipment under capital lease	1,098,893	1,077,152
	4,521,740	4,477,305
Less: Accumulated depreciation and amortization	1,306,901	1,085,175
	3,214,839	3,392,130
OTHER ASSETS
Intangibles, net of amortization	8,638	9,115
Marketable securities, available for sale	60,000	220,096
Deferred loan fees, less current portion, net of
amortization	58,167	91,946
Investment in American Gold & Silver Ltd.	49,750	9,250
Deposits	31,970	35,131
	208,525	365,538
	$4,702,833	$4,814,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	SEPTEMBER 30,	DECEMBER 31,
	2003	2002
CURRENT LIABILITIES
Accounts payable	$ 560,190	$ 610,772
Accrued management salaries	326,873	341,278
Accrued expenses	248,511	300,204
Insurance contracts payable	26,664	15,962
Interest payable	220,860	168,473
Current maturities of long-term debt	547,611	556,301
Current maturities of capital lease obligations	1,103,721	1,162,723
Current maturities of lease/advances from stockholders	284,156	284,687
Current maturities of convertible notes and accrued interest	917,403	3,374,838
Other	22,428	18,131
Total Current Liabilities	4,258,417	6,833,369

LONG-TERM LIABILITIES
Long-term debt, less current maturities	125,254	146,610
Convertible promissory notes, less current maturities	3,043,600	2,086,129
Accrued interest, convertible notes, less current maturities	972,951	294,262
Capital lease obligations, less current maturities	8,803	31,214
Capital lease obligation, shareholder, less current maturities	14,891	-
Accrued salary due stockholder	2,454	7,854
Deferred gain, less current maturities	-	3,221
Total Long-Term Liabilities	4,167,953	2,569,290
	8,426,370	9,402,659

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2003, 0 shares; 2002, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
116,639,878 at September 30, 2003; 88,690,170 at
December 31, 2002	116,640	88,690
Additional paid-in capital	14,648,408	11,748,423
Accumulated deficit	(19,331,967)	(17,352,796)
Common stock to be issued	583,254	576,998
Accumulated other comprehensive income (loss)	257,196	241,653
Common stock options outstanding, net	2,932	109,173
	(3,723,537)	(4,587,859)
	$4,702,833	$ 4,814,800

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
REVENUES
Fertilizer	$ 51,676	$ 82,224	$ 422,525	$381,164
Photochemical recycling	142,142	139,450	241,259	259,867
Silver	11,286	42,343	32,271	111,149
Mining technical services	103,088	127,451	290,568	282,236
Total Revenues	308,192	391,468	986,623	1,034,416
COST OF SALES	365,866	465,625	1,063,362	1,234,155
Gross Profit (Loss)	(57,674)	(74,157)	(76,739)	(199,739)

OPERATING EXPENSES
Depreciation and amortization	83,577	97,790	249,131	281,947
Research and development	14,741	23,697	45,627	57,756
Sales and marketing	193,103	204,172	578,362	806,306
Delivery and warehousing	8,079	8,152	33,758	31,166
General and administrative	267,909	239,005	639,630	764,095
Total Operating Expenses	567,409	572,816	1,546,508	1,941,270
Operating (Loss)	(625,083)	(646,973)	(1,623,247)	(2,141,009)

OTHER INCOME (EXPENSE)
Interest expense	(244,047)	(224,116)	(715,153)	(638,368)
Interest income	7	-	7	3
Gain on sale of investments	197,485	32,487	352,366	100,257
Other	-	-	6,856	-
Total Other Income (Expense)	(46,555)	(191,629)	(355,924)	(538,108)

Income (Loss) before provision for income tax	(671,638)	(838,602)	(1,979,171)	(2,679,117)
Provision for income tax	-	-	-	-

Net Income(Loss)	(671,638)	(838,602)	(1,979,171)	(2,679,117)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	46,736	(195,018)	15,543	592,833

Comprehensive Income (Loss)	$(624,902)	$(1,033,620)	$(1,963,628)	$(2,086,284)

Weighted average number of shares
Outstanding (1,000’s)	107,481	85,151	98,960	83,410
Earnings (Loss) per share	$(0.0062)	$(0.0098)	$(0.0200)	$(0.0321)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	Nine Months Ended Sept 30,
	2003	2002
Cash flows from operating activities
Net income (loss)	$(1,979,171)	$(2,679,117)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	249,131	281,947
Interest on convertible notes	469,052	384,900
Marketable securities received for services	(2,573)	(197,089)
(Gain) Loss on investments	(352,366)	(100,257)
Stock option compensation (credit)	(106,241)	36,242
(Gain) on debt restructuring	(29,370)	-
Bad debts	15	4,823
Expenses paid with issuance of common stock	559,188	666,817
(Increase) decrease in:
Trade accounts receivable	(92,769)	47,946
Other receivables	-	(3,985)
Inventories	(93,856)	(17,770)
Prepaid expenses and deposits	(37,629)	6,950
Increase (decrease) in:
Accounts payable	58,703	154,928
Accrued management salaries	110,695	243,229
Accrued expenses and contracts payable	(32,166)	(80,308)
Accrued interest	75,261	51,333
Net cash used by operating activities	(1,204,096)	(1,199,411)

Cash flows from investing activities:
Acquisition of property and equipment	(22,694)	(236,733)
Acquisition of marketable securities	(9,000)	-
Proceeds from sale of investments	559,887	222,523
Net cash provided (used) by investing activities	528,193	(14,210)

Cash flows from financing activities:
Proceeds from sale of stock	782,095	247,518
Proceeds from debt, stockholders	-	318,545
Proceeds from long-term debt, unrelated	-	844,100
Proceeds from account receivable factoring, net	30,920	-
Payments on long-term debt	(109,682)	(238,401)
Net cash provided by financing activities	703,333	1,171,762
Net increase (decrease) in cash	27,430	(41,859)
Cash, beginning of period	57,201	14,675
Cash, end of period	$ 84,631	$(27,184)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

2. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants was begun in the fourth quarter of 2002. The initial offering price was $0.08 per share and the attached three year warrant for an equal number of shares was exercisable at prices of $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year. $562,500 was received from this private placement during the nine months ended September 30, 2003 and an additional $57,000 was received subsequent to September 30, 2003 through November 18, 2003. In addition, during the nine months ended September 30, 2003, $119,595 was received under the Swartz Private Equities, LLC equity line of credit and $100,000 was received from the exercise of warrants.

4. In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. Subsequent to September 30, 2003 a proposed payment agreement has been received and is being evaluated by management.

During the period of September 2002 through September 2003 a total of ten lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, three are being actively negotiated and a tentative payment arrangement has been agreed to on two of the suits, subject to completion of legal paperwork, including

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

stipulated judgments. The two payment arrangements call for the delinquent payments to be added onto the end of the leases, with regular monthly payments at the original terms beginning in August 2003. The plaintiffs in three of the four remaining unsettled suits have obtained judgments but no further collection action has been taken. The relevant information has been assigned to legal counsel who will contact opposing counsel and will attempt to work out payment arrangements.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. Final payment on the $81,233 was made prior to September 30, 2003 and two of the liens were released. Negotiations are ongoing to obtain a payment agreement on the remaining $23,475.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and has made partial payments. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. No other action has been taken as of the date of this report.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In June 2003 the Internal Revenue Service filed liens totaling $120,347 for unpaid payroll taxes against the Company’s subsidiaries, WWI, IMI, and ICI. The amount of delinquent federal payroll taxes due as of June 30, 2003 was approximately $260,000. The unpaid payroll taxes were paid in full during the quarter ended September 30, 2003 and the liens are in the process of being released.

Successful settlement of the above claims is dependent on additional financing.

5. As of September 30, 2003 lease payments totaling $573,905 were in arrears. Of this amount, $559,705 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through September 30, 2003 by the date of this report have been classified as current liabilities. Lease payments due as of October 31, 2003 totaling $604,450 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

During the nine months ended September 30, 2003 six leases were restructured. Three of those were settlements of lawsuits in which the Company agreed to sign stipulated judgments wherein the lessor will receive a default judgment if the future payment terms are not met. Negotiations on another of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

those leases also required the signing of a stipulated judgment. The result of restructuring these leases was the elimination of all payments in arrears and future minimum lease payments of $212,922, compared to minimum lease payments of $251,084 prior to the restructuring.

As discussed above, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. The general contractor has been paid in full and a balance of $23,475 is due a subcontractor. In addition, the Company is delinquent on real property taxes for approximately $27,000, which is also a default under the terms of the deed of trust. The lender is aware of the situation and has not made a demand or taken any other action.

6. During the nine months ended September 30, 2003 the Company offered the holders of its 2000 Series 9% Convertible Promissory Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. During the quarter ended September 30, 2003 this conversion price was reduced to $0.125. As of September 30, 2003, out of a principal balance of $2,573,000, holders of $2,483,000 in notes have extended their notes. The remaining $90,000 in principal, plus accrued interest of $33,257, is in default as of September 30, 2003. During the period of January 1, 2003 through September 30, 2003, for all series of convertible notes, a total of $967,529 in principal and $322,798 in accrued interest has been converted to common stock.

7. As of December 31, 2002 24,496,081 common shares related to the conversion rights of the 2000 through 2002 Series Convertible Promissory Notes have been reserved. Based on the revised conversion price of $0.125 and the increase in interest rate to 12%, the shares reserved for all Convertible Promissory Notes are approximately 39,627,000 common shares as of September 30, 2003. During the nine months ended September 30, 2003 a total of $1,290,327 in Convertible Promissory Note principal and interest was converted into 10,137,748 restricted common shares.

8. Significant non-cash operating, investing, and financing activities for the nine months ended September 30, 2003 include the conversion of $1,290,327 in convertible promissory notes and accrued interest into restricted common stock, settlement of $140,203 in accounts payable with common stock, and the conversion of $130,500 in accrued management salaries into restricted common stock to be issued.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

9. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2002, other than segment information is presented through to the Net Income (Loss) Before Taxes line beginning with the third quarter of 2003.

Reconciliation of segment revenues, gross profit (loss), operating income (loss) and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Revenues:
Photochemical Fertilizer	$ 205,104	$ 264,017	$ 696,055	$ 752,180
Mining Technical Services	103,088	127,451	290,568	282,236
Consolidated Revenues	$ 308,192	$ 391,468	$ 986,623	$1,034,416

Gross Profit (Loss):
Photochemical Fertilizer	$ (58,023)	$ (81,670)	$ (128,259)	$ (216,334)
Mining Technical Services	349	7,513	51,520	16,595
Consolidated Gross Profit (Loss)	$ (57,674)	$ (74,157)	$ (76,739)	$ (199,739)

Operating Income (Loss):
Photochemical Fertilizer	$(514,518)	$(566,237)	$(1,376,905)	$(1,874,019)
Mining Technical Services	(110,565)	(80,736)	(246,342)	(266,990)
Consolidated Operating Income (Loss)	$(625,083)	$(646,973)	$(1,623,247)	$(2,141,009)

Other Income (Expense):
Photochemical Fertilizer	$(244,047)	$(224,116)	$(708,297)	$(638,368)
Mining Technical Services	197,492	32,487	352,373	100,260
Consolidated Other Income (Expense)	$ (46,555)	$(191,629)	$(355,924)	$(538,108)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(758,565)	$(790,353)	$(2,085,202)	$(2,512,387)
Mining Technical Services	86,927	(48,249)	106,031	(166,730)
Consolidated Net Income
(Loss) before taxes	$(671,638)	$(838,602)	$(1,979,171)	$(2,679,117)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	September 30,	December 31,
	2003	2002
Current Assets:
Photochemical Fertilizer	$ 647,412	$ 443,003
Mining Technical Services	611,726	598,009
	1,259,138	1,041,012

Property and Equipment, net:
Photochemical Fertilizer	3,018,787	3,166,189
Mining Technical Services	193,052	221,654
	3,211,839	3,387,843

Other Assets, net:
Photochemical Fertilizer	80,571	109,583
Mining Technical Services	2,020,701	1,652,066
	2,101,272	1,761,649

Total Assets:
Photochemical Fertilizer	3,746,770	3,718,775
Mining Technical Services	2,825,479	2,471,729
Total Segment Assets	6,572,249	6,190,504
Itronics Inc. assets	20,165,753	17,827,985
Less: inter-company elimination	(22,035,169)	(19,203,689)
Consolidated Assets	$ 4,702,833	$ 4,814,800

10. Following are the components of Other Comprehensive Income:

	Three months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Unrealized holding gains (losses)
arising during the period	$ 196,727	$(145,242)	$ 271,930	$564,386

Reclassification adjustment to realized gain (loss)	(149,991)	(49,776)	(256,387)	28,447

Other Comprehensive Income (Loss)	$ 46,736	$(195,018)	$ 15,543	$592,833

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $308,192 for the quarter ended September 30, 2003, compared to $391,468 for the prior year quarter, a decrease of 21%. The decrease was due to decreases of $58,900 in Photochemical Fertilizer segment revenues and $24,400 in Mining Technical Services segment revenues. Consolidated revenues for the first nine months of 2003 were $986,623 compared to $1,034,416 for the prior year period, a decrease of 5%. The consolidated net loss was $671,638, or $0.0062 per share, for the quarter ended September 30, 2003, compared to a net loss of $838,602 or $0.0098 per share for the comparable 2002 period, an improvement of 20%. The primary factors contributing to the decreased loss for the quarter were an improvement in gross profit (loss) of $16,500, decreased operating costs of $5,400 and an increase in gain on sale of investments of $165,000 which were partially offset by increased interest expense of $19,900 related to increasing the interest rate from 9% to 12% on the extended 2000 Series Convertible Promissory Notes. The consolidated net loss was $1,979,171, or $0.0200 per share, for the nine months ended September 30, 2003, compared to a net loss of $2,679,117 or $0.0321 per share for the comparable 2002 period, an improvement of 26%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being introduced under the GOLD’n GRO trademark into the western U.S. markets in Arizona, California, Colorado, Hawaii, Nevada, and Oregon and in the eastern U.S. markets Connecticut, Delaware, Massachusetts, New Jersey, New York, Pennsylvania, and Rhode Island. Revenues are generated from photochemical collection services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Revenues	$ 205,104	$ 264,017	$ 696,055	$ 752,180
Gross profit (loss)	$ (58,023)	$ (81,670)	$ (128,259)	$ (216,334)
Operating income (loss)	$(514,518)	$(566,237)	$(1,376,905)	$(1,874,019)
Other income (loss)	$(244,047)	$(224,116)	$ (708,297)	$ (638,368)
Net income (loss before taxes	$(758,565)	$(790,353)	$(2,085,202)	$(2,512,387)

Total segment revenues for the third quarter of 2003 were approximately $205,100, a decrease of 22% from the prior year third quarter. Fertilizer sales for the quarter were $51,700, compared to $82,200 for the 2002 third quarter, a decrease of 37%. The fertilizer sales decrease is primarily attributable to continued weakness in the turf and ornamental market. Total photochemical recycling revenue for the quarter increased by 2%. The recycling services portion of that revenue increased 30% on increased volume of 45%, compared to the third quarter of 2002. Silver sales decreased $31,100 from the third quarter of 2002, a decrease of 73%. The decrease is attributable to the prior year processing of raw photographic wastes in order to build up an inventory of base liquids used in GOLD’n GRO liquid fertilizer manufacturing. The base liquid inventory has filled the plant’s available storage capacity, resulting in a current period decrease in processing raw materials and a resultant decrease in silver sales. Cost of sales decreased $82,600 due primarily to decreases of $66,600 in direct material costs due to reduced sales and $19,000 in payroll and related costs. These factors resulted in a gross loss of $58,000 for the third quarter of 2003, compared to $81,700 for the prior year quarter, a decreased loss of 29%.

Segment operating expenses decreased $28,100 from the third quarter of 2002, due to a decrease in sales and marketing expense of $14,300 related to decreased corporate marketing, and decreased depreciation and amortization of $13,100.

These factors resulted in a 2003 second quarter segment operating loss of $514,500 compared to a loss of $566,200 for the third quarter of 2002, a decreased operating loss of $51,700, or 9%.

Other expense increased $19,900 due to an increase in interest expenses resulting from the increased interest rate on the 2000 Series Convertible Promissory Notes.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $758,600 for the quarter ended September 30, 2003, compared to a loss of $790,400 for the prior year quarter, an improvement of $31,800 or 4%.

For the first nine months of 2003 segment revenues were $696,100, compared to $752,200 for the comparable 2002 period, a 7% decrease. Gross loss for the first nine months of 2003 was $128,300, compared to $216,300 for the comparable prior year period, a reduced loss of 41%. Operating loss for the first nine months of 2003 was approximately $1,376,900 compared to $1,874,000 for the first nine months of 2002, a reduced loss of $497,100 or 27%. Net loss before taxes for the first nine months of 2003 was $2,085,200 compared to $2,512,400 for the prior year nine months, a reduced loss of $427,200 or 17%. The primary factor contributing to the reduced losses were reduced cost of sales and operating expenses.

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

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2003	2002	2003	2002
Revenues	$ 103,088	$ 127,451	$ 290,568	$ 282,236
Gross profit (loss)	$ 349	$ 7,513	$ 51,520	$ 16,595
Operating income (loss)	$(110,565)	$ (80,736)	$(246,342)	$(266,990)
Other income (expense)	$ 197,492	$ 32,487	$ 352,373	$ 100,260
Net income (loss) before taxes	$ 86,927	$ (48,249)	$ 106,031	$(166,730)

Mining technical services revenue was $103,100 for the quarter ended September 30, 2003, compared to $127,500 for the comparable quarter of 2002, a decrease of 19%. Cost of sales decreased by $17,200, due to a decrease in pass-through costs. These factors resulted in a third quarter gross profit for the segment of $300 compared to $7,500 for the prior year third quarter, a decrease of 95%.

Segment operating expenses increased by $22,700, due primarily to an increase in general and administrative expenses, most of which was due to an increase in the allocable portion of legal fees related to the negotiation and settlement of various claims.

The combination of these factors resulted in a 2003 third quarter segment operating loss of $110,600, compared to a loss of $80,700 for the third quarter of 2002, an increased operating loss of $29,800, or 37%.

Other income for the third quarter of 2003 was $197,500 compared to $32,500 for the prior year third quarter, an increase of $165,000. This increase is due to the sale of 781,900 common shares of Golden Phoenix Minerals, Inc.

The changes in operating loss and other income resulted in a segment net income before taxes of $86,900 for the quarter ended September 30, 2003, compared to a loss of $48,200 for the prior year quarter, an improvement of $135,200.

For the first nine months of 2003, segment revenue totaled $290,600 compared to $282,200 for the first nine months of 2002, an increase of 3%. Gross profit for the first nine months of 2003 was $51,500, compared to $16,600 for the comparable prior year period, an increased gross profit of 210%. Operating loss for the period was $246,300 compared to an operating loss of $267,000 for the comparable 2002 period, a decreased operating loss of 8%. The primary factor contributing to the improvement was increased professional fees on technical services projects. Net income before taxes for the first nine months of 2003 was $106,000 compared to a loss of $166,700 for the prior year nine months, an improvement of $272,800. The improvement is due to the sale of 2.02 million Golden Phoenix Minerals, Inc. common shares during the period.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2003 operating loss of $625,100, compared to $647,000 for the third quarter of 2002, a decreased operating loss of $21,900, or 3%. For the nine month period ended September 30, 2003 the operating loss was $1,623,200 compared to $2,141,000 for the prior year comparable period, a reduced operating loss of $517,800 or 24%. Net loss before taxes for the third quarter 2003 was $671,600 compared to $838,600 for the prior year third quarter, an improvement of $167,000 or 20%. Net loss before taxes for the nine months ended September 30, 2003 was $1,979,200 compared to $2,679,100 for the prior year comparable period, an improvement of $699,900 or 26%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $84,600 as of September 30, 2003, compared to $(27,200) as of September 30, 2002. Net cash used for operating activities was approximately $1,204,100 for the first nine months of 2003. The cash used for operating activities during the period was financed by a combination of sales of common stock of $782,100 from a private placement of restricted common stock and attached warrants and the Swartz Private Equity, LLC. (Swartz) agreement, increases in account payable of $58,700, accrued interest of $75,300, proceeds from the sale of Golden Phoenix Minerals, Inc. (GPXM) stock of $559,900, and $30,900 in account receivable factoring.

Total assets decreased during the nine months ended September 30, 2003 by $112,000 to $4,702,800. Current assets increased $222,300 due to increases of $27,400 in cash, $92,800 in accounts receivable, $93,900 in inventory, and $29,500 in prepaid expenses, which were partially offset by a decrease in marketable securities of $20,300. Total property and equipment decreased $177,300 due to depreciation and amortization of the assets. Other assets decreased by $157,000 due primarily to the reclassification to current assets of $220,100 of the value of the Company’s investment in GPXM stock, which was partially offset by the acquisition of common stock in a small public company valued at $60,000 as of September 30, 2003 and the acquisition of approximately 4% of the minority interest in American Gold & Silver Ltd. for $40,500 of the Company’s restricted common stock. At September 30, 2003 the Company owned 1.06 million shares of GPXM with a value of $463,700. During the nine months ended September 30, 2003 the Company sold 2.02 million GPXM shares, with total net proceeds of $559,900, to assist with the Company’s cash operating requirements.

Current liabilities decreased during the nine months ended September 30, 2003 by $2,575,000 and total liabilities decreased by $976,300. Total liabilities decreased due to the conversion into common stock of a total of $1,290,300 in Convertible Promissory Notes and accrued interest, decreases in accounts payable of $50,600, accrued management salaries of $19,800, and accrued expenses of $51,700, which were partially offset by the accrual of $469,100 in interest on convertible promissory notes and an increase of $52,400 in interest payable. Current liabilities decreased due to a net reclassification into long term debt or equity of convertible notes and accrued interest totaling $2,457,400 due to a combination of the three year extension of convertible promissory notes and related accrued interest and the conversion of $967,500 in principal and $322,800 in accrued interest on convertible promissory notes into common stock.

III. Working Capital/Liquidity

During the nine months ended September 30, 2003, working capital improved by approximately $2,797,300 to a deficit balance of $2,978,900 due primarily to the net reclassification to long term debt or equity of extended convertible promissory notes and accrued interest totaling $2,457,400. The Company has had limited cash liquidity since the third quarter of 2000, which is reflected in the increases in current liabilities discussed above. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 and the first nine months of 2003 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. Through the date of this report $119,595 has been received under the Swartz agreement during 2003 and $339,900 was received during 2002. The cost of exercising put rights under the Swartz Agreement has ranged between 28% to 38% of the total proceeds during 2003. Consequently, the Company has not exercised any puts since April 2003 and is contemplating allowing the agreement to expire in February 2004 without exercising any further puts. A private placement of stock with attached warrants was started in the fourth quarter of 2002. Private placement proceeds totaling $619,500 have been received in 2003 through the date of this report, and $117,500 was received in 2002. $129,275 has been received from the exercise of warrants in 2003 through the date of this report.

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

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, and the availability of funding to support sales growth. In the present economic climate, raising additional capital has been exceedingly difficult. The Company believes that a combination of expected increased sales, along with the easing of several economic uncertainties in the world, such as the war in Iraq and oil prices, the Company’s ability to raise capital to support sales growth is improving.

IV. New Developments

Implementation of the Company’s "Beneficial Use Photochemical and Water Recycling" technology is continuing with expansion of the number of branches within the licensed distributor network selling GOLD’n GRO fertilizer and consistent on-going sales in tank truck quantities of the chelated micronutrient GOLD’n GRO 9-0-1+7% Zinc. Our licensed distributor network is also continuing to generate orders for original chelated micronutrient and chelated multinutrient products.

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

GOLD'n GRO 9-0-1+7% Zinc was developed to replace existing products as a direct result of this process. It has been successfully introduced into the California market to replace a product that was not fully satisfying customer needs. This product has been primarily responsible for the Company’s sales growth over the last 27 months. This same process has led to the development of a second replacement product, a GOLD’n GRO chelated micronutrient product which has now been approved for sale by the distributor network and is expected to have a growth rate similar to that of the GOLD’n GRO 9-0-1+7% Zinc.

During 2002 the Company worked with its licensed distributor network to develop a GOLD'n GRO Base Liquid that could be used as a supplement in the distributor’s proprietary liquid fertilizer field blend programs, with the purpose of improving the effectiveness of those blends. This product was approved for sale by the Company’s distributor network during the second quarter of 2003 and is being carefully introduced into the market by the distributor network. The base liquid is being sold in truckload quantities and future usage is expected to be several times greater than the usage of the GOLD'n GRO Zinc product. The GOLD'n GRO Base Liquid is expected to eventually be used at the rate of 5 to 15 percent of the distributor's field blend mixes sold to their grower customers. This presents an opportunity for the Company to participate in the distributor's proprietary bulk liquid blend sales programs in a meaningful way. In the near term, the Company believes that the California market for this product alone is large enough to produce sales levels needed to become profitable within the next 12 to 24 months.

In June 2003 the Company began a cooperative effort with North American Deer Management Network, LLC to develop a single application fertilizer to be sold under the trademark GOLD’n GRO GUARDIAN that also serves to repel animals such as deer and rabbits. Preliminary testing has been completed and shows the products to be compatible, producing a positive growth response while at the same time repelling, but not harming, the unwanted animals. Holly Ridge Nursery & Landscape Company is managing the project and is currently funding a detailed effectiveness study being conducted by the University of Rhode Island that will cover one full growing season. Results of the study will be utilized to support product registration applications and to complete patent applications. Holly Ridge is also funding the commercial trials which are underway in various locations. The Company sold the first bulk quantity of its GOLD’n GRO 8-8-8+4% Sulfur to Holly Ridge in July 2003. This cooperative effort provides the Company with an introduction of its GOLD’n GRO line of fertilizer products into the northeastern U.S. and allows development of the GOLD’n GRO GUARDIAN animal repellant/fertilizer market nationwide. In September 2003 The North American Deer Management Network, LLC completed field testing and approved GOLD’n GRO GUARDIAN for use by its members.

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

Most of the GOLD’n GRO products are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO 9-0-1+7% Zinc is registered in Idaho. GOLD’n GRO 8-8-8+4% Sulphur is also registered in Rhode Island, Massachusetts, Connecticut, Delaware, Pennsylvania, and New York. GOLD'n GRO bulk product sales are now established in Arizona and California, with the majority of the sales being made in California. In April 2003 the first truckload sale of chelated micro-nutrient products was made to a peach grower in western Colorado. Planning is underway to implement sales in Hawaii, Idaho, Oregon, and Washington. The Company is developing bulk customers in northern Nevada and has started discussions with potential distributors in selected states not covered by its licensed distributor network, including the northeastern states.

The Company has expanded the number of GOLD'n GRO liquid fertilizer formulas being offered through its "e-store" catalog. Some formulas are now being offered in 2.5 gallon containers. This expanded product offering makes GOLD'n GRO available to two important Professional Market segments: the Landscape Maintenance Market and the Nursery and Greenhouse Market. In addition, a number of homeowners with large lawn and garden areas have requested the 2.5 gallon container, which is similar in weight and formula analysis to many of the dry fertilizer products being offered in wholesale and large retail outlets. Internet sales are still relatively small as a percentage of total sales, but have grown in each of the past two years. The Company believes that this expanded product offering will significantly increase internet sales.

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

The Company is continuing to develop new sources of used photochemical liquids, although it presently has more than adequate volume of in-coming photoliquids to support current and near term GOLD'n GRO fertilizer sales growth. The Company has been developing Photochemical Silver Concentrator technology to reduce the cost of transporting the used photochemical liquids to the Reno manufacturing plant. The Company has also been identifying and qualifying non-photochemical sources of used chelates and it has been identifying and qualifying non-photochemical waste streams that might be useable, after processing with the Company's proprietary technology, as substitute materials for virgin additive raw materials that the Company presently purchases.

GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates so that as GOLD'n GRO fertilizer sales continue to expand the Company can begin to use "non-photo" chelates. The Company has also identified and qualified industrial waste streams that will allow it to replace certain virgin additive materials that it now purchases to make GOLD'n GRO fertilizers. Replacing the virgin additive materials with materials from secondary sources provides the Company with equivalent materials at lower cost. Some manufacturing process changes will be required to accommodate these changes, but this will be beneficial due to reductions in raw material costs and the improved cost stability that will be achieved.

Demand for the Company's photochemical services business continues to increase due to growth in the use of conventional and digital photography in the markets being serviced. The Company believes the supply of these used photochemical liquids is more than adequate to support continuing growth in fertilizer demand. However, customer services are provided under renewable annual service agreements which must be negotiated in advance, and once established cannot readily be interrupted or cancelled. The Company's photochemical supply customers generate the liquids on an on-going basis, typically have limited on site storage, and must be provided continuous reliable service by the Company. Due to this characteristic, the Company must provide sufficient raw material storage capacity at its manufacturing facility to accommodate seasonal fluctuations in both raw material supply and in fertilizer sales, and the Company must establish and maintain a balance between used photochemical liquid supply and fertilizer sales.

A phenomenon that has been developing during 2003 is the rapid growth in digital print photo finishing. As previously noted, the Company’s volume in used silver-bearing photoliquids increased 45% during the third quarter of 2003 compared to the prior year third quarter. Much of this growth is attributable to increased consumer demand for long-life, high quality color photo prints from digital images. To accommodate this growing demand, internet digital processing companies, regional photo labs, and mini labs are installing digital processing equipment which prints digital images onto state of the art silver-halide photo paper. This process creates used silver-bearing photoliquids, just like conventional photography.

In 2001 the Company developed an advanced design for a Photochemical Silver Concentrator that produces water pure enough to be used to make up new photo fixer chemicals, presenting the photoprocessor with the opportunity to reuse the water and thereby achieve 100 percent recycle of the used photochemical waste stream. The Photochemical Silver Concentrator also produces photochemical concentrates suitable for processing for use in GOLD'n GRO fertilizer manufacturing.

In 2002 the Company was awarded a contract by the Department of Defense for five of these Photochemical Silver Concentrators, which were delivered. Installation and testing at certain military bases is continuing under separate contract. The Company will then begin to receive the concentrated silver-bearing photochemicals that are produced by these machines. Two additional Photochemical Silver Concentrators were delivered in the third quarter of 2003. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photochemical, Silver, and Water Recycling" services to all branches of the U.S. military and is being developed by the Department of Defense in consultation with the Federal EPA.

Early in the first quarter of 2003 the Company initiated a Photochemical Silver Concentrator sales program that is expected to generate sales to large photo and medical laboratories. The objective of these sales is to generate additional supplies of photochemical silver concentrates nationally. During the first quarter of 2003 a services agreement was signed with the NASA Johnson Space Center in Texas which already has an installed photochemical silver concentrating system. The Company is actively marketing its "Beneficial Use Photochemical, Silver, and Water Recycling" service to other U.S. government agencies and private sector companies which already have installed photochemical silver concentrating systems.

In 2002 a Department of Defense contractor presented a waste product for evaluation which contains both silver and materials that may be useable for fertilizer manufacturing. The Company is evaluating this product, which is currently available in relatively small amounts, but which is expected to grow in quantity over time. Other similar materials are known to be treated as waste products for disposal, but with use of the Company's proprietary technology some of these may be converted to useable products to support silver refining and fertilizer manufacturing. Due to the small size of the waste stream, the development of technology for processing these materials is being delayed until GOLD'n GRO liquid fertilizer sales reach higher levels.

The Company's sales of 5 ounce "Silver Nevada Miner" bars through the Itronics "e-store" are continuing, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver will continue to fluctuate until GOLD'n GRO sales reach larger volumes.

Growth of silver output is driven to a large degree by photochemical processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photochemical recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services will be limited to categories of materials where the Company's proprietary technology can be used and that offer better profit margins than conventional precious metal refining.

During the quarter, the Company completed a key phase of the research project to produce formulated glass products from the glass slags produced by silver refining at the Stead, Nevada recycling facility. The research has identified three product categories: (1) a glass ceramic mixture that can be used to produce tile and other shapes suitable for glazing and commercial use; (2) glass formulations that can be used as "lead free" low and intermediate temperature glazes for decorative tile and the craft pottery trade; and (3) specialty boro-silicate glass formulations. The next phase of the research will focus on production of small product quantities for evaluation and product market studies and is expected to be completed over the next two to three years.

The Company's current fertilizer emphasis is on developing bulk liquid product sales. The "Beneficial Use Photochemical, Silver, and Water Recycling" technology is fully integrated, and is being implemented with a cost structure that anticipates large volume material throughput. This is based on previously developed information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO products, this is enough volume to support the manufacture and sale of more than 200 million gallons of liquid fertilizer products, or 1 million tons. Over 20 million tons of fertilizer products are sold annually in North America. The Company's current sales level is less than 0.005 percent of the indicated market.

The Company's manufacturing plant is presently configured for an initial manufacturing capacity of 7.2 million gallons per year or 36,000 tons of GOLD'n GRO products. Planned storage and truck loading capacity expansions, installation of a heat exchange system, and automation of some manufacturing functions, must be completed before this capacity can be achieved. Some of these requirements are discussed more fully below. Unexpected new market opportunities have already required modification of certain expansion plans. As the Company continues to identify and develop its GOLD'n GRO liquid fertilizer product markets, additional unforeseen changes could require additional plan modifications.

In 2002 the Company completed the construction of a bulk liquid fertilizer tank truck load out facility consisting of two 7,500 gallon load out tanks with the capability to load a 5,000 gallon tank truck in 30 minutes. This load out facility was expected to handle anticipated growth in demand for the chelated micronutrient zinc product during the next two years. With the introduction of additional bulk products, three more 7,500 gallon load out tanks are needed.

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

In October 2003 the Company’s common stock was listed and began trading in the Frankfurt, Germany Stock Exchange under the symbol ITG.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending September 30, 2003 and have evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended September 30, 2003.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. Subsequent to September 30, 2003 a proposed payment agreement has been received and is being evaluated by management.

During the period of September 2002 through September 2003 a total of ten lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and other costs. Three of these suits, seeking a total of $228,834 plus costs, were settled by signing stipulated judgments and agreeing to pay total payments of $150,000. Monthly payments on the settlements total $8,833 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, three are being actively negotiated and a tentative payment arrangement has been agreed to on two of the suits, subject to completion of legal paperwork, including stipulated judgments. The two payment arrangements call for the delinquent payments to be added onto the end of the leases, with regular monthly payments at the original terms beginning in August 2003. The plaintiffs in three of the four remaining unsettled suits have obtained judgments but no further collection action has been taken. The relevant information has been assigned to legal counsel who will contact opposing counsel and will attempt to work out payment arrangements.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233. Final payment on the $81,233 was made prior to September 30, 2003 and two of the liens were released. Negotiations are ongoing to obtain a payment agreement on the remaining $23,475.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and has made partial payments. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. No other action has been taken as of the date of this report.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

In June 2003 the Internal Revenue Service filed liens totaling $120,347 for unpaid payroll taxes against the Company’s subsidiaries, WWI, IMI, and ICI. The amount of delinquent federal payroll taxes due as of June 30, 2003 was approximately $260,000. The unpaid payroll taxes were paid in full during the quarter ended September 30, 2003 and the liens are in the process of being released.

Successful settlement of the above claims is dependent on additional financing.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended September 30, 2003. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	5,425,000	$ 434,000
Warrant exercises for cash	1,250,000	100,000
Conversion of notes payable and accrued interest	7,325,431	928,342
Adjustment for previously converted notes payable	1,011,179	-
Labor services of management and directors	2,500	275
Acquisition of minority interest-AG&S	300,000	40,500
	15,314,110	$1,503,117

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

Item 3. Defaults Upon Senior Securities

As of September 30, 2003 lease payments totaling $573,905 were in arrears. Of this amount, $559,705 remains unpaid as of the date of this report. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are not paid current through September 30, 2003 by the date of this report have been classified as current liabilities. Lease payments due as of October 31, 2003 totaling $604,450 are in arrears. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

During the nine months ended September 30, 2003 six leases were restructured. Three of those were settlements of lawsuits in which the Company agreed to sign stipulated judgments wherein the lessor will receive a default judgment if the future payment terms are not met. Negotiations on another of those leases also required the signing of a stipulated judgment. The result of restructuring these leases was the elimination of all payments in arrears and future minimum lease payments of $212,922, compared to minimum lease payments of $251,084 prior to the restructuring.

As discussed above, mechanics liens were filed in 2002 on IMI’s Stead manufacturing facility due to non payment for work performed on the property. Such liens not cleared after 60 days from the date of filing become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. The general contractor has been paid in full and a balance of $23,475 is due a subcontractor. In addition, the Company is delinquent on real property taxes for approximately $27,000, which is also a default under the terms of the deed of trust. The lender is aware of the situation and has not made a demand or taken any other action.

During the nine months ended September 30, 2003 the Company offered the holders of its 2000 Series 9% Convertible Promissory Notes to extend the notes for an additional three years in exchange for an increase in the interest rate, commencing as of each note maturity date, to 12% per annum and a reduced conversion price to $0.20 per share. During the quarter ended September 30, 2003 this conversion price was reduced to $0.125. As of September 30, 2003, out of a principal balance of $2,573,000, holders of $2,483,000 in notes have extended their notes. The remaining $90,000 in principal, plus accrued interest of $33,257, is in default as of September 30, 2003. During the period of January 1, 2003 through September 30, 2003, for all series of convertible notes, a total of $967,529 in principal and $322,798 in accrued interest has been converted to common stock.

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

                                                    ITRONICS INC.

DATED: November 18, 2003                         By: /S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President, Treasurer and Director

                                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 18, 2003                         By: /S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President, Treasurer and Director

                                                    (Principal Executive Officer)

DATED: November 18, 2003                         By: /S/MICHAEL C. HORSLEY

                                                    Michael C. Horsley

                                                    Controller

                                                    (Principal Accounting Officer)