Form 10KSB
period 2003-12-31
ITRONICS INC
filed 2004-03-30
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

      EXCHANGE ACT OF 1934

                            For the fiscal year ended December 31, 2003

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

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year: $1,268,787.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of February 29, 2004, was $18,790,000.

As of February 29, 2004 there were issued and outstanding 128,316,161 shares of the Registrant's Common Stock.

ITRONICS INC. AND SUBSIDIARIES

2003 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

Itronics Inc. (OTCBB: ITRO; Frankfurt and Berlin Bremen Stock Exchanges: ITG), is the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers, and 5 troy ounce, 0.999 pure, Silver Nevada Miner numismatic bars.

Headquartered in Reno, Nevada, Itronics Inc. is one of Nevada's leading process technology companies and a world leader in photochemical recycling. The Company also provides project planning and technical services to the mining industry. Itronics, through its subsidiary, Itronics Metallurgical, Inc., is the only company in the world with the integrated technology to extract more than 99 percent of the silver and virtually all the other toxic heavy metals from used photoliquids and to use this "Beneficial Use Photochemical, Silver, and Water Recycling" technology to produce environmentally beneficial, chelated, multinutrient liquid fertilizer products sold under the trademark GOLD'n GRO, animal repellent/fertilizer products sold under the trademark GOLD'n GRO Guardian, and 5 troy ounce 0.999, pure, Silver Nevada Miner numismatic bars.

Itronics was one of five finalists for the 2001 Kirkpatrick Chemical Engineering Award, the most prestigious worldwide award in chemical engineering technologies. Dr. John Whitney, Itronics' President, was selected as Nevada's Inventor of the Year for 2000 and is now a member of the Inventor's Hall of Fame at the University of Nevada, Reno.

The Company currently operates the following two business segments under separate wholly owned subsidiaries:

1. Photochemical Fertilizer: * This segment, known as Itronics Metallurgical, Inc., operates a photochemical recycling plant and is developing new silver-gold refining technology. Revenues are generated by photochemical management services, sales of photochemical concentrators, sale of silver, and sale of GOLD’n GRO liquid fertilizer products. Construction of a commercial scale photochemical processing and fertilizer manufacturing plant was completed in February 2000. Production in the plant started in 2001 and meaningful commercial sales of GOLD'n GRO fertilizers began in 2002.

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

3. American Hydromet:

American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The photochemical fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which WWI serves as the general partner and owns a general and limited partnership interest totaling 11%. The Company owns a 37% limited partnership interest in AG&S. In total, the Company owns approximately 83% of American Hydromet.

4. Itronics California, Inc.:

Itronics California, Inc. (ICI) was acquired in March 1999 by Itronics Metallurgical, Inc. ICI, originally named PD West, Inc., was acquired for its phosphoric acid recycling technology. ICI had no business operations in 1999, but plans are to utilize the phosphoric acid technology and may eventually operate IMI's photochemical services and GOLD'n GRO fertilizer business in California.

5. Whitney & Whitney, Inc.:

WWI was incorporated in 1977 and is a wholly owned subsidiary of the

Company. WWI is primarily a mineral consulting firm that provides planning and technical services to the mining industry. The broad range of services provided by WWI includes mineral economics, geological studies, mining and cost engineering, and project management services. WWI has extensive experience with base metals, precious metals, such as gold and silver, specialty minerals, such as molybdenum and tungsten, coal, and industrial minerals. WWI performs substantial services for small, medium, and large mining projects. WWI has historically performed services for many leading U.S. and foreign mining companies, various state agencies, for the United States and several foreign governments and the United Nations. WWI was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry.

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

In 1988 the Company acquired WWI and its subsidiaries and partnerships. The internal ownership was restructured so that WWI and the other subsidiaries and partnerships are now directly owned by the Company.

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding the Company's business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of WWI's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic liquid wastes and the necessary permits to establish an R&D facility under RCRA were obtained. In 1988 a patent and literature research project regarding the use of photowastes in fertilizer was begun. In 1989 experimentation with processed run of plant liquids as fertilizer was begun. It took until 1997 to develop and demonstrate a satisfactory product and to complete university testing to demonstrate its technical viability. A licensing and sales agreement was signed with a major fertilizer company in 1998, and another two years were needed to obtain financing, complete permitting, install an operational plant and to demonstrate that the new technology would work on a commercial scale. By the first quarter of 2001 the Company was positioned to develop sales for more than a dozen liquid fertilizer products.

In 2001, at the request of its distributor, the Company developed a chelated zinc product with the objective of selling the product in truckload quantities. This product development was successful and provided the basis for the first tank truck load sales in the fourth quarter of 2001. During 2002 this new bulk product was successfully introduced into the distributor network. During 2002 work on a bulk GOLD'n GRO product that could be used as a "base liquid" in the distributor's proprietary field blends was commenced. In 2003 development work on a second chelated zinc product for bulk sale was initiated. Field testing of both new bulk products was conducted during 2003 and in late 2003 they were approved for introduction into the distributor sales network for 2004.

During the same 2001 to 2003 period, more than two dozen formulations were evaluated for suitability and market potential. By the end of 2003, product line development had been completed, and 13 fertilizers covering three categories have been established: multi-nutrient liquid fertilizers, chelated micro-nutrient liquid fertilizers, and GOLD’n GRO base liquid. The fertilizers are sold both to the general public and through licensed and non-licensed distributors, and the base liquid is sold only through licensed distributors. Product improvement and new product development will continue, but the Company's focus in 2004 and future years will be primarily on GOLD'n GRO Liquid Fertilizer Sales expansion and on expansion of the services business as needed to support increasing GOLD'n GRO fertilizer sales. The Company believes that the market for these products in the western U.S. are large enough to produce sales levels needed for the Company to become profitable within 2004 or 2005.

In 2003 the Company participated in the development of an animal repellent/fertilizer that will be sold under the trade mark GOLD'n GRO Guardian. Using one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was released for sale through the North American Deer Management Network in the fourth quarter of 2003. GOLD'n GRO Guardian is a repellent fertilizer product and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the Federal EPA as an insecticide. Introduction of this product for commercial sales will be delayed until the registrations are completed.

The animal repellent/fertilizer market is new for Itronics. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. and so the center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. The markets being served are the Commercial Landscape and wholesale and retail Nursery segments. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications so the distribution channels are different from the channels being developed for GOLD'n GRO fertilizers.

The U.S. market for deer repellents is believed to be well in excess of $50 million per year. Products currently in the market are believed to have limited effectiveness so a real opportunity exists for a line of systemic products that are effective for several weeks after each application. The GOLD'n GRO Guardian is demonstrating effectiveness for 8 to 12 weeks, and may be able to provide "year round" protection. The Company plans to pursue development of this line of products as rapidly as possible.

During the period 1999 through 2003 the Company developed a "low temperature vacuum distillation" machine that operates at room temperature and is able to remove up to 80% of the water from chemical solutions without damaging the chemicals, producing a high silver content concentrate that can be shipped as a commercial product in inter-state commerce. The distilled water is clean enough for re-use on site and the reduction in volume of material needing to be shipped produces 80 percent reduction in transportation cost making shipment possible anywhere in the United States. These machines have been released for commercial sale under the trademark "Itronics Metallurgical Photochemical Silver Concentrators". Sales of the concentrators are projected to increase as the Company expands its need for photochemical raw materials to support increasing GOLD'n GRO and GOLD'n GRO Guardian sales.

The Company had slowed development and expansion of its silver refining technology and its silver refinery until the GOLD'n GRO liquid fertilizer development was essentially completed. In early 2003 the company re-activated its development efforts at a low level and also began a low level of product development for glass and tile formulations and products. During 2003 the first pieces of glass/ceramic tile were produced. In 2004 and future years the silver refining technology development and the glass/ceramic tile products development efforts will be expanded in parallel with expansion of GOLD'n GRO fertilizer sales.

With the successful development of a glass/ceramic tile product, the Company achieves the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing.

The Company's development of leaching chemicals for the silver/gold mining industry has also been on hold pending completion of the GOLD'n GRO liquid fertilizer development. In 2003 a small amount of laboratory testing was performed with the objective of developing technical knowledge of how to use the liquid photo-chemistry as a leaching agent for metal extraction. In 2004 this work will be expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes.

A more detailed discussion of the business of the Company contained in Item 1 of this report, based on the Company's two business segments described above, follows. Operating results of the two segments are discussed in Note 12 to the Consolidated Financial Statements.

PHOTOCHEMICAL FERTILIZER

1. Operations

The Company operates a commercial scale plant to receive used photochemical liquids, recover the silver and other metals, and convert the demetallized solutions to liquid GOLD'n GRO fertilizer products. Revenues are generated by photochemical management services, sale of photochemical concentrators, sale of silver, and sale of GOLD’n GRO liquid fertilizer products. A critical component of this integrated manufacturing system is to match, within a reasonable range, the incoming volume of photochemical liquids with the utilization of those liquids in fertilizer or other manufactured products. At the outset, regulatory constraints were imposed to limit the amount of photochemical materials that the Company could handle until a commercial fertilizer was perfected, or some other commercial use for the material was developed. Development of the GOLD’n GRO fertilizer is now complete and the Company is expanding the business.

Photochemical services operates as a regional business in northern Nevada, serving more than 200 customers in the northern Nevada market, with the dominant position in this market. A satellite service operation has been established in the San Francisco Bay Area which is a large market with at least three strong competitors. The Company is able to compete effectively based upon pricing and service quality.

Growth of silver output is driven by photochemical processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photochemical recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services are limited to categories of materials where the Company's proprietary technology can be used and that offer better profit margins than conventional precious metal refining.

In early 2003 the Company initiated a program to market the Itronics Metallurgical Photochemical Silver Concentrators to large consumer photography and medical x-ray facilities throughout the United States. This is a cost effective method for the Company to expand its photochemical supply for use in GOLD'n GRO fertilizer manufacturing. Photochemical silver concentrators will be a source of revenue growth in 2004 and future years as the company continues to expand nationally. Itronics' photochemical blending technology is designed to utilize the concentrate in fertilizer, after it is demetallized.

A 35,000 square foot manufacturing plant in Reno/Stead, Nevada was purchased in 1999. Construction of the liquid processing area was completed in early 2000, and a "shake-out" period in which small batches of photochemicals were processed and small batches of fertilizer were manufactured. By late 2000 the new facility had demonstrated the ability to "demetallize" the received photo liquids to required EPA levels, thereby proving the technical viability of the new technology on a commercial scale.

Spent photochemical liquid received from customers are logged and recorded, then tested for silver content and contaminants. The Company achieves high contaminant control standards by working proactively with its regular customers. Once testing is completed, the photographic solutions are processed.

Photochemicals presently being handled by the Company are:

   Ammonium thiosulfate concentrate

   Aqueous Ammonia

   Developer

   E1ectro-flake

   Film

   Fixer

   Sodium meta-bisulfite concentrate

   Stabilizer

   Steel wool/metallic ion exchange cartridges

   Scrap paper that accompanies film

The Company is evaluating the potential for use of acetic acid in fertilizer, and if this proves to be technically feasible, will begin to accept used acetic acid solutions as well.

2. New Developments

In March 2003 IMI renewed a definitive licensing, manufacturing, and distribution agreement with Western Farm Service (WFS), one of the largest liquid fertilizer bulk retailers in the western United States. The five year agreement, with optional five year renewal periods, grants WFS an exclusive license and right to manufacture and market IMI's GOLD'n GRO line of bulk liquid fertilizer products for the Turf & Ornamental and Specialty Agricultural markets in the states of Arizona, California, Hawaii, Idaho, Oregon, and Washington.

Implementation of the Company’s "Beneficial Use Photochemical and Water Recycling" technology is continuing with expansion of the number of branches within the licensed distributor network selling GOLD’n GRO fertilizer. The Company’s licensed distributor network is also continuing to generate orders for original chelated micronutrient and chelated multinutrient products.

The Company has been working with its licensed distributor network to identify market segments into which the GOLD'n GRO fertilizer products can be successfully sold. This process has identified three fundamental uses, or functions, of the GOLD’n GRO products, which are (1) replace existing products that do not fully satisfy existing needs, (2) develop new products which will satisfy presently unfulfilled needs, and (3) develop products that can be blended with existing proprietary products to improve their effectiveness. Replacement products are expected to have higher sales growth rates than products developed to fulfill the other two functions, defined as development products. The GOLD’n GRO Guardian product being developed as an animal repellant/fertilizer fits into the second category, and the GOLD’n GRO Base Liquid fits into the third category.

GOLD'n GRO 9-0-1+7% Zinc was developed to replace existing products as a direct result of this process, successfully introduced into the California market to replace a product that was not fully satisfying customer needs. This product has been primarily responsible for the Company’s sales growth over the last 27 months. This same process has led to the development of a second replacement product, a GOLD’n GRO chelated micronutrient which has now been approved for sale by the distributor network and is expected to have a growth rate similar to that of the GOLD’n GRO 9-0-1+7% Zinc.

During 2002 and 2003 the Company worked with its licensed distributor network to develop a GOLD'n GRO Base Liquid that could be used as a supplement in the distributor’s proprietary liquid fertilizer field blend programs, with the purpose of improving the effectiveness of those blends. This product was approved for sale by the distributor network during the second quarter of 2003 and is being carefully introduced into the market. The base liquid is being sold in truckload quantities and future usage is expected to be several times greater than the usage of the GOLD'n GRO Zinc products. The GOLD'n GRO Base Liquid is expected to eventually be used at the rate of 5 to 15 percent of the distributor's field blend mixes sold to their grower customers. This presents an opportunity for the Company to participate in the distributor's proprietary bulk liquid blend sales programs in a meaningful way. In the near term, the Company believes that the California market for this product alone is large enough to produce sales levels needed to become profitable within the next 12 to 24 months.

In June 2003 the Company began a cooperative effort with North American Deer Management Network, LLC to develop a single application fertilizer to be sold under the trademark GOLD’n GRO Guardian that also serves to repel animals such as deer and rabbits. Preliminary testing has been completed showing the products to be compatible, producing a positive growth response while at the same time repelling, but not harming, the unwanted animals. Holly Ridge Nursery & Landscape Company is managing the project and is currently funding a detailed effectiveness study being conducted by the University of Rhode Island that will cover one full growing season. Results of the study will be utilized to support product registration applications and to complete patent applications. Holly Ridge is also funding the commercial trials which are underway in various locations. The Company sold the first bulk quantity of its GOLD’n GRO 8-8-8+4% Sulfur to Holly Ridge in July 2003. This cooperative effort provides the Company with an introduction of its GOLD’n GRO line of fertilizer products into the northeastern U.S. and allows development of the GOLD’n GRO Guardian animal repellant/fertilizer market nationwide. In September 2003 The North American Deer Management Network, LLC completed field testing and approved GOLD’n GRO Guardian for use by its members.

The above describes a flexible approach to developing markets for the GOLD’n GRO fertilizers which will continue and may require plant modifications to accommodate the new products as their development is completed and they are cleared for sale. Using this flexible approach, the Company believes that it has now identified and established GOLD'n GRO bulk products that have large enough markets to provide the sales volumes needed to achieve profitability within the next 12 to 24 months.

The GOLD'n GRO fertilizer product line provides several products for the turf and ornamental markets, 3 products for the nursery and specialty agriculture markets, and 5 high quality chelated micronutrient products which can be used in all of the markets. The GOLD'n GRO chelated micronutrient and chelated multinutrient products are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets, generally sold in smaller quantities and at higher prices than NPK fertilizers (Nitrogen (N), Phosphate(P), and Potassium(K)), sold as single nutrient products in large tonnages at relatively low bulk commodity prices. The Company presently sells its commercial GOLD’n GRO products in 2.5 gallon, 55 gallon, and 250 gallon containers and partial or full truck load quantities of up to 4,800 gallons.

The Company is becoming a significant supplier of chelated micronutrient and chelated multinutrient specialty products for several reasons, one of which is that improved nutrient uptake is being demonstrated in large scale field applications of the GOLD'n GRO products when compared to applications that use established chelated micronutrient products. Improved crop nutrient uptake reduces nutrient costs and increases crop yields, generating a significant economic benefit for the grower customers. A second reason is that the photographic byproduct materials used as base components provide the chelates at a much lower cost compared to purchasing new "unused" chelates. A third reason is that the GOLD'n GRO liquid products are specifically designed for fertigation application in micro-sprinkler and drip irrigation, which is a growing application method and requires liquid fertilizer products with superior stability in irrigation water under widely varying conditions. These demonstrated advantages of the GOLD'N GRO liquid product line are provided by the Company's proprietary "Beneficial Use Photochemical, Silver and Water Recycling" technology.

Most of the GOLD’n GRO products are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO 9-0-1+7% Zinc is registered in Idaho. GOLD’n GRO 8-8-8+4% Sulphur is also registered in Rhode Island, Massachusetts, Connecticut, Delaware, New Jersey, Pennsylvania, and New York. GOLD'n GRO bulk product sales are now established in Arizona and California, with the majority of the sales being made in California. In April 2003 the first truckload sale of chelated micro-nutrient products was made to a peach grower in western Colorado. Implementation is underway to begin sales in Idaho, Oregon, and Washington. The Company is developing bulk customers in northern Nevada and has started discussions with potential distributors in selected states not covered by its licensed distributor network, including the northeastern states, Florida, and Texas.

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

The project to develop and sell a line of animal repellant/fertilizer products under the trademark GOLD’n GRO Guardian provides direct GOLD’n GRO product marketing and distribution for the northeastern states into the Landscape Construction and Maintenance, and the wholesale and retail Nursery and Greenhouse markets. The new GOLD’n GRO GUARDIAN product line presents the opportunity to develop products for the animal repellant market, an emerging national market in which product offerings are currently limited. Deer and other plant eating animals are becoming a major urban problem and are now doing tens of millions of dollars in damage to urban landscaping each year.

The Company is continuing to develop new sources of used photochemical liquids, although it presently has more than adequate volume of in-coming photoliquids to support current and near term GOLD'n GRO fertilizer sales growth. The Company has been developing Itronics Metallurgical Photochemical Silver Concentrator technology to reduce the cost of transporting the used photochemical liquids to the Reno manufacturing plant. The Company has also been identifying and qualifying non-photochemical sources of used chelates and has been identifying and qualifying non-photochemical waste streams that might be useable as substitute materials for virgin additive raw materials that the Company presently purchases.

GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates so that as GOLD'n GRO fertilizer sales continue to expand the Company can begin to use "non-photo" chelates. The Company has identified and qualified industrial waste streams that will allow it to replace certain virgin additive materials that it now purchases to make GOLD'n GRO fertilizers. Replacing the virgin additive materials with materials from secondary sources provides the Company with equivalent materials at lower cost. Some manufacturing process changes will be required to accommodate these changes, but this will be beneficial due to reductions in raw material costs and the improved cost stability that will be achieved.

Demand for the Company's photochemical services business continues to increase due to growth in the use of conventional and digital photography in the markets being serviced. The Company believes the supply of these used photochemical liquids is more than adequate to support continuing growth in fertilizer demand. Customer services are provided under renewable annual service agreements which must be negotiated in advance, and once established cannot readily be interrupted or cancelled, since the customers generate the liquids on an on-going basis, typically have limited on site storage, and must be provided continuous reliable service by the Company. Due to this characteristic, the Company must provide sufficient raw material storage capacity at its manufacturing facility to accommodate seasonal fluctuations in both raw material supply and in fertilizer sales, and the Company must establish and maintain a balance between used photochemical liquid supply and fertilizer sales.

A phenomenon that emerged during 2003 is the rapid growth in digital print photo finishing. The Company’s volume of used silver-bearing photoliquids increased 45% during the third quarter of 2003 and 66% in the fourth quarter of 2003 compared to the prior year third and fourth quarters. Much of this growth is attributable to increased consumer demand for long-life, high quality color photo prints from digital images. To accommodate this growing demand, internet digital processing companies, regional photo labs, and mini labs are installing equipment which prints digital images onto state of the art silver-halide photo paper, creating used silver-bearing photoliquids just like conventional photography.

Between 2001 and the present the Company developed an advanced design for a Photochemical Silver Concentrator that produces water pure enough to be used to make up new photo fixer chemicals, presenting the photoprocessor with the opportunity to reuse the water and thereby achieve 100 percent recycle of the used photochemical waste stream. The Photochemical Silver Concentrator also produces concentrates, which, after demetallization, are suitable for use in GOLD'n GRO fertilizer manufacturing.

In 2002 the Company delivered five of these Photochemical Silver Concentrators to the Department of Defense. Installation and testing at certain military bases is continuing under separate contract. Two additional Photochemical Silver Concentrators were delivered in the third quarter of 2003. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photochemical, Silver, and Water Recycling" services to all branches of the U.S. military and is being developed by the Department of Defense in consultation with the Federal EPA.

During the first quarter of 2003 a services agreement was signed with the NASA Johnson Space Center in Texas which already has an installed photochemical silver concentrating system. The Company is actively marketing its "Beneficial Use Photochemical, Silver, and Water Recycling" service to other U.S. government agencies and private sector companies which already have installed photochemical silver concentrating systems, so that as new raw materials are needed, customers can be added quickly.

The Company's sales of 5 ounce "Silver Nevada Miner" bars through the Itronics "e-store" are continuing, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver will expand, but will continue to fluctuate until GOLD'n GRO sales reach larger volumes.

During 2003, the Company completed a key phase of the research project to produce formulated glass products from the glass slags produced by silver refining at the Stead, Nevada recycling facility. The research has identified three product categories: (1) a glass ceramic mixture that can be used to produce tile and other shapes suitable for glazing and commercial use; (2) glass formulations that can be used as "lead free" low and intermediate temperature glazes for decorative tile and the craft pottery trade; and (3) specialty boro-silicate glass formulations. The next phase of the research will focus on production of small quantities of products for evaluation and market studies and is expected to be completed over the next two to three years.

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

In 2002 the Company completed the construction of a bulk liquid fertilizer tank truck load out facility which was expected to handle anticipated growth in demand for the chelated micronutrient zinc product during the next two years. With the introduction of additional bulk products, additional load out facilities are needed, at a capital cost estimate of $300,000.

Ongoing changes in the manufacturing process, arising as a result of specific sales opportunities such as the chelated zinc fertilizer products, require installation of a heat exchange system that was expected to be operational in the first quarter of 2003, but which was delayed due to lack of funding. The capital cost is budgeted at $200,000. This project is now planned for completion during the second quarter of 2004.

3. Markets and Competition

I. Photochemical Recycling and Silver Refining

Estimates are that there are more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off- set printers, photographic developers, lithographers, photographers, micro-filming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). The Company estimates the total annual market for recycling this category of waste to be in the range of $400 to $500 million.

Nationally, more than 80 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal. The Silver Institute indicates that silver usage in photography is increasing, and will continue to do so over the next several years.

The photowaste management industry is not systematically organized, but is fragmented with many small operators and some large waste haulers. The small operators typically specialize in one or more types of photowaste, but usually prefer film. The large waste haulers pick up all categories of waste, and may also handle film and paper. Photowaste management as a singular business is not yet organized by any large company in the United States. This is a niche that the Company seeks to fill.

Silver recovery from black and white and x-ray chemistry is an established industry. Silver recovery is typically accomplished at a user's site by specialized recovery equipment, normally installed and maintained by way of a service agreement with the vendor or vendor representative. The service of silver recovery is particularly entrenched in the medical field where the service business supplies a silver recovery unit and also picks up film waste for sale to a waste film processor. Black and white and x-ray chemistry is typically monometallic with silver being the main EP-Toxic metal. The recovery units are at best 95% efficient in routine operation, so significant amounts of silver are discharged into the environment. This compares to the Company's technology which routinely recovers 99.975% of the silver content.

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

Waste film processing is an established competitive industry, highly segmented and characterized by many small processors, most of which are located in the eastern part of the United States. The number of processors in the West Coast is limited, believed to be one in California, one in Washington State and one in Utah. Some waste film is exported to Korea, Japan and China. Eastman Kodak is now the largest and dominant waste film processor in the eastern U.S. and may be the largest silver recycler in the United States. Kodak purchases scrap film from its large film processing customers.

The Company is aware of digital imaging and its impact on usage of conventional photography. The impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past ten years. Several years of experience with digital imaging has demonstrated that there is significant degradation of the quality of digital images, often in three or four years, requiring copying onto new disks, which is time consuming and costly. Consequently, microfiche is making a comeback. The new digital cameras are getting wider usage. In 2001 it became clear that contrary to popular belief, digital photography is creating a new source of photowastes from internet companies that combine digital imaging services with the ability to print high quality photographs for their customers. The Company has had one such customer since 2001, where photochemical volume has been increasing dramatically on a monthly basis. This rapid growth is expected to continue in 2004. Digital methods are being adopted in the medical industry, and although the medical sector is relatively high growth with the aging U.S. population, digital imaging has had the effect of slowing the growth of waste photo liquids being generated.

A larger impact on photo waste generation has been the pressure for companies to reduce the amount of waste generated at the operating sites. In photography, water was used in copious quantities for film rinsing and large quantities of low chemical content waste liquids were generated. With the tightening of regulation of discharge of contaminated waters the equipment manufacturers have focused on reducing water usage. This attention to reduction of waste water has contributed to a reduction in the quantities of waste liquids being generated. It is expected that efficiency of use and associated waste reduction will continue, driven by increasing waste disposal costs.

The photochemical concentrators now being sold by the Company will further reduce water usage in the photographic industry. When the photochemical concentrator is used all the recovered water can be re-used. The concentrated liquid chemical product is purchased by the Company so photographic waste generation at the user site is completely eliminated. This technology represents an end point for the elimination of water waste in the photographic industry, and is expected to gain wider acceptance as the industry recognizes the benefits inherent in the technology when combined with the Company's service capabilities.

The Company believes that it has the following competitive advantages:

* Leading position in developing "total" photochemical recycling technology and waste   management procedures.

* Proprietary solution conditioning process and equipment.

* Proprietary low cost silver refining process using wet chemistry (hydrometallurgy) to quantitatively separate silver from photochemical materials.

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

* Line of proprietary environmentally friendly chelated liquid fertilizer products that are formulated using the "heavy-metal-free" photoliquids.

Environmental restrictions on disposal of chemicals are continuing to tighten throughout the United States with the result that now the rate of growth for the photochemical recycling business is dependent upon the rate and vigor of fertilizer sales growth.

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

The Company estimates that on a commercial scale, the combined revenue of photochemical services, silver and fertilizer will approach $10.00 per un-concentrated gallon of photochemicals received. Consequently, the potential market for these products and services is in the $1 billion range.

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

4. Seasonality and Working Capital

In analyzing the market and industry competitors, it is apparent that two factors significantly impact the Company's ability to penetrate these markets in a meaningful way. First, the seasonal aspect of photochemical and fertilizer sales, which directly results in the second factor, the need for a much higher level of working capital when compared to other industries. Based on experience, the Company's photochemical hauling volume starts each year at comparatively low levels in the first quarter, steadily increases during the second quarter peaking in June or July, declining during the third quarter, and reaching levels similar to that of the first quarter by year end. Consequently, revenues from both photochemical liquid services and silver sales are significantly reduced during six months of each year. To mitigate the seasonal effect on this segment of operations, the Company is focusing its marketing efforts on larger volume customers in the medical, military, printing and industrial photo fields. The acquisition of photochemical concentrate supplies from photochemical concentrator customers is expected to moderate this seasonal factor.

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

5. Research, Development, and Technology

The photochemical fertilizer (the American Hydromet Project) segment is now operating commercially, but prior to 2002 was primarily involved in research and development, with the objective of developing integrated technology that can be used to recycle photochemical materials, that recovers all of the silver and all other toxic metals from those materials, and which utilizes "heavy-metal-free" liquid photochemicals in a chelated liquid multi-nutrient fertilizer product line for turf, ornamentals, and specialty agricultural applications. The status of development of the three integrated components is more fully described below:

The technology was developed in a semi-works plant in Reno. Development of the integrated technology is a technical innovation with global potential. There are three separate but integrated functions for handling the spent photoliquids. The first is the photoliquid demetallization and conditioning process. This process is used to demetallize and recondition the metal-bearing photofixers and photodevelopers that are picked up from photousing businesses. This portion of the process is very efficient, recovering over 99.998% of all the contained toxic metals, and a very large percentage of contained iron. There are three products from this part of the operation: (1) a metal-bearing sludge, (2) distilled water, and (3) a concentrated base liquid for fertilizer manufacturing.

The metal-bearing sludge is dried and passed to the refining operation for separation of the contained silver. More than 98.5% of the silver contained in the sludge is recovered for sale. The refining was developed specifically to handle the sludges from the liquid demetallization and conditioning process. As such, the other heavy metals and iron contained in the sludge end up in a glass byproduct and are rendered completely inert. The Company has formulated the glass so that with minor additions of other compounds, it can be converted into usable products, such as wall and floor tile. The Company is now developing a tile product.

The reconditioned photoliquids are used as a component of fertilizers which are chelated liquid multi-nutrient NPK (Nitrogen–Phosphorous-Potassium) products containing micronutrients that produce excellent results in application. Development of the fertilizer took more than 12 years and involved a number of stages of development. Important steps were: (1) patent and applications literature research to determine if similar materials were being used in fertilizer products, (2) initial plot testing, and chemical analysis of "run of plant liquid" to determine the response of turf and different plants to the non-supplemented liquid, (3) an extended period of mix testing and then large-scale field testing of the mixes to determine suitability for use on turf, (4) development of manufacturing procedures for the chosen mix, and (5) large scale field testing by different types of users to determine acceptability and to identify problems prior to implementing a commercial manufacturing and marketing program. A problem inherent in fertilizer product development is the seasonal nature of the business. Each series of plot tests requires essentially one year because of the seasonal nature of plant growth. This lengthy product development cycle will continue to apply to new fertilizer products and means that one to three years are required to create and introduce a new fertilizer product.

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

Field test results using GOLD’n GRO products have been published for Alfalfa, Fresh Plums, Oranges, Sweet Corn, and Watermelons. The field test results and crop value statistics are summarized in the following table. On a national basis, the GOLD’n GRO products appear to have the potential to add tens of millions of dollars in increased value and output for the indicated crops:

Crop	Crop Increase	Return on GOLD’n GRO Fertilizer Cost to Grower	Gross Value of the Crop Per Acre	Total USA Crop Acres

Alfalfa	+33%	3 times	$ 351	23,000,000

Fresh Plums	Larger, Earlier	15 times	$2,500	140,000

Sweet Corn	+11.5%	30 times	$1,788	222,800

Oranges	+40%	3 times	$2,300	842,000

Watermelon	+10.4%	160 times	$1,670	184,600

A 3 year field trial on Valencia orange trees being carried out with oversight from a major university in southern California is continuing and it appears that the 35 year old trees are responding positively to the fertilization. Two year cumulative results have been analyzed and positive significant results are being obtained. Both output per tree and quality have been increased. This trial was continued through 2003 and will be completed in 2004.

During 2003 the Company continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. Four waste streams are currently being considered for future recycling. One of these is a high silver content waste stream.

The Company has concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials.

6. Environment and Regulation

I. Liability

All chemistry has a "cradle to grave" regulatory life span. This term means under Federal law, the prime generator has the ultimate liability for all generated waste as long as it exists. For example, conventional services, through storing and hauling, relocate the waste to a legal landfill or dispose it to sewer. Liability then remains for the cost of cleanup if the landfill has to be reclaimed or the contamination of groundwater develops.

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

III. Permits and Inspections

To the best of the Company's knowledge, it has obtained permits from all governmental agencies having jurisdiction over it, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. The Company is not required to obtain federal permits, but is required to have, and has obtained, local permits for its photochemical recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that the Company may construct. The Company's recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, the Company's operations are subject to the Safe Drinking

Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to employees of the Company.

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

- Ore reserve development.

2. Operations

The Mining Technical Services segment accounted for 26% of the Company's 2003 consolidated revenue. Three major clients produced 98% of this revenue. At present one of these clients has one ongoing project, involving project management of a Nevada mine property, including sampling, mapping and data compilation and property acquisition services. The purpose of these services is to acquire and organize the land and information necessary to prepare the property for presentation to major mining companies for potential investment for exploration and development activities. This client has decided to accelerate the process of locating a buyer for the property. Consequently, the level of work done by WWI is expected to be reduced in future years.

The second client is a junior mining company with three mineral properties in Nevada. WWI is providing technical assistance in moving these properties into the development and operating stages. WWI is also providing administrative support.

The primary source of new business for the Mining Technical Services segment is the reputation of WWI and its key employees. In addition, WWI expands its network of contacts by attending various mining association conventions.

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

First, in January 1999 WWI initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as the Company’s proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. Second, in March 1999 WWI signed a consulting agreement with Golden Phoenix Minerals, Inc. (GPXM). Under the agreement, WWI will provide management, merger and property acquisition, and technical services to GPXM. WWI’s workload for GPXM and other companies is expected to expand in 2004.

NEW DEVELOPMENTS – OTHER

In October 2003 the Company’s common stock was listed and began trading in the Frankfurt, Germany Stock Exchange under the symbol ITG and in mid-March 2004 the Company’s common stock was listed for trading under the symbol ITG on the Berlin, Germany Stock Exchange.

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

II. EQUIPMENT.

The equipment being used in the recycling process is proprietary information. However, the plant for processing liquid photochemicals is a fairly typical chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration.

The refining operation consists of a material handling section, solids roasting, and a melting section. The equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces.

The new facility is now capable of processing up to 100,000 un-concentrated gallons of used photochemicals per month and to manufacture up to 200,000 gallons per month of liquid fertilizer. Refinery capacity is being expanded to produce up to 50,000 ounces of silver per month.

ITEM 3. LEGAL PROCEEDINGS.

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004.

During the period of September 2002 through September 2003 a total of ten lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and other costs. Four of these suits, seeking a total of $252,688 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $178,231. Monthly payments on the settlements total $10,033 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payment arrangement has been agreed to on two additional suits and stipulated judgments have been signed. The two payment arrangements call for the delinquent payments to be added onto the end of the leases, with regular monthly payments at the original terms beginning in August 2003. Of the remaining unsettled suits, three have received judgments and are being actively negotiated. No further action has occurred on the fourth unsettled suit.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233, which was paid prior to September 30, 2003 and two of the liens were released. Payment of the remaining $23,475 was made subsequent to December 31, 2003 and the remaining lien has been released.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and has made partial payments. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. Final payment of $1,235 is expected to be made in April 2004.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a). Market Information. The Company’s securities are traded on the over-the-counter market under the symbol ITRO.OB, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board. In 2003 the Company’s stock began trading on the Frankfurt, Germany Stock Exchange under the symbol ITG. In March 2004 the Company’s stock began trading on the Berlin Bremen Stock Exchange (Germany) under the symbol ITG.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2002, 2003, and through February 29, 2004.

	High Bid	Low Bid
3/31/02	$0.57	$0.11
6/30/02	$0.39	$0.21
9/30/02	$0.26	$0.16
12/31/02	$0.15	$0.08
3/31/03	$0.16	$0.09
6/30/03	$0.14	$0.08
9/30/03	$0.23	$0.11
12/31/03	$0.17	$0.11
2/29/04	$0.22	$0.14

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On December 31, 2003 the number of record holders of the Common Shares was approximately 1,000.

(c) Dividends.

The Company has paid no dividends.

Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the fourth quarter of 2003. These securities were issued as restricted common shares which are subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than

10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
Transaction Description	Issued	Received
Private placement of restricted stock for cash	1,293,750	$103,500
Exercise of warrants for cash	1,072,188	85,775
Conversion of notes payable and accrued interest	1,023,511	130,145
Employee salaries	1,215,000	121,500
Interest on employee salary in arrears	186,972	26,274
Director fees	2,500	425
	4,793,921	$467,619

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

The Company reported consolidated revenues of $1,268,787 for the year ended December 31, 2003, compared to $1,285,685 for the prior year, a nominal decrease. Revenues for the Photochemical Fertilizer segment decreased nominally by $1,700. Revenues from the Mining Technical Services segment declined $15,200, or 4%. The consolidated net loss for 2003 was $2,752,291 or $0.026 per share compared to a 2002 loss of $3,290,562 or $0.039 per share. The primary reasons for the decreased loss are reduced cost of sales and operating expenses combined with an increase in gain on sale of investments.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

	Year Ended December 31,
	2003	2002
Sales revenue	$ 936,913	$ 938,653
Gross profit (loss)	(182,918)	(251,794)
Operating income (loss)	(1,834,621)	(2,251,024)
Net income (loss) before taxes	(2,849,442)	(3,109,931)

Revenues for the Photochemical Fertilizer segment totaled $936,900 in 2003, compared to $938,700 in 2002, a nominal decrease. Fertilizer sales were $554,300 and $502,300 for 2003 and 2002, respectively, an increase of 10%. The fertilizer sales increase is attributable to bulk sales of the GOLD’n GRO Zinc micro-nutrient product that was introduced in the third quarter of 2001.

Photochemical recycling revenue increased 6% from 2002. The recycling services portion increased 9% on an increased volume of 30%. Revenue did not increase at a comparable rate as volume due to the current year growth in volume from one major customer with a centralized location for picking up photowaste materials. In 2002, the Company serviced one significant customer with multiple locations. A separate fee is charged to the customer for each pickup from each location. Consequently, revenue can decline even though volume is increased. The reduced revenue has been more than offset by reduced labor and transportation costs required to service multiple locations. Silver sales decreased $71,800 from 2002, a decrease of 56%. The decrease is attributable to the prior year processing of raw photographic wastes in order to build up an inventory of base liquids used in GOLD’n GRO liquid fertilizer manufacturing. The base liquid inventory has filled the plant’s available storage capacity, resulting in a current period decrease in processing raw materials and a resultant decrease in silver sales.

Combined cost of sales and operating expenses for the segment amounted to $2,771,500 in 2003, compared to $3,189,700 in 2002, a 13% decrease. Cost of sales decreased approximately $70,600 due primarily to a $61,700 decrease in payroll and related costs. Operating costs decreased by $347,500 due primarily to reductions of $266,600 in sales and marketing and $153,100 in general and administrative costs. These reductions were partially offset by an increase in depreciation and amortization of $69,200. Sales and marketing decreased due to a combination of reduced corporate marketing and a reduced common stock price used to calculate the cost of marketing services paid with stock.

These changes in revenues and operating expenses resulted in a segment operating loss of $1,834,600 in 2003, compared to $2,251,000 in 2002, an improvement of $416,400 or 18%.

Other income (expense) increased to a net expense of $1,014,800 for 2003, compared to a net expense of $858,900 in 2002. The other expenses increased due to a $110,500 increase in interest expense related to the increase in interest rate from 9% to 12% on the 2000 Series Convertible Promissory Notes and to an increase of $45,400 in other expenses related to the Company’s purchase of minority interests in American Gold & Silver Ltd. that are required under U.S. Generally Accepted Accounting Principles to be expensed when there is no carrying value of the total minority interests.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,849,400 for 2003, compared to a net loss of $3,109,900 for 2002, an improvement of $260,500 or 8%.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2003	2002
Sales revenue	$ 331,874	$ 347,032
Gross profit (loss)	23,065	31,842
Operating income (Loss)	(359,324)	(338,483)
Net income (loss) before taxes	97,151	(180,631)

Mining technical services revenue totaled $331,900 for 2003 compared to $347,000 for 2002, a decrease of 4%. Included in these revenue figures are pass-through expenses of $118,700 and $117,700 for 2003 and 2002, respectively. Excluding these amounts, revenues amounted to $213,100 and $229,300 for 2003 and 2002, respectively, a decrease of 7%. The revenue decrease reflects the decision by one of the Company’s primary clients to focus on selling, rather than developing, its Nevada mining property. Services to the client are limited primarily to locating a buyer for the property. In prior years, the Company actively managed the property for the purpose of accumulating the information necessary to present the property to major mining companies. Such work is now substantially complete. The Company’s plans to expand the technical services segment are more fully discussed on page 24 of this report.

Combined cost of sales and operating expenses totaled $691,200 for 2003 compared to $685,500 for 2002, a nominal increase. Included in these operating expense figures are pass-through expenses of $118,700 and $117,700 for 2003 and 2002, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $572,500 and $567,800 for 2003 and 2002, respectively, a nominal increase.

The above changes in revenues and operating expenses resulted in a segment operating loss of $359,300 for 2003, compared to $338,500 for 2002, an increased operating loss of $20,800 or 6%.

Other income (expense) increased to a net other income of $456,500 for 2003, compared to a net other income of $157,900 in 2002, an improvement of $298,600. The improvement is due to increased gain on sale of GPXM stock during the year.

The changes in operating loss and other income resulted in a segment net income before taxes of $97,200 for 2003, compared to a net loss of $180,600 for 2002, an improvement of $277,800.

SUMMARY

On a consolidated basis, the various changes in revenues, operating expenses, and other income and expenses resulted in a gross loss of $159,900 for 2003 compared to $220,000 for 2002, an improvement of $60,100 or 27%, an operating loss of $2,193,900 for 2003 compared to $2,589,500 for 2002, an improvement of $395,600 or 15%, and a net loss of $2,752,300 for 2003 compared to $3,290,600 for 2002, an improvement of $538,300 or 16%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $34,500 as of December 31, 2003 compared to $57,200 as of December 31, 2002. Net cash used by operations was $1,626,500 in 2003 compared to $1,439,100 in 2002. Operating resources utilized to finance the 2003 loss of $2,752,300 include approximately $864,600 in expenses paid with the Company's common stock. Cash amounting to approximately $47,800 was invested in property and equipment in 2003, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock provided $786,400 in cash from investing activities. Financing sources of cash in 2003 were $703,500 in proceeds from the private placement of restricted common stock, $185,800 from the exercise of warrants, and $119,600 from the Swartz agreement.

Total assets decreased from $4,814,800 at December 31, 2002 to $4,440,500 at December 31, 2003. Current assets increased $6,400, net property and equipment decreased $219,300, and other assets decreased $161,400. The primary changes in current assets were a decrease in marketable securities of $70,700, due to the sale of GPXM stock, and an increase of $88,400 in inventory due primarily to the build-up of unprocessed silver in photowaste solutions. The Company is actively selling its GPXM shares to assist with its working capital needs. The Company’s investment in GPXM stock decreased by $370,800 to a total value of $333,200 at December 31, 2003, all of which is classified in current assets.

Total liabilities decreased from $9,402,700 at December 31, 2002 to $8,142,200 at December 31, 2003, a decrease of $1,260,500. Of this amount, current liabilities decreased $2,159,000 and long-term liabilities increased $898,500. The overall decrease in liabilities is due primarily to the conversion of $1,420,500 in convertible promissory notes and accrued interest into restricted common stock. Current liabilities decreased primarily due to a net reduction in convertible promissory notes of $1,688,600. Current liabilities also decreased due to reductions in accounts payable of $92,800, accrued management salaries of $123,100, accrued expenses of $86,900, and current maturities of long term debt, excluding convertible promissory notes and related accrued interest, of $219,200. These reductions were partially offset by an increase in accrued interest of $49,100.

III. Working Capital/Liquidity

During the year ended December 31, 2003, the working capital deficit was reduced by $2,165,300 to a deficit balance of $3,610,900. $1,688,600 of the improved working capital is due to a net reduction in convertible notes payable and accrued interest due to a combination of extending the 2000 Series Convertible Promissory Notes and to the conversion of later series convertible promissory notes into restricted common stock. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2003 and prior years did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. The Swartz agreement expired on February 27, 2004. During the years ended December 31, 2003 and 2002, $119,600 and $339,900, respectively, were received under the Swartz agreement. Since the Swartz equity funding has not been sufficient to meet the Company’s ongoing working capital needs, a private placement of stock with attached three year warrants was begun in the fourth quarter of 2002. The initial offering price was $0.08 per share and the attached three year warrant for an equal number of shares is exercisable at prices of $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year. $703,500 was raised from this private placement during 2003. In addition, the Company sold GPXM shares during the year ended December 31, 2003, raising a total of $786,400 and $185,800 was received from the exercise of warrants. Subsequent to December 31, 2003 the Company has received $278,000 from the private placement, $73,500 from the exercise of warrants, and $95,300 from the sale of GPXM stock.

IV. Critical Accounting Estimates and Off-Balance Sheet Arrangements

The Company does not have any critical accounting estimates or assumptions that are so subjective or uncertain as to materially affect the Company’s financial condition or results of operations. The Company also has no off balance sheet arrangements that are not otherwise disclosed in this report.

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

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 2003 the registrant accepted the resignation of its prior accountant, Kafoury, Armstrong & Co., as the certifying accountant had not registered with the Public Company Accounting Oversight Board (PCAOB) and was discontinuing its SEC practice.

For each of the past two years the certifying accountant’s report on the registrant’s financial statements was modified as to an uncertainty. The uncertainty in each of the two years was a substantial doubt about the registrant’s ability to continue as a going concern.

The registrant’s Board of Directors has approved the change in certifying accountants.

During the registrant’s most recent two fiscal years and subsequent interim periods there have been no disagreements between the registrant and its certifying accountant regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

During the registrant’s most recent two fiscal years and subsequent interim periods the registrant’s certifying accountant has not advised the registrant of any of the matters identified in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On November 7, 2003 the Cacciamatta Accountancy Corporation of Irvine, California was appointed as the registrant’s new certifying accountant. During the two most recent fiscal years, Itronics has not consulted Cacciamatta with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Itronics financial statements; or (b) any matter that was either subject of a disagreement (as defined in paragraph 304(a)(1)(iv) or a reportable event (as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K).

To the Company's and its management's knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

ITEM 8A CONTROLS AND PROCEDURES

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the year ending December 31, 2003 and have evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended December 31, 2003.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. I. Directors and Executive Officers - Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/03	Position	Position Held Since

Dr. John W. Whitney	57	President/Treasurer	May 1988
		Director
Paul H. Durckel	86	Director	September 1995
Alan C. Lewin	58	Director	September 1997
Gregory S. Skinner	49	Secretary	December 1990
Duane H. Rasmussen	73	Vice President;	November 1997
		Vice President and	May 1994
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

Alan C. Lewin:

Mr. Lewin has served as a Director since September 1997. He had previously served as a Director from September 1995 through June 1996.He received a B.A. in Psychology from San Diego State University in 1967. He has extensive operations management experience, primarily in the x-ray film processing chemical industry. His positions include Founder, President and Chief Executive Officer of Guardian X-Ray Equipment Service, Inc. from 1976 to 1992, General Manager of Douglas Roesch Communications, Inc. from 1992 to 1994, Technical Sales Representative of Commerce Chemical Company from 1994 to 1996, Vice President of Commodity Resource & Environmental, Inc. from August 1996 to July 1997, and Vice President of Merry X-Ray in Los Angeles, California since November 1997.

Gregory S. Skinner, Esq.

Mr. Skinner has served as secretary and general counsel of the Company and its subsidiaries since December 1990. He obtained his B.A. degree in Economics from the University of California at Berkeley in 1976. He obtained his J.D. degree from Hastings College of the Law, University of California at San Francisco in 1979. He is licensed to practice law in the states of California and Nevada. He retired from the practice of law on January 1, 2003 and is "of counsel" to the law office of Watson & Rounds, a Professional Corporation (WR). Prior to December 31, 2002 he was a shareholder in Skinner, Watson & Rounds, which had offices located in Reno, Las Vegas, and Incline Village, Nevada. Prior to becoming Secretary of Itronics Inc., Mr. Skinner has provided legal services and advice to Whitney & Whitney, Inc. since 1980.

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

B. AUDIT COMMITTEE

At present the Company does not have an audit committee and consequently the entire Board serves as the audit committee. The Board presently consists of three members, two of whom are independent. The Company has interviewed several qualified individuals for the position of Audit Committee Financial Expert on the Board of Directors. All have declined to serve, with the primary reason being personal liability issues, especially the perceived view that being the "financial expert" increases the individual’s personal exposure over that of being a regular Board member.

C. CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics (Code) that is applicable to the Company’s directors, principal executive and financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code is included in this report as Exhibit 14. A copy of the Code may be obtained by anyone, without charge, by requesting a copy either by telephoning (775) 689-7696 and asking for investor relations or by e-mailing the Company at www:itronics.com. If requesting by e-mail, please indicate a preference of a reply by e-mail or by physical mail.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2002 exceeded $100,000:

				Long Term
				Compensation
Name and				Securities
Principal	Calendar	Annual Compensation		Underlying
Position	Year	Salary	Bonus	Options (#)
Dr. John W. Whitney:	2003	$126,375	$-0-	-0-
President, Treasurer	2002	$127,350	$-0-	3,250,000
and Director (1) (2)	2001	$127,001	$-0-	-0-

Duane H. Rasmussen	2003	$132,000	$-0-	-0-
Vice President, VP	2002	$132,000	$-0-	-0-
and General Manager	2001	$132,000	$-0-	-0-
IMI (3)

(1) The 2003, 2002 and 2001 salary amounts include $125,000, $125,000 and $70,000, respectively, that was not paid currently. In 2003 Dr. Whitney converted $260,000 of these amounts into the then existing private placement at $0.08 per share for a total of 3,250,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

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

(2) The salary amounts listed above include $1,375, $2,350, and $2,001 for 2003, 2002, and 2001, respectively, that represent compensation paid in common stock for service as a       director of the Company. The compensation plan for all directors was 2,500 shares per       quarter for 2003 and previous years.

(3) The 2003, 2002, and 2001 salary amounts include $77,000, $132,000 and $52,500, respectively, that was not paid currently. In 2003 Mr. Rasmussen converted $170,000 of these amounts into the then existing private placement at $0.08 per share for a total of 2,125,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

Option Grants in Last Fiscal Year:

	Number of	% of Total
	Securities	Options to
	Underlying	Employees	Exercise
	Options	in Fiscal	or Base	Expiration
Name	Granted	Year	Price	Date
None (1)

(1) Dr. Whitney acquired a total of 4,750,461 three year warrants by investing $260,000 in back salary, $108,000 in cash, and $12,037 in notes payable and accrued interest in the existing private placements. Mr. Rasmussen acquired 2,125,000 three year warrants by investing $170,000 of his back salary in the existing private placement. All transactions were under the same terms and conditions as for other investors in current private placements and consequently the warrants are treated as non-compensatory.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

Values

Options Exercised:

	Shares Acquired on
Name	Exercise (#)	Value Realized
Dr. John W. Whitney
Non-compensatory (1)	1,365,938	$ -0-

(1) Dr. Whitney exercised a non-compensatory warrant that he received in 2002 in exchange for assigning his options to acquire GPXM stock. The warrant was exercised for cash totaling $109,275. Since the warrant was non-compensatory, no realized value is listed above.

Options Unexercised:
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/03		At 12/31/03
Name	Exercisable	Unexerciseable	Exercisable	Unexerciseable
Dr. John W. Whitney
Compensatory	4,250,000	-0-	$ -0- (1)	$ -0-
Non-compensatory	4,750,461	-0-	$ -0- (1)	$ -0-
Duane H. Rasmussen
Non-compensatory	2,125,000	-0-	$ -0- (2)	$ -0-

(1)If value realized was based on the average of the closing bid and ask prices on December 31, 2003, the value realized would have been $-0- for the compensatory options and $320,656 for the non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer and a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

(2)If value realized was based on the average of the closing bid and ask prices on December 31, 2003, the value realized would have been $143,438 for the non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer of the Company, Mr. Rasmussen is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	4,409,591	$0.29	169,000
Total	4,409,591	$0.29	169,000

b) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of February 29, 2004, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)(3)(4)	21,213,487	9,000,461	30,213,948	21.0

(1) Director

(2) Officer

(3) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, and 250,000 shares at $0.20 per share. Dr. Whitney also has non-compensatory three year warrants for 4,750,461 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He received these warrants by investing $260,000 in back salary, $108,000 in cash, and $12,037 in notes payable and accrued interest in the existing private placement.

c) Security Ownership of Management.

The following table sets forth as of February 29, 2004, certain information, with respect to director and executive officer ownership of common stock in the Company:

	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)
Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)(5)	21,213,487	9,000,461	30,213,948	21.0

Paul H. Durckel
1655 Highway 395
Minden, NV 89423 (3)	451,900	247,077	698,977.5

Alan C. Lewin
P.O. Box 10725
Reno, NV 89510 (3)	270,000	-0-	270,000.2

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	3,614,221	2,125,000	5,739,221	4.2

All directors and
executive officers as
a group (5 persons)	26,201,927	11,372,538	37,574,465	25.7

(1) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, and 250,000 shares at $0.20 per share. Dr. Whitney also has non-compensatory three year warrants for 4,750,461 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He received these warrants by investing $260,000 in back salary, $108,000 in cash, and $12,037 in notes payable and accrued interest in the existing private placement.

Mr. Durckel’s options include 46,177 shares at $0.15 related to his investment in the 2001 Convertible Promissory Notes and 200,900 warrants related to his investment in the 2002 and 2003 Equity Private Placements, which are convertible at $0.08, $0.16, and $0.24 per share for the first through third years of the option period.

Mr. Rasmussen has a three year non-compensatory warrant to acquire 2,125,000 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He acquired this warrant by investing $170,000 of his back salary in the existing private placement.

(2) The percent of class is based on the sum of 134,924,352 shares outstanding or to be issued as of February 29, 2004 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of February 29, 2004.

(3) Director

(4) Officer

(5) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (GPXM), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and WWI receives a combination of GPXM common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM. Any unexercised options under this arrangement can be assigned to WWI. Dr.'s Whitney and Cavell are principals in a group that controls the mining claims underlying one of GPXM's principal exploration and development properties. At December 31, 2003 WWI owned 736,442 restricted GPXM shares. At December 31, 2002 WWI owned 3,061,212 restricted GPXM shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total revenue from GPXM for 2003 and 2002 was $146,893 and $191,672, respectively. A total of $13,707 and $37,822 is included in accounts receivable at December 31, 2003 and 2002, respectively. At December 31, 2003, the average bid/asked price for GPXM common was $0.453, resulting in a value of shares held on that date of $333,240. Included in the GPXM shares held at December 31, 2003 and 2002 are 300,000 and 1,050,000 restricted common shares, respectively, that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from GPXM. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of GPXM, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept GPXM restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these GPXM shares was $214,275 and the market value at December 31, 2002 was $241,500. The 300,000 shares held at December 31, 2003 were valued at $135,750 and have a cost of $70,650.

During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of GPXM stock at a value of $105,000 The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. In 2002, WWI repaid 416,463 of the GPXM shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. During 2003 the remaining balance of the loan and accrued interest was paid by a combination of 87,283 GPXM shares, 250,000 shares of other securities, and 150,461 Company restricted common shares. The portion of the loan paid in Company shares was converted into the $0.08 per share Private Placement under the same terms and conditions as other investors, including an equal number of three year warrants. WWI realized a net gain of $19,369 on the transaction.

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

I. Index of Financial Statements and Exhibits

1. Index of Financial Statements:	Page No.
INDEPENDENT AUDITOR’S REPORT ON THE FINANCIAL STATEMENTS
2003	42
2002	43
Consolidated Balance Sheets as of December 31, 2003 and 2002.	44
Consolidated Statements of Operations and Comprehensive
Income for the Years ended December 31, 2003 and 2002.	46
Consolidated Statements of Stockholders' Equity (Deficit)
for the Years ended December 31, 2003 and 2002.	47
Consolidated Statements of Cash Flows for the Years ended
December 31, 2003 and 2002.	48
Notes to Consolidated Financial Statements.	50

2. Index of Exhibits:
14 Code of Business Conduct and Ethics	75
21 List of significant subsidiaries	76
31 Rule 15d-14(a) Certification	77
32 Section 1350 Certification	78

II. Reports on Form 8-K.

A Form 8-K was filed in the fourth quarter of 2003, with a report date of November 7, 2003. The 8-K was filed to report a change in the Registrant’s certifying accountant.

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

CACCIAMATTA ACCOUNTANCY CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheet of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2003, the Company has an accumulated deficit of $20,105,000 a negative working capital of $3,611,000, and a stockholders’ deficit balance of $3,702,000. The Company’s ability to continue as a going concern is contingent upon (a) future profitable operations and (b) the ability to generate sufficient cash to meet obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding this matter are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /S/ Cacciamatta Accountancy Corporation

Irvine, California

March 20, 2004

KAFOURY, ARMSTRONG & CO.

A PROFESSIONAL CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheet of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

                                         /S/ Kafoury, Armstrong & Co.

Reno, Nevada

April 8, 2003

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
CURRENT ASSETS
Cash	$ 34,499	$ 57,201
Accounts receivable, less allowance for
doubtful accounts, 2003, $5,700;
2002, $5,700	96,384	88,239
Marketable securities, available for sale	413,240	483,983
Inventories	425,525	337,153
Prepaid expenses	53,073	44,331
Current portion of deferred loan fees	40,773	46,225
Total Current Assets	1,063,494	1,057,132

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	102,203	86,884
Equipment and furniture	1,861,917	1,797,926
Vehicles	133,028	133,028
Equipment under capital lease	1,076,687	1,077,152
	4,556,150	4,477,305
Less: Accumulated depreciation and amortization	1,383,307	1,085,175
	3,172,843	3,392,130
OTHER ASSETS
Intangibles less accumulated amortization 2003, $25,963;
2002, $25,331	8,483	9,115
Marketable securities, available for sale	120,000	220,096
Deferred loan fees, less current portion, less accumulated
amortization 2003, $162,056; 2002, $113,771	49,113	91,946
Investment in American Gold & Silver Ltd.	-	9,250
Deposits	26,575	35,131
	204,171	365,538
	$4,440,508	$4,814,800

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2003	2002
CURRENT LIABILITIES
Accounts payable	$ 517,989	$ 610,772
Accrued management salaries	218,185	341,278
Accrued expenses	213,295	300,204
Insurance contracts payable	9,458	15,962
Interest payable	217,604	168,473
Current maturities of long-term debt	537,031	556,301
Current maturities of capital lease obligations	994,456	1,162,723
Current maturities of advances from stockholders	248,168	284,687
Current maturities of capital lease due stockholder	4,869	-
Current maturities of convertible notes and accrued interest	1,686,286	3,374,838
Other	27,056	18,131
Total Current Liabilities	4,674,397	6,833,369

LONG-TERM LIABILITIES
Long-term debt, less current maturities	123,059	146,610
Convertible promissory notes	2,376,100	2,086,129
Accrued interest, convertible notes	879,126	294,262
Capital lease obligations, less current maturities	75,391	31,214
Capital lease due stockholder, less current maturities	14,117	-
Accrued salary due stockholder	-	7,854
Deferred gain, less current maturities	-	3,221
Total Long-Term Liabilities	3,467,793	2,569,290
Commitments and Contingencies	-	-
	8,142,190	9,402,659

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2002, 0 shares; 2001, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2003, 122,373,953; 2002, 88,690,170	122,374	88,690
Additional paid-in capital	15,234,212	11,748,423
Accumulated deficit	(20,105,087)	(17,352,796)
Common stock to be issued	672,255	576,998
Accumulated other comprehensive income	374,346	241,653
Common stock options outstanding, net	218	109,173
	(3,701,682)	(4,587,859)
	$4,440,508	$ 4,814,800

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	2003	2002
REVENUES
Fertilizer	$ 554,320	$ 502,290
Photochemical recycling	327,306	309,271
Silver	55,287	127,092
Mining technical services	331,874	347,032
Total Revenues	1,268,787	1,285,685
COST OF SALES	1,428,640	1,505,637
Gross Profit (Loss)	(159,853)	(219,952)

OPERATING EXPENSES
Depreciation and amortization	336,738	257,966
Research and development	69,353	73,742
Sales and marketing	739,043	1,010,755
Delivery and warehousing	47,211	39,866
General and administrative	841,747	987,226
	2,034,092	2,369,555
Operating (Loss)	(2,193,945)	(2,589,507)

OTHER INCOME (EXPENSE)
Interest	(965,071)	(854,551)
Gain on sale of investments	449,606	157,549
Other	(42,881)	(4,053)
Total Other Income (Expense)	(558,346)	(701,055)
(Loss) before provision for income tax	(2,752,291)	(3,290,562)
Provision for income tax	-	-
Net Income(Loss)	(2,752,291)	(3,290,562)
Other comprehensive income
Unrealized gains on securities	132,693	269,056
Comprehensive Income (Loss)	$(2,619,598)	$(3,021,506)

Weighted average number of shares outstanding,
basic and diluted	103,994,400	84,341,784
Earnings (Loss) per share, basic and diluted	$ (0.026)	$ (0.039)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2001	80,999	$80,999	$10,829,459	$(14,062,234)	$152,960	$(27,403)	$ 85,097	$(2,941,122)
Issue of common stock:
For cash	3,886	3,886	165,259	-	75,000	-	-	244,145
For services	3,748	3,748	718,911	-	213,863	-	-	936,522
For debt conversion	57	57	34,794	-	25,900	-	-	60,751
For asset acquisition	-	-	-	-	109,275	-	-	109,275
Net (loss) for the year
ended Dec. 31, 2002	-	-	-	(3,290,562)	-	-	-	(3,290,562)
Other comprehensive
income for the year
ended Dec. 31, 2002	-	-	-	-	-	269,056	-	269,056
Common stock options
outstanding	-	-	-	-	-		24,076	24,076

Balance, Dec. 31, 2002	88,690	88,690	11,748,423	(17,352,796)	576,998	241,653	109,173	(4,587,859)
Issue of common stock							-
For cash	12,583	12,583	1,011,287	-	(15,000)	-	-	1,008,870
For services	7,808	7,808	891,576	-	233,395	-	-	1,132,779
For debt conversion	11,627	11,627	1,434,817	-	(13,863)	-	-	1,432,581
For asset acquisition	1,666	1,666	148,109	-	(109,275)	-	-	40,500
Net (loss) for the year
ended Dec. 31, 2003	-	-	-	(2,752,291)	-	-	-	(2,752,291)
Other comprehensive
income for the year
ended Dec. 31, 2003	-	-	-	-	-	132,693	-	132,693
Common stock options
outstanding	-	-	-	-	-	-	(108,955)	(108,955)
Balance, Dec. 31, 2003	122,374	$122,374	$15,234,212	$(20,105,087)	$672,255	$374,346	$ 218	$(3,701,682)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
	2003	2002
Cash flows from operating activities
Net income (loss)	$(2,752,291)	$(3,290,562)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	336,738	257,966
Interest on convertible notes	606,754	515,969
Marketable securities received for services	(53,050)	(254,783)
Gains on investments	(449,604)	(153,189)
Other	20,380	-
Bad debts	15	4,823
Stock option compensation	(108,955)	24,076
Expenses paid with issuance of common stock:
Interest expense	109,362	32,954
Consulting expenses	225,976	510,251
Directors fees	4,125	7,050
Salaries	448,624	352,059
Operating expenses	76,492	3,250
(Increase) decrease in:
Trade accounts receivable	(8,160)	73,914
Inventories	(88,372)	(18,558)
Prepaid expenses, deposits and other	(20,415)	36,240
Increase (decrease) in:
Accounts payable	(12,593)	148,993
Accrued expenses and contracts payable	38,437	310,469
Net cash used by operating activities	(1,626,537)	(1,439,078)

Cash flows from investing activities:
Acquisition of property and equipment	(47,837)	(241,250)
Acquisition of investments	(9,000)	-
Sale of investments	786,381	349,506
Net cash provided (used) by investing activities	729,544	108,256

Cash flows from financing activities:
Proceeds from sale of stock	1,008,870	474,850
Proceeds from stockholders/short, long-term debt	38,005	1,166,645
Payments on debt	(172,584)	(268,147)
Net cash provided by financing activities	874,291	1,373,348

Net increase (decrease) in cash	(22,702)	42,526
Cash, beginning of year	57,201	14,675
Cash, end of year	$ 34,499	$ 57,201

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(continued)

	2003	2002
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$164,423	$211,252
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock/debt:
Accounts payable	118,194	54,534
Accrued management salaries	162,250	-
Convertible notes and accrued interest	1,420,471	60,751
Short-term debt and accrued interest due an
officer/stockholder	12,110	-
Property and equipment financed with
long-term debt	-	97,703
Equipment financed with capital leases	31,008	111,799
Acquisition of assets by issuance of
common stock:
Minority interest in American Gold & Silver Ltd.	40,500	-
Golden Phoenix Minerals, Inc.(GPXM) options	-	109,275
Equipment	-	2,700
Payment of short-term debt due an officer/
stockholder with marketable securities	55,275	72,881

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 1 - Summary of Significant Accounting Policies:

Company's Activities:

Itronics Inc., through its subsidiaries, (the Company) is involved in mining technical services, photochemical recycling and related silver recovery, and liquid fertilizer manufacturing.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of

Itronics Inc. and its subsidiaries:

	2003	2002
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	82.53	81.63
American Gold & Silver (A Limited Partnership)	47.77	43.84

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Revenue Accounting:

Revenue from sales of products are recorded when shipped. Product returns and allowances are nominal.

When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 2003 and 2002 were $118,735 and $117,740, respectively.

Accounts Receivable Allowance Account:

The Company uses the allowance method to account for uncollectible accounts receivable.

Inventories:

Inventory is determined utilizing the lower of cost or market value determined on the average cost valuation method and consists primarily of unprocessed silver bearing photochemicals, fertilizer raw materials and saleable fertilizer.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2003 and 2002:

	2003	2002
Finished goods	$ 60,553	$ 76,609
Work in progress	15,150	-
Raw materials	349,822	260,544
	$425,525	$337,153

Cost of the silver in solution inventory is either the actual cost, or 80% of the fair market value of the silver content of the photochemicals as determined by laboratory assays (See Note 14).

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed by accelerated and straight-line methods over five to forty years. Capital lease equipment is amortized using accelerated and straight-line methods over five to twenty years. Accumulated amortization on capital lease equipment is $376,996 and $300,419 at December 31, 2003 and 2002, respectively.

Repairs and maintenance are charged to operations as incurred.

Intangible Assets:

Intangible assets are amortized by the straight-line method over the following lives:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

YEARS
Patents	17
Deferred loan fees	3-5

Research and Development:

Wages, benefits, rent, and other costs associated with ongoing research are expensed as research and development when incurred.

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $32,960 and $4,665 for the years ended December 31, 2003 and 2002, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during 2003 and 2002. Common stock equivalents are not included, as their effect would be antidilutive.

Common Stock:

The Company’s common shares have, subject to the provisions of any series of Preferred Stock, certain rights including one vote per share on a non-cumulative basis and a ratable portion of any dividends that may be declared by the Board of Directors. The Company may from time to time issue common shares that are restricted under Rule 144 of the Securities and Exchange Commission. Such restrictions require the shareholder to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 2 - Reclassification:

The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2003 and 2002 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

	DECEMBER 31,
	2003	2002
Notes due to unrelated parties:
Notes payable secured by vehicles due at varying dates
through 2006. The monthly payments total $1,920,
including interest at 10.5% to 11.0% per annum.	$ 33,584	$ 53,078

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	510,218	527,087

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	18,585	25,043

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest at 6% percent per annum.	97,703	97,703

Less current portion due within one year	(537,031)	(556,301)
Total long-term liabilities due to unrelated parties	$ 123,059	$ 146,610

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

	DECEMBER 31,
	2003	2002

Convertible Promissory Notes:
Three year convertible promissory notes due
November 2005 through February 2006, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company's
restricted common stock at $0.15 per share at
any time through November 18, 2005 and
February 16, 2006.	$ 47,000	$ 47,000

Three year convertible promissory notes due at
varying dates through February 2006, including
interest at 9% to 12% per annum. The notes and
accrued interest are convertible into the
Company’s restricted common stock at prices
ranging from $0.125 to $1.18 per share at any
time through February 2006.	1,645,000	2,573,000

Three year convertible promissory notes due at
varying dates through December 2004, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.15 per share at any time through
dates ranging from March to December 2004.	1,185,000	1,242,029

Three year convertible promissory notes due at
varying dates through September 2005, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.25 per share at any time through
dates ranging from January to September 2005.	774,100	844,100

Accrued interest on convertible promissory notes	1,290,412	1,049,100

Less current portion due within one year	(1,686,286)	(3,374,838)

Total Long Term Convertible Promissory Notes
and Accrued Interest	$3,255,226	$2,380,391

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

	DECEMBER 31,
	2003	2002
Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$ 248,168	$ 280,287

Unsecured note payable to an employee/stockholder
for $4,500. Due on demand. Interest on a reim-
bursement basis based on the employee’s line of
credit, presently at 7.25% per annum.	-	1,400

Unsecured note payable to a stockholder in the
amount of $10,000, dated December 28, 1994.
Monthly payments of $220, including interest at
11.5%.	-	3,000
	248,168	284,687
Less current portion due within one year	(248,168)	(284,687)
Total long-term liabilities due to stockholders	$ -	$ -

Long-term debt matures as follows:
	UNRELATED	CONVERTIBLE
YEAR	PARTIES	NOTES	STOCKHOLDERS
2004	$537,031	$1,686,286	$248,168
2005	26,032	977,845	-
2006	11,839	2,277,381	-
2007	4,885	-	-
2008	4,885	-	-
2009-2022	75,418	-	-
	$660,090	$4,941,512	$248,168

As discussed in Note 15 mechanics liens have been filed for work done at the Company’s manufacturing facility. The Company was also delinquent in property taxes on the property as of December 31, 2003 in the amount of $27,035. Such liens not cleared after 60 days from the date of filing and delinquencies in property tax payments become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note is included in current liabilities. Subsequent to December 31, 2003 all of the mechanics liens were paid and $19,044 of the property taxes was paid. The lender is aware of the situation and has not made a demand or taken any other action.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

During 2003 the holders of the 2000 Series Convertible Promissory Notes were offered to extend the notes for three years in exchange for an increased interest rate to 12% and a reduction in conversion price to $0.125 per share. All but $90,000 of the notes and $35,879 of the accrued interest were extended. The un-extended notes and accrued interest are in default, but no action has been taken by the note holders.

NOTE 4 - Major Customers:

Fertilizer sales for the years ended December 31, 2003 and 2002 include $518,202 and $498,116, respectively, from one major customer, which represents 93% and 99%, respectively, of fertilizer sales for the years ended December 31, 2003 and 2002. Receivables from this major customer as of December 31, 2003 amounted to $48,070, which represents 63% of photochemical fertilizer accounts receivable. The customer is one of the largest fertilizer distribution companies in the country.

Photochemical recycling revenue for the year ended December 31, 2003 and 2002, respectively, include $80,900 and $95,350 from one major customer under a Department of Defense contract. Photochemical recycling revenue for the years ended December 31, 2003 and 2002 also include $116,693 and $52,243, respectively, from one major customer in the digital imaging and processing industry. The combined revenues from these two major customers represent 60% and 48% of photochemical revenue for the years ended December 31, 2003 and 2002, respectively.

Silver sales for the years ended December 31, 2003 and 2002 include $9,807 and $52,606,respectively, from one major customer.

Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2003 includes $146,893, $131,600, and $45,830 from three major customers which represents 98% of technical services revenues. Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2002 includes $191,672 and $132,890 from two major customers which represents 93% of technical services revenues. Receivables from these major customers as of December 31, 2003 and 2002 amount to $21,210 and $47,370, which represents 73% and 66%, respectively, of consulting accounts receivable.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

	2003		2002
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME

Federal tax at statutory rate	$-	- %	$-	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %
Total Income Tax Expense	$-	0.0%	$-	0.0%

The Company's consolidated net operating loss available for carryforward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2005	$ 65,113
2006	430,403
2007	188,146
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,933,607
2022	2,496,744
2023	2,083,588
$13,871,652

The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 2003 and 2002 are as follows:

	2003	2002

Total deferred tax assets	$4,776,751	$4,103,389
Less valuation allowance	(4,776,751)	(4,103,389)
Net deferred tax asset	$ -	$ -

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 6 - Stock Option and Purchase Plans:

In January 2000 the Company began a private placement of three year convertible notes to raise $2.5 million. The placement was completed in February 2000 and raised a total of $2,668,000. The notes and accrued interest at 9% compounded annually are convertible to restricted Common Shares at varying dates through February 2006, with conversion prices ranging from $0.125 to $1.18. During 2003 the holders of these notes were offered to extend the notes for three years in exchange for an increased interest rate to 12% and a reduction in conversion price to $0.125 per share. All but $90,000 of the notes were extended and $928,000 in principal and $340,450 in accrued interest were converted to restricted common stock during 2003.

In October 2000 the Company completed the registration of 10,000,000 common shares in connection with its agreement with Swartz Private Equity, LLC. (Swartz) to raise $15 million over three years. As part of the agreement, Swartz received a five year warrant for 2,400,000 shares at $0.55 per share and it received five year warrants for 331,033 shares based on the exercise of the Company’s put rights during 2001. The exercise price of these warrants range from $0.0825 to $0.308, but are subject to downward reset provisions. In February 2002 the agreement with Swartz was renegotiated and as part of the new agreement, Swartz was granted a five year warrant for 360,000 shares at an exercise price of $0.238.

In March 2001 the Company began a private placement of three year convertible notes. A total of $1,242,029 was raised in 2001. The notes and accrued interest at 12% compounded annually are convertible to restricted common shares at varying dates through December 2004, with conversion prices ranging from $0.10 to $0.15.

In January 2002 the Company began a private placement of three year convertible notes. A total of $844,100 was raised in 2002. The notes and accrued interest at 12% compounded annually are convertible to restricted common shares at varying dates through September 2005, with conversion prices ranging from $0.10 to $0.25. In November 2002 the Company began a private placement of restricted common stock with an equal number of attached warrants. A total of $117,500 at $0.08 per share was raised in 2002. The warrants are for three years and are convertible into restricted common stock at $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year.

During 2003 the Company continued the private placement of restricted common stock with an equal number of attached warrants. A total of $703,500 at $0.08 per share was raised in 2003. The warrants are for three years and are convertible into restricted common stock at $0.08 during the first year, $0.16 during the second year, and $0.24 during the third year.

During 2003 three officer/stockholders converted salary in arrears totaling $480,000, or a total of 6,000,000 restricted common shares, into the $0.08 per share private placement described above under the same terms and conditions, including an equal number of attached warrants, as described above. Of this amount, $317,500 was for salary previously converted to restricted common stock, but not issued to conserve the cash required to pay payroll taxes, and $162,500 was additional salary in arrears converted into restricted

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

common stock. The shares remain un-issued as of the date of this report to conserve cash. Also during 2003 an officer/stockholder converted a total of $12,037 in short term debt and accrued interest into the private placement with the same terms and conditions as described above.

In addition, the Company has granted options and warrants to acquire common shares to certain officers, directors, employees, and consultants of the Company. The options are exercisable at varying dates through 2014, except for the 4,000,000 options granted to an officer/stockholder, which expire one year after the end of his employment. The number of outstanding options and warrants was 4,409,591 and 4,749,491 shares at December 31, 2003 and 2002, respectively.

Following is a summary of all warrant and option activity for the years ended December 31, 2003 and 2002.

	NUMBER OF SHARES
	2003	2002
Under option, beginning of year	35,618,794	19,908,809
Granted	39,125,973	16,714,871
Exercised	(13,483,260)	(554,040)
Expired	(353,900)	(450,846)
Under option, end of year	60,907,607	35,618,794
Average price for all options granted and exercised	$0.12	$0.16

Compensatory Stock Options:

Included in the above options and warrants are compensatory options granted during 2003 and 2002 to acquire 14,000 and 3,307,626 common shares, respectively. These options were granted to various employees and consultants at varying dates during 2003 and 2002. Of the options for 2003, 12,000 shares are exercisable at any time over three years from the date of grant and 2,000 shares are exercisable at any time over ten years from the date of grant. The exercise prices are 2,000 shares at $0.50 and 12,000 shares at $0.90. The options for 2002 are exercisable at any time over three years from the date of grant, with the exception of 3,000,000 shares that are exercisable until one year after the termination of employment of one officer/stockholder, 250,000 shares that are exercisable for five years beginning October 2, 2002, 4,000 shares that are exercisable over twelve years from the date of grant, and 4,000 shares that are exercisable over ten years from the date of grant. The exercise prices are 250,000 shares at $0.20, 1,626 shares at $0.25, 3,000,000 shares at $0.30, 32,000 shares at $0.50, and 24,000 shares at $0.90. The Company applies APB Opinion 25 in accounting for these stock options. Total compensation, based on the fair market values of the stock on the grant dates is $-0- and $341 for December 31, 2003 and 2002, respectively. These amounts are being amortized over the lives of the options. For 2003, options for 353,900 shares from prior years expired during the year, resulting in option compensation expense of $(108,955) and deferred compensation of $123. For 2002, option compensation expense was $24,076 and deferred compensation as of December 31, 2002 was $15,159. 67,000 shares of prior year options expired during 2002.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

If the Company were to apply the provisions of FASB Statement No. 123 to these options, using the fair value method, compensation expense would have been $96 and $232,075 for December 31, 2003 and 2002, respectively. Net loss and loss per share would have been impacted as follows:

	2003	2002
Net Income (Loss):
As reported	$(2,752,291)	$(3,290,562)
Adjustment for additional expense for fair
value of options	(109,051)	(207,999)
Pro forma	$(2,861,342)	$(3,498,561)

Earnings (Loss) per share, basic and diluted
As reported	$ (0.026)	$ (0.039)

Pro forma, basic and diluted	$ (0.028)	$ (0.042)

The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for 2003 and 2002:

	2003	2002
Dividend yield	0%	0%
Risk-free interest rate	3.38%	2.69%
Expected life	3-10 years	3-12 years
Expected volatility	42.71%	33.03%

NOTE 7 - Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2003	2002
Payment of salaries	$526,375	$345,950
Payment of consulting and operating fees	5,600	6,700
Payment of director fees	1,125	825
Payment of interest, employees	67,118	13,348
Payment of debt, officer/stockholder	12,037	-
Conversion of notes payable and accrued interest	-	25,900
Private placement for cash	60,000	75,000
Private placement for GPXM option purchase	-	109,275
	$672,255	$576,998

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 8 - Accrued Expenses:

The following is the composition of accrued expenses as of

December 31:

	2003	2002

Accrued vacation	$70,339	$ 60,469
Federal and state payroll taxes	33,366	132,877
Sales tax	16,590	33,858
Audit and annual meeting costs	93,000	73,000
	$213,295	$300,204

NOTE 9 – Other Comprehensive Income

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2003	2002

Unrealized holding gains (losses)
arising during the period	$360,289	$229,927
Reclassification adjustment	(227,596)	39,129
Other Comprehensive Income	$132,693	$269,056

NOTE 10 - Related Party Transactions:

Several promissory notes are held by stockholders at December 31, 2003 and 2002 (see Note 3 for terms).

$218,185 and $349,132 of the accrued management salaries as of December 31, 2003 and 2002, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. Interest accrued at 12% per annum on salaries due officer and employee/stockholders amounted to $113,233 and $37,263, respectively, in 2003 and 2002. Of these amounts, $109,290 and $32,954 for 2003 and 2002, respectively, were paid by issuance of 808,092 and 196,184 shares of restricted common stock. In addition to the above, salary in arrears of $515,100 and $341,000 for 2003 and 2002, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued are 6,220,624 and 3,215,189 for 2003 and 2002, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes.

Interest expense on related party loans amounted to $37,030 and $27,160 for the years ended December 31, 2003 and 2002, respectively. Accrued interest

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

on related party loans totaled $66,081 and $47,255 at December 31, 2003 and 2002, respectively.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (GPXM), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services are billed monthly and WWI receives a combination of GPXM common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM. Any unexercised options under this arrangement can be assigned to WWI. Dr. Whitney is a principal in a group that controls the mining claims underlying one of GPXM's principal exploration and development properties. At December 31, 2003 WWI owned 736,442 restricted GPXM shares. At December 31, 2002 WWI owned 3,061,212 restricted GPXM shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total revenue from GPXM for 2003 and 2002 was $146,893 and $191,672, respectively. A total of $13,707 and $37,822 is included in accounts receivable at December 31, 2003 and 2002, respectively. At December 31, 2003, the average bid/asked price for GPXM common was $0.453, resulting in a value of shares held on that date of $333,240. Included in the GPXM shares held at December 31, 2003 and 2002 are 300,000 and 1,050,000 restricted common shares, respectively, that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from GPXM. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of GPXM, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept GPXM restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these GPXM shares was $214,275 and the market value at December 31, 2002 was $241,500. The 300,000 shares held at December 31, 2003 were valued at $135,750 and have a cost of $70,650.

During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of GPXM stock at a value of $105,000 The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. In 2002, WWI repaid 416,463 of the GPXM shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. During 2003 the remaining balance of the loan and accrued interest was paid by a combination of 87,283 GPXM shares, 250,000 shares of other marketable securities, and 150,461 Company restricted common shares. The portion of the loan paid in Company shares was converted into the $0.08 per share Private Placement under the same terms and conditions as other investors, including an equal number of three year warrants. WWI realized a net gain of $19,369 on the transaction.

During 2003 WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the monthly payments to the commercial lender and will acquire ownership of the vehicle when the loan is paid in full.

For related party transactions subsequent to December 31, 2003, see Note 16.

NOTE 11 - Lease Commitments and Rent Expense:

0perating Leases:

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2004. Monthly payments are $4,864.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,000.

A wholly owned subsidiary of the Company, WWI, is committed under a non-cancelable agreement for the use of office space which expires July 31, 2004. The monthly lease payment totals $2,430.

Future minimum rental commitments at December 31, 2003, under these operating lease agreements are due as follows:

2004	$ 46,194
2005	-
2006	-
2007	-
$46,194

Total rental expense included in the statements of operations for the years ended December 31, 2003 and 2002 are $105,867 and $113,066, respectively.

Capital Leases:

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

DECEMBER 31, 2003 AND 2002

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

At varying dates in 2003 the Company and its subsidiaries entered into leases for automotive and office equipment. The leases totaled $31,008. The lease periods are for four years, and the total monthly lease payments are $807. All the leases have buyout options for $1 at the end of the lease.

As of December 31, 2003 lease payments totaling $588,770 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default are classified as a current liability. Some of the lessors have filed suit to recover the amounts due under the leases. The present status of these actions is discussed in Note 15. The Company is making ongoing payment arrangements with these and the other lessors to avoid action that may be adverse to the Company.

All of the above described leases are secured by the equipment acquired or financed under the lease.

Future minimum lease commitments at December 31, 2003 are due as follows:

	Unrelated	Related
	Parties	Party
2004	$1,201,497	$ 6,370
2005	58,880	6,370
2006	9,730	6,370
2007	3,168	2,655
2008	-	-
	1,273,275	21,765
Less: amounts representing interest	(203,428)	(2,779)
	$1,069,847	$ 18,986

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

The Company measures segment performance based on net income or loss. At present there are no intercompany revenues. Costs benefiting both segments are incurred by both the Company and by Whitney & Whitney, Inc. Such costs are allocated to each segment based on the estimated benefits to the segment. General and administrative costs incurred by the Company that have no other rational basis for allocation are divided evenly between the segments. Cost allocation percentages are reviewed annually and are adjusted based on expected business conditions for the year.

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

	2003	2002
Revenues
Photochemical Fertilizer	$ 936,913	$ 938,653
Mining Technical Services	331,874	347,032
Consolidated Revenues	$1,268,787	$1,285,685

Cost of Sales
Photochemical Fertilizer	$1,119,831	$1,190,447
Mining Technical Services	308,809	315,190
Consolidated Cost of Sales	$1,428,640	$1,505,637

Gross Profit (Loss)
Photochemical Fertilizer	$(182,918)	$(251,794)
Mining Technical Services	23,065	31,842
Consolidated Gross Profit (Loss)	$(159,853)	$(219,952)

Operating Income (Loss)
Photochemical Fertilizer	$(1,834,621)	$(2,251,024)
Mining Technical Services	(359,324)	(338,483)
Consolidated Operating Income (Loss)	$(2,193,945)	$(2,589,507)
Other Income (Expense)
Photochemical Fertilizer	$(1,014,821)	$(858,907)
Mining Technical Services	456,475	157,852
Consolidated Other Income (Expense)	$(558,346)	$(701,055)

Net Income (Loss)
Photochemical Fertilizer	$(2,849,442)	$(3,109,931)
Mining Technical Services	97,151	(180,631)
Consolidated Net Income (Loss) before taxes	$(2,752,291)	$(3,290,562)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Other segment information:	2003	2002
Capital expenditures by business segment:
Photochemical Fertilizer	$46,419	$449,398
Mining Technical Services	32,426	4,054
Consolidated Capital Expenditures	$78,845	$453,452

Depreciation and amortization expense by business segment:
Photochemical Fertilizer
Depreciation	$175,568	$173,685
Amortization	120,952	53,612
	296,520	227,297
Mining Technical Services
Depreciation	19,188	18,106
Amortization	21,030	12,563
	40,218	30,669
Consolidated Depreciation and Amortization	$336,738	$257,966

General and administrative expenses of $179,761 and $160,079 incurred by Itronics Inc. were equally divided between the two segments for 2003 and 2002, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Identifiable assets by business segment (net of accumulated

depreciation, accumulated amortization, and allowance for doubtful accounts):
	2003		2002
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 6,249	$ 25,753	$ 27,178	$ 29,496
Accounts receivable, net	71,197	25,187	20,072	68,167
Marketable securities	-	413,240	-	483,983
Inventories	423,699	1,826	335,327	1,826
Deferred loan fees, current	36,234	4,539	36,234	9,991
Prepaid expenses	39,371	3,049	24,192	4,546
	576,750	473,594	443,003	598,009
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,058,798	-	1,091,240	-
Construction in progress,
manufacturing facility	102,203	-	86,884	-
Equipment	1,021,596	54,054	1,096,832	83,405
Vehicles	21,501	-	41,497	539
Equipment under capital lease	571,949	125,170	634,736	137,710
	2,991,047	179,224	3,166,189	221,654

Other Assets, net
Patents, trademarks, and other	8,483	-	9,115	-
Marketable securities	-	120,000	-	220,096
Inter-company investments/loans	-	1,782,550	-	1,405,559
Deposits	11,180	15,197	15,121	19,812
Deferred loan fees	49,113	-	85,347	6,599
	68,776	1,917,747	109,583	1,652,066
	$ 3,636,573	$2,570,565	$3,718,775	$2,471,729

Reconciliation of segment assets to consolidated assets:
	2003	2002

Total Assets:
Photochemical Fertilizer	$ 3,636,573	$ 3,718,775
Mining Technical Services	2,570,565	2,471,729
Total Segment Assets	6,207,138	6,190,504
Itronics Inc. assets	20,587,504	17,827,985
Less: inter-company elimination	(22,354,134)	(19,203,689)
Consolidated Assets	$ 4,440,508	$ 4,814,800

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

NOTE 13 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $2,752,291 during the year ended December 31, 2003, a negative working capital of $3,610,903, and a stockholders’ deficit balance of $3,701,682 as of December 31, 2003. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

Prior to acquiring Whitney & Whitney, Inc. in 1988, the Company registered 1,777,000 common shares for public offering. Due to security law changes immediately subsequent to the offering, the offering did not raise sufficient equity capital to complete the Company's business plan. In order to solve the Company's liquidity problems, management implemented a plan of obtaining equity through private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares.

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

As of December 31, 2003, a significant portion of the Company's accounts receivable is concentrated with one fertilizer distribution company. This concentration of credit risk is somewhat mitigated due to the fact that the distribution company is one of the largest fertilizer distribution companies in the country.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

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

Management's long term plan to reduce the market risk of silver is to increase the volume of photochemicals and the resultant silver recovery, and then to implement a hedging program in which silver will be sold forward, thereby matching the price to be received to the price paid to the Company's customers.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 20012

NOTE 15 – Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. Plaintiff’s attorney is actively seeking to collect the amount due. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004.

During the period of September 2002 through September 2003 a total of ten lawsuits have been filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and other costs. Four of these suits, seeking a total of $252,688 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $178,231. Monthly payments on the settlements total $10,033 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payment arrangement has been agreed to on two additional suits and stipulated judgments have been signed. The two payment arrangements call for the delinquent payments to be added onto the end of the leases, with regular monthly payments at the original terms beginning in August 2003. Of the remaining unsettled suits, three have received judgments and are being actively negotiated. No further action has occurred on the fourth unsettled suit.

In September and October 2002 three mechanics liens totaling $104,708 were filed on IMI’s Stead manufacturing facility due to non payment for work performed on the property. In November 2002 the general contractor filed suit for its portion of the above amount, a total of $81,233, which was paid prior to September 30, 2003 and two of the liens were released. Payment of the remaining $23,475 was made subsequent to December 31, 2003 and the remaining lien has been released.

In December 2002 a trade creditor filed suit against the Company and WWI in Washoe County, Nevada seeking a total of $12,100. The Company has signed a stipulated judgment and has made partial payments. The Company is in periodic communication with the plaintiffs lawyer regarding the past due payments. Final payment of $1,235 is expected to be made in April 2004.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Successful settlement of the above claims is dependent on additional financing.

NOTE 16 - Subsequent Events:

The following summarizes common stock activity from January 1, 2004 through March 20, 2004:

	ISSUED		TO BE ISSUED
	SHARES	AMOUNT	SHARES	AMOUNT
Labor and consulting services	1,035,936	$ 171,475	6,130,851	$500,350
Director fees	7,500	1,125	-	-
Interest on deferred salaries	483,445	67,118	-	-
Account payable settlements	60,725	10,323	-	-
Note payable conversion-officer	150,461	12,037	-	-
Convertible notes payable converted	1,976,913	277,671	-	-
Private placement for cash	3,772,500	338,000	-	-
Options exercised for cash	862,500	73,500	-	-
	$8,349,980	$951,249	6,130,851	$500,350

All of the shares listed in the to be issued columns above are for shares due employees as of December 31, 2003 that have not been issued to conserve cash that would otherwise pay payroll taxes.

NOTE 17 – Earnings (Loss) Per Share:

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2002 and 2001.

	2003	2002
Net Income (Loss)	$(2,752,291)	$(3,290,562)
Less: Preferred stock dividends	-	-
Basic EPS income (loss) available to
common stockholders	$(2,752,291)	$(3,290,562)

Weighted average number of shares outstanding	103,994,400	84,341,784

Common equivalent shares	-	-
	103,994,400	84,341,784
Per share amount	$(0.026)	$ (0.039)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

Warrants, options, and shares to be issued, totaling 68,633,857 and 41,682,465 shares as of December 31, 2003 and 2002, respectively, would dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountants.

	2003	2002
Audit fees	$37,000	$34,700
Audit related fees	1,400	2,410
Tax fees	500	-
All other fees	-	-
Total	$38,900	$37,110

The audit related fees listed above pertain to the issuance of cold comfort letters related to the Company’s exercise of its put rights under the Swartz agreement and the issuance of consent letters for inclusion in S-8 registration statements.

The Company does not have an audit committee and consequently the entire Board of Directors serves in that capacity. The Board’s pre-approval policy regarding professional services provided by the Company’s principal accountant is to pre-approve the engagement of the principal accountant for the performance of all professional services. The policy does provide a waiver of pre-approval in the event that such services, in the aggregate, will be less than 5% of the audit fee, such services are not recognized as non-audit fees at the time of the engagement, and pre-approval is obtained from a designated member of the Board prior to the engagement. Until such time as an audit committee is appointed, the designated individual is the Principal Executive Officer, currently the President of the Company. 100% of the 2003 non-audit fees were pre-approved by the designated Board member and subsequently approved by the Board.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  ITRONICS INC.

Date: March 29, 2004                              By: /S/ JOHN W. WHITNEY

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

Date: March 29, 2004                               By: /S/ JOHN W. WHITNEY

                                                     John W. Whitney

                                                     President, Treasurer and Director

                                                     (Principal Executive and Financial

                                                     Officer)

Date: March 29, 2004                               By: /S/ MICHAEL C. HORSLEY

                                                     Michael C. Horsley

                                                     Controller

                                                     (Principal Accounting Officer)

Date: March 29, 2004                               By: /S/ PAUL H. DURCKEL

                                                     Paul H. Durckel

                                                     Director

Date: March 29, 2004                               By: /S/ ALAN C. LEWIN

                                                     Alan C. Lewin

                                                     Director