Form 10QSB
period 2004-03-31
ITRONICS INC
filed 2004-05-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the quarterly period ended March 31, 2004

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

As of April 30, 2004, 136,387,182 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2004
and December 31, 2003	4
Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three Months Ended March 31, 2004 and 2003	6
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2004 and 2003	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	12

Item 3. Controls and Procedures	19

PART II- OTHER INFORMATION
Item 1. Legal Proceedings	20

Item 2. Changes in Securities and Use of Proceeds	20

Item 3 Defaults upon Senior Securities	21

Item 6. Exhibits and Reports on Form 8-K	22

Certifications	24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

ASSETS

	MARCH 31,	DECEMBER 31,
	2004	2003
CURRENT ASSETS
Cash	$ 25,230	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700; 2003, $5,700	154,990	96,384
Marketable securities, available for sale	242,932	413,240
Inventories	448,485	425,525
Prepaid expenses	72,969	53,073
Current portion of deferred loan fees	38,790	40,773
Total Current Assets	983,396	1,063,494

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	178,351	102,203
Equipment and furniture	1,866,271	1,861,917
Vehicles	133,028	133,028
Equipment under capital lease	1,078,265	1,076,687
	4,638,230	4,556,150
Less: Accumulated depreciation and amortization	1,452,802	1,383,307
	3,185,428	3,172,843
OTHER ASSETS
Intangibles, net of amortization	8,471	8,483
Marketable securities, available for sale	40,600	120,000
Deferred loan fees, less current portion, net of
amortization	40,422	49,113
Deposits	26,575	26,575
	116,068	204,171
	$4,284,892	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2004	2003
CURRENT LIABILITIES
Accounts payable	$ 538,533	$ 517,989
Accrued management salaries	247,488	218,185
Accrued expenses	191,547	213,295
Insurance contracts payable	30,061	9,458
Interest payable	220,291	217,604
Current maturities of long-term debt	46,411	537,031
Current maturities of capital lease obligations	968,075	994,456
Current maturities of lease/advances from stockholders	248,168	248,168
Current maturities of capital lease due stockholder	5,133	4,869
Current maturities of convertible notes and accrued interest	2,140,769	1,686,286
Other	13,721	27,056
Total Current Liabilities	4,650,197	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	601,613	123,059
Convertible promissory notes, less current maturities	1,716,600	2,376,100
Accrued interest, convertible notes, less current maturities	782,785	879,126
Capital lease obligations, less current maturities	65,359	75,391
Capital lease obligation, shareholder, less current maturities	12,633	14,117
Total Long-Term Liabilities	3,178,990	3,467,793
	7,829,187	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
132,491,900 at March 31, 2004; 122,373,953 at
December 31, 2003	132,492	122,374
Additional paid-in capital	16,377,370	15,234,212
Accumulated deficit	(20,815,704)	(20,105,087)
Common stock to be issued	571,614	672,255
Accumulated other comprehensive income (loss)	189,592	374,346
Common stock options outstanding, net	341	218
	(3,544,295)	(3,701,682)
	$4,284,892	$4,440,508

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
REVENUES
Fertilizer	$ 229,479	$100,945
Photochemical recycling	54,559	42,373
Silver	42,958	12,968
Mining technical services	79,844	75,323
Total Revenues	406,840	231,609
COST OF SALES	440,573	277,806
Gross Profit (Loss)	(33,733)	(46,197)
OPERATING EXPENSES
Depreciation and amortization	78,111	82,377
Research and development	21,103	16,342
Sales and marketing	214,285	203,299
Delivery and warehousing	17,606	8,063
General and administrative	212,775	174,510
Total Operating Expenses	543,880	484,591
Operating (Loss)	(577,613)	(530,788)

OTHER INCOME (EXPENSE)
Interest expense	(208,770)	(229,703)
Gain on sale of investments	75,758	64,161
Other	8	8,162
Total Other Income (Expense)	(133,004)	(157,380)

Income (Loss) before provision for income tax	(710,617)	(688,168)
Provision for income tax	-	-
Net Income(Loss)	(710,617)	(688,168)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(184,754)	(201,667)
Comprehensive Income (Loss)	$(895,371)	$(889,835)

Weighted average number of shares
Outstanding (1,000’s)	127,541	92,240

Earnings (Loss) per share, basic
And diluted	$(0.006)	$(0.007)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(710,617)	$(688,168)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	78,111	82,377
Interest on convertible notes	135,247	147,219
Marketable securities received for services	(12,683)	-
(Gain) Loss on investments	(75,758)	(64,161)
Stock option compensation (credit)	123	(52,997)
(Gain) on debt restructuring	-	(20,564)
Expenses paid with issuance of common stock	140,918	126,314
(Increase) decrease in:
Trade accounts receivable	(58,606)	(25,981)
Inventories	(22,960)	(30,081)
Prepaid expenses and deposits	3,716	(21,101)
Increase (decrease) in:
Accounts payable	(29,081)	(8,553)
Accrued management salaries	29,303	69,925
Accrued expenses and contracts payable	(12,410)	105,878
Accrued interest	2,687	43,990
Net cash used by operating activities	(532,010)	(335,903)

Cash flows from investing activities:
Acquisition of property and equipment	(4,844)	(1,552)
Proceeds from sale of investments	153,395	120,263
Net cash provided (used) by investing activities	148,551	118,711

Cash flows from financing activities:
Proceeds from sale of stock	366,500	171,595
Proceeds from account receivable factoring, net	59,625	-
Payments on long-term debt	(51,935)	(17,878)
Net cash provided by financing activities	374,190	153,717
Net increase (decrease) in cash	(9,269)	(63,475)
Cash, beginning of period	34,499	57,201
Cash, end of period	$ 25,230	$ (6,274)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2003. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $710,617 during the quarter ended March 31, 2004, a negative working capital of $3,666,801, and a stockholders’ deficit balance of $3,544,295 as of March 31, 2004. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants is continuing with offering prices ranging from $0.08 to $0.125 per share. The attached three year warrants are for one half to an equal number of shares with exercise prices equal to the share offering prices for the first year, double the respective amounts for the second year, and triple the respective amounts for the third year. $300,500 was received from this private placement during the three months ended March 31, 2004 and an additional $330,000 was received subsequent to March 31, 2004. In addition, during the three months ended March 31, 2004, $66,000 was received from the exercise of warrants.

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

During the period of September 2002 through September 2003 a total of ten lawsuits were filed against the Company’s subsidiaries by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

other costs. Six of these suits, seeking a total of $318,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $241,093. Monthly payments on the settlements total $12,464 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, three have received judgments and are being actively negotiated. No further action has occurred on the fourth unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

Successful settlement of the above claims is dependent on future financing.

5. As of March 31, 2004 lease payments totaling $681,339 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

Mechanics liens were filed for work done at the Company’s manufacturing facility in 2002. The Company was also delinquent in property taxes on the property as of December 31, 2003 in the amount of $27,035. Such liens not cleared after 60 days from the date of filing and delinquencies in property tax payments become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note was included in current liabilities at December 31, 2003. During the three months ended March 31, 2004 the remaining balance of the mechanics liens was paid and $19,044 of the property taxes was paid. Subsequent to March 31, 2004 the property taxes were paid current. In accordance with U.S. Generally Accepted Accounting Principles, the loan was reclassified as long term debt as of March 31, 2004 and only the portion of the loan due over the twelve months after March 31, 2004 is included in current liabilities.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $90,000 of the Notes have not responded to the offer and that amount, plus $38,633 in accrued interest, remains in default.

6. During the three months ended March 31, 2004 convertible promissory notes totaling $318,000 principal and $118,605 accrued interest were converted into common stock at prices ranging from $0.10 to $0.15 per share.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

7. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2003.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended March 31,
	2004	2003

Revenues:
Photochemical Fertilizer	$ 326,996	$ 156,286
Mining Technical Services	79,844	75,323
Consolidated Revenues	$ 406,840	$ 231,609

Gross Profit (Loss):
Photochemical Fertilizer	$(35,639)	$(63,312)
Mining Technical Services	1,906	17,115
Consolidated Gross Profit (Loss)	$(33,733)	$(46,197)

Operating Income (Loss):
Photochemical Fertilizer	$(483,503)	$(452,320)
Mining Technical Services	(94,110)	(78,468)
Consolidated Operating Income (Loss)	$(577,613)	$(530,788)

Other Income (Expense):
Photochemical Fertilizer	$(208,770)	$(229,703)
Mining Technical Services	75,766	72,323
Consolidated Other Income (Expense)	$(133,004)	$(157,380)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(692,273)	$(682,023)
Mining Technical Services	(18,344)	(6,145)
Consolidated Net Income
(Loss) before taxes	$(710,617)	$(688,168)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2004	2003

Current Assets:
Photochemical Fertilizer	$ 635,440	$ 576,750
Mining Technical Services	286,981	473,594
	922,421	1,050,344

Property and Equipment, net:
Photochemical Fertilizer	3,017,026	2,991,047
Mining Technical Services	166,040	179,224
	3,183,066	3,170,271

Other Assets, net:
Photochemical Fertilizer	60,073	68,776
Mining Technical Services	1,804,250	1,917,747
	1,864,323	1,986,523

Total Assets:
Photochemical Fertilizer	3,712,539	3,636,573
Mining Technical Services	2,257,271	2,570,565
Total Segment Assets	5,969,810	6,207,138
Itronics Inc. assets	21,121,315	20,587,504
Less: inter-company elimination	(22,806,233)	(22,354,134)
Consolidated Assets	$ 4,284,892	$ 4,440,508

8. Following are the components of Other Comprehensive Income:

	Three months Ended March 31,
	2004	2003
Unrealized holding gains (losses)
arising during the period	$ (73,866)	$(123,975)
Reclassification adjustment to realized gain (loss)	(110,888)	(77,692)
Other Comprehensive Income (Loss)	$(184,754)	$(201,667)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(UNAUDITED)

9. Significant non-cash operating, investing, and financing activities for the three months ended March 31, 2004 include the conversion of $436,605 in convertible promissory notes and accrued interest into restricted common stock, payment of $75,000 in common stock for construction management services at the Stead manufacturing facility, and settlement of $10,000 in accounts payable with common stock.

10. Warrants, options, and shares to be issued, totaling 66,758,507 and 46,170,489 shares as of March 31, 2004 and 2003, respectively, would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $406,840 for the quarter ended March 31, 2004, compared to $231,609 for the prior year quarter, an increase of 76%. The increase was primarily due to an increase of $170,700 in Photochemical Fertilizer segment revenues, an increase of 109%. In addition, Mining Technical Services segment revenue increased by $4,500, or 6%. The consolidated net loss was $710,617, or $0.006 per share, for the quarter ended March 31, 2004, compared to a net loss of $688,168 or $0.007 per share for the comparable 2003 period, an increased loss of 3%. The primary factor contributing to the increased loss for the quarter was a credit to general and administrative expense in the prior year first quarter of $53,000 for expired employee stock options that did not recur in the current quarter.

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

	Three months Ended March 31,
	2004	2003
Revenues	$ 326,996	$ 156,286
Gross profit (loss)	$ (35,639)	$ (63,312)
Operating income (loss)	$(483,503)	$(452,320)
Other income (loss)	$(208,770)	$(229,703)
Net income (loss) before taxes	$(692,273)	$(682,023)

Total segment revenues for the first quarter of 2004 were approximately $327,000, an increase of 109% from the prior year first quarter. Fertilizer sales for the quarter were $229,500, compared to $101,000 for the 2003 first quarter, an increase of 127%. The fertilizer sales increase is attributable to sales and marketing efforts with the Company’s California distribution network. There has been a noticeable and measurable change in the distribution network’s sales efforts resulting in sales of larger volumes of the various GOLD’n GRO fertilizer products from an increasing number of the distribution network’s California stores. Total photochemical recycling revenue for the quarter increased by 29% on increased volume of 46%, compared to the first quarter of 2003. The photochemical volume increase is continuing to be driven by growth in digital print photo finishing. Silver sales increased $30,000 from the first quarter of 2003, an increase of 231%. The increase is attributable to a combination of increased sales of the Silver Nevada Miner silver bars and silver from processed photochemicals. Cost of sales increased $143,000 due to increases of $123,100 in direct material costs due to increased sales and $16,900 in payroll and related costs due to overtime to support GOLD’n GRO fertilizer sales growth. The project to install heating/cooling equipment in the manufacturing facility is nearing completion, and once operational, it is anticipated that payroll costs will be reduced to normal levels due to greatly reduced manufacturing times required to make GOLD’n GRO fertilizer products. The gross loss was reduced to $35,600 for the first quarter of 2004, compared to $63,300 for the prior year quarter, a decreased loss of 44%. A sales price increase on certain fertilizer products went into effect in early April 2004.

Segment operating expenses increased $58,900 from the first quarter of 2003, due primarily to an increase in sales and marketing expense of $14,400 due to hiring a new fertilizer sales representative, an increase in general and administrative expenses of $33,100 due to a prior year credit of $47,700 from the expiration of stock options, and an increase of $9,500 in delivery and warehousing costs associated with increased fertilizer sales.

These factors resulted in a 2004 first quarter segment operating loss of $483,500 compared to a loss of $452,300 for the first quarter of 2003, an increased operating loss of $31,200, or 7%.

Other expense decreased $20,900 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $692,300 for the quarter ended March 31, 2004, compared to a loss of $682,000 for the prior year quarter, an increased loss of $10,300 or 2%.

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

	Three Months Ended March 31,
	2004	2003
Revenues	$ 79,844	$ 75,323
Gross profit (loss)	$ 1,906	$ 17,115
Operating income (loss)	$(94,110)	$(78,468)
Other income (expense)	$ 75,766	$72,323
Net income (loss) before taxes	$(18,344)	$(6,145)

Mining technical services revenue was $79,800 for the quarter ended March 31, 2004, compared to $75,300 for the comparable quarter of 2003, an increase of 6%. Cost of sales increased by $19,700, due to increases in pass-through costs of $12,000 and labor and consulting costs of $6,700. These factors resulted in a first quarter gross profit for the segment of $1,900 compared to $17,100 for the prior year first quarter, a decrease of 89%.

Segment operating expenses increased nominally.

The combination of these factors resulted in a 2004 first quarter segment operating loss of $94,100, compared to a loss of $78,500 for the first quarter of 2003, an increased operating loss of $15,600, or 20%.

Other income for the first quarter of 2004 was $75,800 compared to $72,300 for the prior year first quarter, an increase of $3,400. This increase is due to the sale of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $18,300 for the quarter ended March 31, 2004, compared to a loss of $6,100 for the prior year quarter, an increased loss of $12,200.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2004 operating loss of $577,613, compared to $530,800 for the first quarter of 2003, an increased operating loss of $46,800, or 9%. Net loss before taxes for the first quarter 2004 was $710,600 compared to $688,200 for the prior year first quarter, an increased loss of $22,400 or 3%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $25,200 as of March 31, 2004, compared to $(6,300) as of March 31, 2003. Net cash used for operating activities was approximately $532,000 for the first three months of 2004. The cash used for operating activities during the period was financed by a combination of sales of common stock of $300,500 from a private placement of restricted common stock and attached warrants, exercise of warrants totaling $66,000, proceeds from the sale of marketable securities of $153,400, and $59,600 in account receivable factoring.

Total assets decreased during the three months ended March 31, 2004 by $155,600 to $4,284,900. Current assets decreased $80,100 due to a decrease in marketable securities of $170,300, partially offset by increases of $58,600 in accounts receivable and $23,000 in inventory. Net property and equipment increased $12,600 due to $75,000 in construction costs to install heating/cooling equipment at the Stead manufacturing facility, partially offset by depreciation and amortization of the assets. Other assets decreased by $88,100 due primarily to a decline in value of marketable securities. At March 31, 2004 the Company owned 440,400 shares of GPXM with a value of $162,900. During the three months ended March 31, 2004 the Company sold 330,000 GPXM shares, with total net proceeds of $113,900 and sold $39,500 of other marketable securities, to assist with the Company’s cash operating requirements.

Current liabilities decreased during the three months ended March 31, 2004 by $24,200 and total liabilities decreased by $313,000. Total liabilities decreased due to the conversion into common stock of a total of $436,600 in Convertible Promissory Notes. This decrease was partially offset by accrued interest on convertible promissory notes of $135,200. Significant changes in current liabilities include a decrease of $490,600 in current maturities of long-term debt due to the reclassification to long-term debt of the loan on the Stead manufacturing facility and an increase of $454,500 in current maturities of convertible promissory notes and accrued interest due to a portion of the 2002 Series Convertible Promissory Notes becoming due within one year of March 31, 2004.

III. Working Capital/Liquidity

During the three months ended March 31, 2004, working capital declined by $55,900 to a deficit balance of $3,666,800. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales in 2002 and 2003 did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was allowed to expire in February 2004. A private placement of stock with attached warrants is continuing and proceeds totaling $300,500 were received during the three months ended March 31, 2004 and an additional $330,000 was received subsequent to March 31, 2004. In addition, during the three months ended March 31, 2004, $66,000 was received from the exercise of warrants.

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, and the availability of funding to support sales growth.

IV. New Developments

The most significant development in the first quarter was increasing sales of the Company’s GOLD’n GRO fertilizer. Revenue growth through the rest of 2004 will be achieved by continued sales increases with established products in established sales territories and in new sales territories that the Company is expanding into in 2004. Four types of growth initiatives are underway to expand net revenue now and in future years; (1) expansion of the GOLD'n GRO fertilizer product line, (2) geographic expansion of GOLD'n GRO fertilizer sales, (3) processing and refining technology developments that have the objective of expanding raw material sources, reducing costs and widening profit margins for those activities, and (4) early in the second quarter Itronics Board of Directors authorized management to investigate and initiate small fertilizer product acquisitions with solid potential to expand internally generated sales growth that is already underway.

Rapid growth in digital print silver halide photofinishing increased the Company's volume of used silver-bearing photoliquids 45% during the third quarter of 2003, 66% in the fourthquarter of 2003, and 46% in the first quarter of 2004, as compared to the respective prior year quarters. This growth is being achieved within the Company's existing customer base in northern Nevada and northern California. Due to this rapid growth in silver-bearing photoliquid supplies, the Company continues to have a more than adequate supply to support the rapid growth in GOLD'n GRO fertilizer sales that is underway.

Sales of GOLD'n GRO liquid fertilizers more than doubled in the first quarter. This growth is being generated by a broader base of distributor stores selling the products, more of the distributors’ sales force participating in the sales programs, and more products being sold in bulk truck load quantities. Several new crop applications are being evaluated. The Company and its distributor sales force are demonstrating that several of the GOLD'n GRO "field ready" blends provide improved nutrition uptake when applied foliar which creates opportunities for use on lower value large acreage field crops. Two new foliar applications that are working well are the use of GOLD'n GRO applied foliar on young oats, and GOLD'n GRO applied foliar on alfalfa. Both of these are large acreage markets that require bulk truck load quantities of GOLD'n GRO products. These new developments expand the foliar application markets for GOLD'n GRO fertilizers and open up the potential for economical large scale use in other parts of the United States.

During the first quarter the Company hired an additional sales agronomist, and working in conjunction with its distributor network began developing a plan for selling GOLD'n GRO liquid fertilizers in Oregon, Washington, and Idaho. The Company’s most experienced sales agronomist is being reassigned to develop sales working with the distributor network in those states. The Company also began discussions to establish a GOLD'n GRO distribution network for sales in Florida. The sales agronomist will be available to work on GOLD'n GRO sales development in Florida during fall and winter when sales are slow in the northwest.

Early in the second quarter the Company initiated the registration process for products that will be sold in Idaho and Washington. Registration of products in Florida has not yet been started. Based on the Company's experience to date, meaningful commercial sales can be generated about a year after these activities are initiated. Thus, these activities are foundation building for continued sales growth in 2005 and beyond. Each new geographic area developed will require the same procedural approach.

Investigation of the registration requirements, and development of a marketing plan, for GOLD’n GRO Guardian was commenced during the first quarter, with the objective of having an action plan by the end of the third quarter. GOLD'n GRO Guardian product registration could require a substantial capital investment, and the capital requirements will be defined as part of business plan development. The co-developer has informed the Company that the registration process could take two to three years. Both Federal EPA registrations and state registrations must be obtained before commercial sales can be launched.

The U.S. market for animal repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks.

The animal repellent/fertilizer market is new for the Company. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. so the present center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. Markets being served are the commercial landscape and wholesale and retail nursery segments. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications, and therefore the distribution channels are different from the channels being developed for GOLD'n GRO fertilizers for which the major uses are food crops.

Silver sales more than tripled in the first quarter with a 231% increase. More than half of the increase in silver sales was generated by sales of the Company's 0.999 percent pure 5 troy ounce Silver Nevada Miner numismatic bars. The silver price was up sharply during the quarter and increasing interest in silver is being generated. The Silver Nevada Miner bars are annualized, are produced in limited quantities, and are sold at a substantial premium to the market. The Company believes that as consumers learn about the availability of this beautiful collectible, a secondary market will develop and will validate the premium pricing. Late in 2003 an internet advertising campaign was initiated to test this sales media as a method of marketing the Silver Nevada Miner bars. Silver sales partially depend upon fertilizer sales growth and are expected to increase significantly as fertilizer sales expand.

In early 2003 the Company re-activated its silver refining technology development at a low level and also began a low level of product development for glass and tile formulations and products. During 2003 the first pieces of glass/ceramic tile were produced. In 2004 the silver refining technology development will be expanded, as will the glass/ceramic tile products development effort. During the first quarter, development of the silver recovery/glass slag production process continued with improvements in the ability to simultaneously recover pure silver and produce an acceptable glass product being achieved.

When the development of the glass/ceramic tile product line is completed, the Company achieves the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing of the received materials. The Company believes that these products will be commercially profitable and that the 100 percent recycling capability will provide the basis for profitable growth for the indefinite future. During the first quarter a preliminary market study was prepared and the Company now believes that the market for specialty floor and wall tile exceeds $1 billion in the United States.

The Company's development of leaching chemicals for the silver/gold mining industry has been on hold pending completion of the GOLD'n GRO liquid fertilizer development. In 2003 a small amount of laboratory testing was performed with the objective of developing technical knowledge of how the liquid photo-chemistry can be used as a leaching agent for metal extraction. In 2004 this work will be expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes.

This on-going development work will produce the processing know-how needed to adapt the technology to the mining sector, and for processing non-photographic precious metal bearing secondary materials. During the first quarter, laboratory development of leaching procedures for silver-bearing secondary solid materials was continued and plans are being developed to expand this effort during the third quarter. This development work is expected to produce raw materials for fertilizer manufacturing while producing much higher silver content products for the silver refinery. Production of raw materials for fertilizer manufacturing will reduce the amount of raw material being purchased from outside suppliers and will reduce the cost of those raw materials. Production of higher silver content materials for the silver refinery will reduce the per ounce cost of refining and increase the capacity of the refinery. Using this approach, the capital investment that would be required to expand silver refinery capacity can be used to expand recycling capabilities while producing substantial operational cost savings for both fertilizer manufacturing and silver refining.

Mining Technical Services revenues increased 6% during the first quarter. Three new clients were established during the first quarter. Services being provided are project planning and geological and technical evaluation of prospective mining property acquisitions by the new clients and assistance with new gold project recovery plant start up. The Technical Services division is in transition, with one long term project in the process of being sold by its owner, and the work for Golden Phoenix Minerals being phased down as it completes a successful start-up at its Mineral Ridge mine and expands its operating staff to perform more of the required project work in house. Continued increases in Mining Technical Services revenues will depend to a large degree on expansion of projects with existing clients and acquisition of new clients. Metals markets improved strongly in the first quarter producing increased interest in mining development in Nevada. The Company expects the Mining Technical Services segment to benefit from this improving trend in the metals markets.

Ongoing changes in the manufacturing process, arising as a result of specific sales opportunities such as the chelated zinc fertilizer products, require the installation of a heat exchange system. During the first quarter of 2004 engineering design was completed, and the application for a building permit was filed. The building permit was received during the first week of April, and installation, using a contractor was started immediately. The heat exchange system is expected to be operational by mid-May. The construction budget for this project is $200,000 and the total cost of the installed system including the required equipment is approximately $300,000.

Completion of the heat exchange system installation by mid May will eliminate a manufacturing bottleneck and make it possible to increase production of the chelated zinc products by 4 times on a single shift basis and by up to 12 times on a 3 shift basis.

The next production bottleneck needing attention is tank truck loading capacity. In 2002 the Company completed construction of a bulk liquid fertilizer tank truck load out facility which was expected to handle anticipated growth in demand for the chelated zinc product during the next two years. With the introduction of additional bulk products and increased demand for the chelated zinc products, additional load out capacity is needed. Engineering design for this expansion project was started during the first quarter, with the goal of submitting the application for a building permit by the end of May.

This expanded load out capacity, with a budget of approximately $300,000, will be needed to meet the shipping needs for the fall fertilizer season. The Company is actively seeking the needed funding so that construction can be started as soon as the permit is received.

During the quarter the Company upgraded its Web site with significantly improved features, at http;//www.itronics.com. This new Web site was created as part of a project to create separate Web sites for the Company's operating divisions and the GOLD'n GRO fertilizers. This expansion in Web site capabilities is expected to improve the Company's ability to grow using the marketing and communication efficiencies now being provided by the Internet.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending March 31, 2004 and has evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15.

Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended March 31, 2004.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreementwas accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004.

During the period of September 2002 through September 2003 a total of ten lawsuits were filed against the Company’s subsidiaries, WWI and IMI, by various equipment lessors. Six of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. The suits seek a total of $588,706 plus attorneys fees and other costs. Six of these suits, seeking a total of $318,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $241,093. Monthly payments on the settlements total $12,464 and are paid over various periods ranging from 6 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the remaining unsettled suits, three have received judgments and are being actively negotiated. No further action has occurred on the fourth unsettled suit.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of sales of unregistered securities for the three months ended March 31, 2004. All securities were issued subject to Rule 144 of the Securities and Exchange Commission.

Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	3,872,500	$ 350,500
Warrant exercises for cash	762,500	61,000
Conversion of notes payable and accrued interest	3,481,774	436,605
Private placement-officer note payable conversion	150,461	12,037
Interest on employee salary in arrears	483,445	67,118
Director fees	2,500	375
	8,753,180	$ 927,635

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

Item 3. Defaults Upon Senior Securities

As of March 31, 2004 lease payments totaling $681,339 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

Mechanics liens were filed for work done at the Company’s manufacturing facility in 2002. The Company was also delinquent in property taxes on the property as of December 31, 2003 in the amount of $27,035. Such liens not cleared after 60 days from the date of filing and delinquencies in property tax payments become defaults under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note was included in current liabilities at December 31, 2003. During the three months ended March 31, 2004 the remaining balance of the mechanics liens was paid and $19,044 of the property taxes was paid. Subsequent to March 31, 2004 the property taxes were paid current. In accordance with U.S. Generally Accepted Accounting Principles, the loan was reclassified as long term debt as of March 31, 2004 and only the portion of the loan due during the twelve months after March 31, 2004 is included in current liabilities.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $90,000 of the Notes have not responded to the offer and that amount, plus $38,633 in accrued interest, remains in default.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31 CERTIFICATION PURSUANT TO SECTION 302 OF THE

               SARBANES-OXLEY ACT OF 2002                                          24

    Exhibit 32 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

               1350 AS ADOPTED PURSUANT SECTION 906

               OF THE SARBANES-OXLEY ACT OF 2002                                   25

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended March 31, 2004:
March 2, 2004	Announcement that fertilizer sales are expected to double for the first quarter 2004.

March 23, 2004	Announcement that silver sales are expected to double for the first quarter of 2004.

March 31, 2004	Announcement that the Company’s stock was listed for trading on the Berlin Stock Exchange

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ITRONICS INC.

DATED: May 14, 2004                       By: /S/JOHN W. WHITNEY

                                             John W. Whitney

                                             President, Treasurer and Director

                                            (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 14, 2004                       By: /S/JOHN W. WHITNEY

                                             John W. Whitney

                                             President, Treasurer and Director

                                             (Principal Executive Officer)

DATED: May 14, 2004                       By: /S/MICHAEL C. HORSLEY

                                             Michael C. Horsley

                                             Controller

                                             (Principal Accounting Officer)