Form 10QSB
period 2004-06-30
ITRONICS INC
filed 2004-08-16
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                            For the quarterly period ended June 30, 2004

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

       As of July 31, 2004, 143,737,665 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2004
and December 31, 2003	4

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Six Months Ended June 30, 2004 and 2003	6

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2004 and 2003	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	13

Item 3. Controls and Procedures	23

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	24

Item 3 Defaults upon Senior Securities	25

Item 6. Exhibits and Reports on Form 8-K	25

Certifications	28

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

ASSETS

	JUNE 30,	DECEMBER 31,
	2004	2003
CURRENT ASSETS
Cash	$ 21,475	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700; 2003, $5,700	167,526	96,384
Marketable securities, available for sale	133,306	413,240
Inventories	529,896	425,525
Prepaid expenses	96,168	53,073
Current portion of deferred loan fees	36,807	40,773
Total Current Assets	985,178	1,063,494

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	100,371	102,203
Equipment and furniture	2,060,999	1,861,917
Vehicles	133,028	133,028
Equipment under capital lease	1,078,265	1,076,687
	4,754,978	4,556,150
Less: Accumulated depreciation and amortization	1,522,333	1,383,307
	3,232,645	3,172,843
OTHER ASSETS
Intangibles, net of amortization	8,459	8,483
Marketable securities, available for sale	-	120,000
Deferred loan fees, less current portion, net of
amortization	31,731	49,113
Deposits	26,575	26,575
	66,765	204,171
	$4,284,588	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2004	2003
CURRENT LIABILITIES
Accounts payable	$ 617,254	$ 517,989
Accrued management salaries	270,616	218,185
Accrued expenses	233,801	213,295
Insurance contracts payable	51,544	9,458
Interest payable	217,962	217,604
Current maturities of long-term debt	46,951	537,031
Current maturities of capital lease obligations	955,655	994,456
Current maturities of advances from an officer/stockholder	248,168	248,168
Current maturities of capital lease due stockholder	5,237	4,869
Current maturities of convertible notes and accrued interest	1,688,988	1,686,286
Other	19,592	27,056
Total Current Liabilities	4,355,768	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	589,949	123,059
Convertible promissory notes, less current maturities	1,557,000	2,376,100
Accrued interest, convertible notes, less current maturities	811,604	879,126
Capital lease obligations, less current maturities	30,003	75,391
Capital lease obligation, shareholder, less current maturities	11,284	14,117
Total Long-Term Liabilities	2,999,840	3,467,793
	7,355,608	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
142,667,114 at June 30, 2004; 122,373,953 at
December 31, 2003	142,667	122,374
Additional paid-in capital	17,698,322	15,234,212
Accumulated deficit	(21,618,376)	(20,105,087)
Common stock to be issued	621,533	672,255
Accumulated other comprehensive income (loss)	84,493	374,346
Common stock options outstanding, net	341	218
	(3,071,020)	(3,701,682)
	$ 4,284,588	$ 4,440,508

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES
Fertilizer	$ 476,910	$ 269,904	$ 706,389	$ 370,849
Photochemical recycling	75,084	56,744	129,643	99,117
Silver	21,517	8,017	64,475	20,985
Mining technical services	52,659	112,157	132,503	187,480
Total Revenues	626,170	446,822	1,033,010	678,431
COST OF SALES	588,598	419,690	1,029,171	697,496
Gross Profit (Loss)	37,572	27,132	3,839	(19,065)

OPERATING EXPENSES
Depreciation and amortization	79,338	83,177	157,449	165,554
Research and development	27,808	14,544	48,911	30,886
Sales and marketing	269,122	181,960	483,407	385,259
Delivery and warehousing	34,275	17,616	51,881	25,679
General and administrative	249,425	197,211	462,200	371,721
Total Operating Expenses	659,968	494,508	1,203,848	979,099
Operating (Loss)	(622,396)	(467,376)	(1,200,009)	(998,164)

OTHER INCOME (EXPENSE)
Interest expense	(202,325)	(241,403)	(411,095)	(471,106)
Gain on sale of investments	22,044	90,720	97,802	154,881
Other	5	(1,306)	13	6,856
Total Other Income (Expense)	(180,276)	(151,989)	(313,280)	(309,369)

Income (Loss) before provision for income tax	(802,672)	(619,365)	(1,513,289)	(1,307,533)
Provision for income tax	-	-	-	-
Net Income(Loss)	(802,672)	(619,365)	(1,513,289)	(1,307,533)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(105,099)	170,474	(289,853)	(31,193)
Comprehensive Income (Loss)	$ (907,771)	$ (448,891)	$(1,803,142)	$(1,338,726)

Weighted average number of shares
Outstanding (1,000’s)	137,761	96,992	132,651	94,629
Earnings (Loss) per share, basic
and diluted	$(0.006)	$(0.006)	$(0.011)	$(0.014)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(1,513,289)	$(1,307,533)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	157,449	165,554
Interest on convertible notes	261,411	306,921
Marketable securities received for services	(15,256)	(2,573)
(Gain) Loss on investments	(97,802)	(154,881)
Stock option compensation (credit)	123	(93,819)
(Gain) on debt restructuring	-	(29,370)
Bad debts	-	15
Expenses paid with issuance of common stock	310,925	280,562
(Increase) decrease in:
Trade accounts receivable	(71,142)	(145,817)
Inventories	(104,371)	(59,198)
Prepaid expenses and deposits	1,805	(27,494)
Increase (decrease) in:
Accounts payable	77,479	69,383
Accrued management salaries	52,431	146,348
Accrued expenses and contracts payable	58,077	182,121
Accrued interest	16,358	74,182
Net cash used by operating activities	(865,802)	(595,599)

Cash flows from investing activities:
Acquisition of property and equipment	(8,922)	(4,322)
Proceeds from sale of investments	223,139	277,819
Net cash provided (used) by investing activities	214,217	273,497

Cash flows from financing activities:
Proceeds from sale of stock	712,000	241,595
Proceeds from account receivable factoring, net	38,641	99,771
Payments on long-term debt	(112,080)	(58,380)
Net cash provided by financing activities	638,561	282,986
Net increase (decrease) in cash	(13,024)	(39,116)
Cash, beginning of period	34,499	57,201
Cash, end of period	$ 21,475	$ 18,085

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,513,289 during the six months ended June 30, 2004, a negative working capital of $3,370,590, and a stockholders’ deficit balance of $3,071,020 as of June 30, 2004. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants is continuing with offering prices ranging from $0.08 to $0.125 per share. The attached three year warrants are for one half to an equal number of shares with exercise prices equal to the share offering prices for the first year, double the respective amounts for the second year, and triple the respective amounts for the third year. During the six months ended June 30, 2004 $646,000 was received from this private placement and $66,000 was received from the exercise of warrants.

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

As of June 30, 2004 a total of nine lawsuits filed in 2003 and prior remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

County, Michigan. Two additional suits covering five leases were filed in Washoe County, Nevada in May 2004. The suits seek a total of $811,245 plus attorneys fees and other costs. Five of these suits, seeking a total of $278,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $227,093. Monthly payments on the settlements total $10,131 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the six remaining unsettled suits, three have received judgments. A settlement agreement reached on two of those is pending the ability to meet the initial payment terms. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other two unsettled suits.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

Successful settlement of the above claims is dependent on future financing.

5. As of June 30, 2004 lease payments totaling $769,529 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $37,700 in accrued interest, remains in default.

6. During the six months ended June 30, 2004 convertible promissory notes totaling $828,000 principal and $323,582 accrued interest were converted into common stock at prices ranging from $0.10 to $0.15 per share.

7. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2003.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Photochemical Fertilizer	$ 573,511	$ 334,665	$ 900,507	$ 490,951
Mining Technical Services	52,659	112,157	132,503	187,480
Consolidated Revenues	$ 626,170	$ 446,822	$ 1,033,010	$ 678,431

Gross Profit (Loss):
Photochemical Fertilizer	$ 42,372	$ (6,924)	$ 6,733	$(70,236)
Mining Technical Services	(4,800)	34,056	(2,894)	51,171
Consolidated Gross Profit (Loss)	$ 37,572	$ 27,132	$ 3,839	$(19,065)

Operating Income (Loss):
Photochemical Fertilizer	$(508,586)	$(410,067)	$(992,089)	$(862,387)
Mining Technical Services	(113,810)	(57,309)	(207,920)	(135,777)
Consolidated Operating Income (Loss)	$(622,396)	$(467,376)	$(1,200,009)	$(998,164)

Other Income (Expense):
Photochemical Fertilizer	$(202,325)	$(241,403)	$(411,095)	$(471,106)
Mining Technical Services	22,049	89,414	97,815	161,737
Consolidated Other Income (Expense)	$(180,276)	$(151,989)	$(313,280)	$(309,369)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(710,911)	$(651,470)	$(1,403,184)	$(1,333,493)
Mining Technical Services	(91,761)	32,105	(110,105)	25,960
Consolidated Net Income
(Loss) before taxes	$(802,672)	$(619,365)	$(1,513,289)	$(1,307,533)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2004	2003
Current Assets:
Photochemical Fertilizer	$ 719,030	$ 576,750
Mining Technical Services	190,401	473,594
	909,431	1,050,344

Property and Equipment, net:
Photochemical Fertilizer	3,079,840	2,991,047
Mining Technical Services	150,908	179,224
	3,230,748	3,170,271

Other Assets, net:
Photochemical Fertilizer	51,370	68,776
Mining Technical Services	1,615,338	1,917,747
	1,666,708	1,986,523

Total Assets:
Photochemical Fertilizer	3,850,240	3,636,573
Mining Technical Services	1,956,647	2,570,565
Total Segment Assets	5,806,887	6,207,138
Itronics Inc. assets	21,654,021	20,587,504
Less: inter-company elimination	(23,176,320)	(22,354,134)
Consolidated Assets	$ 4,284,588	$ 4,440,508

8. Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Unrealized holding gains (losses)
arising during the period	$ (57,886)	$ 143,776	$(110,588)	$ 52,469
Reclassification adjustment	(47,213)	26,698	(179,265)	(83,662)
Other Comprehensive Income (Loss)	$(105,099)	$ 170,474	$(289,853)	$(31,193)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(UNAUDITED)

9. Significant non-cash operating, investing, and financing activities for the six months ended June 30, 2004 include the conversion of $1,151,582 in convertible promissory notes and accrued interest into restricted common stock, payment of $180,000 in common stock for construction management services at the Stead manufacturing facility, settlement of $16,855 in accounts payable with common stock, and settlement by an officer/stockholder of $16,000 in accrued interest with common stock.

10. Warrants, options, and shares to be issued, totaling 66,217,576 and 46,351,882 shares as of June 30, 2004 and 2003, respectively, would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

11. The Company applies APB Opinion 25 in accounting for stock options. The following table shows a comparison of option compensation expense between this method compared to the Fair Market Value method under FASB Statement No. 123. The table also indicates the impact on net loss and loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Option Compensation Expense:
As reported	$ -	$ (40,822)	$ 123	$ (93,819)
Adjustment for additional expense
for fair value of options	38,296	40,825	39,418	93,823
Pro forma	$ 38,296	$ 3	$ 39,541	$ 4

Net Income (Loss):
As reported	$ (802,672)	$ (619,365)	$(1,513,289)	$(1,307,533)
Adjustment for additional expense
for fair value of options	(38,296)	(40,825)	(39,418)	(93,823)
Pro forma	$ (840,968)	$ (660,190)	$(1,552,707)	$(1,401,356)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.006)	$(0.006)	$(0.011)	$(0.014)
Pro forma	$(0.006)	$(0.007)	$(0.012)	$(0.015)

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $626,170 for the quarter ended June 30, 2004, compared to $446,822 for the prior year quarter, an increase of 40%. The increase was primarily due to an increase of $238,800 in Photochemical Fertilizer segment revenues, an increase of 71%, which was partially offset by a decrease in Mining Technical Services segment revenue of $59,500, or 53%. Consolidated revenues for the first six months of 2004 were $1,033,010 compared to $678,431 for the prior year period, an increase of 52%. This increase was due to an 83% increase in Photochemical Fertilizer segment revenues. The consolidated net loss was $802,672, or $0.006 per share, for the quarter ended June 30, 2004, compared to a net loss of $619,365 or $0.006 per share for the comparable 2003 period, an increased loss of $183,300, or 30%. The primary factors contributing to the increased loss for the quarter were a $123,900 swing from a profit to a loss in the Mining Technical Services segment, the prior year accounting credit of $40,800 to general and administrative expenses for expired employee stock options, and increased investment in future GOLD’n GRO fertilizer sales expansion by the addition of a senior sales agronomist, moving a senior sales agronomist to the Oregon/Washington territory, development of two new GOLD’n GRO fertilizer products, and research/development of markets for GOLD’n GRO Guardian. The consolidated net loss was $1,513,289 or $0.011 per share, for the six months ended June 30, 2004, compared to a net loss of $1,307,533, or $0.014 per share for the comparable 2003 period, an increased loss of 16%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being sold under the GOLD’n GRO trademark in the western U.S. markets in Arizona, California, Colorado, Hawaii, and Nevada. GOLD’n GRO fertilizer products are being introduced in the eastern U.S. markets in Connecticut, Delaware, Massachusetts, New Jersey, New York, Pennsylvania, and Rhode Island and will be introduced into Oregon and Washington upon completion of registration requirements. Revenues are generated from photochemical collection services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$ 573,511	$ 334,665	$ 900,507	$ 490,951
Gross profit (loss)	$ 42,372	$ (6,924)	$ 6,733	$ (70,236)
Operating income (loss)	$(508,586)	$(410,067)	$ (992,089)	$ (862,387)
Other income (loss)	$(202,325)	$(241,403)	$ (411,095)	$ (471,106)
Net income (loss) before taxes	$(710,911)	$(651,470)	$(1,403,184)	$(1,333,493)

Total segment revenues for the second quarter of 2004 were approximately $573,500, an increase of 71% from the prior year second quarter. Fertilizer sales for the quarter were $476,900, compared to $269,900 for the 2003 second quarter, an increase of 77%. The fertilizer sales increase is attributable to ongoing sales and marketing efforts with the Company’s California distribution network. The distribution network’s sales efforts, with the assistance from the Company’s three senior sales agronomists, are producing larger sales volumes of the various GOLD’n GRO fertilizer products from an increasing number of the distribution network’s California stores. Total photochemical recycling revenue for the quarter increased by 32% on increased volume of 36%, compared to the second quarter of 2003. Photochemical volume increases are continuing to be driven by growth in digital print photo finishing. Silver sales increased $13,500 from the second quarter of 2003, an increase of 168%. The increase is attributable to a combination of increased sales of the Silver Nevada Miner silver bars and recycled film. Cost of sales increased $189,600 due to increases of $144,000 in direct material costs due to increased sales, $17,300 in payroll and related costs due to overtime to support GOLD’n GRO fertilizer sales growth, and $14,800 in insurance costs related to increased sales. The segment recorded a gross profit of $42,400 for the quarter, compared to a gross loss of $6,900 for the second quarter of 2003, an improvement of $49,300.

Segment operating expenses increased $147,800 from the second quarter of 2003, due primarily to an increase in sales and marketing expense of $75,100 due to a combination of hiring a new senior sales agronomist and increased corporate marketing, an increase in general and administrative expenses of $45,600 due primarily to a prior year accounting credit of $36,700 from the expiration of stock options, an increase in research and development costs of $13,300 due to development of the GOLD’n GRO Guardian fertilizer product, and an increase of $16,700 in delivery and warehousing costs associated with increased fertilizer sales.

These factors resulted in a 2004 second quarter segment operating loss of $508,600 compared to a loss of $410,100 for the second quarter of 2003, an increased operating loss of $98,500, or 24%.

Other expense decreased $39,100 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $710,900 for the quarter ended June 30, 2004, compared to a loss of $651,500 for the prior year quarter, an increased loss of $59,400 or 9%.

For the first six months of 2004 revenues were $900,500, compared to $491,000 for the comparable 2003 period, an increase of 83%. Gross profit for the first six months of 2004 was $6,700, compared to a gross loss of $70,200 for the comparable prior year period, an improvement of $77,000. Operating loss for the first six months of 2004 was approximately $992,100 compared to $862,400 for the first six months of 2003, an increased loss of $129,700, or 15%.

Other expense decreased $60,000 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $1,403,200 for the six months ended June 30, 2004, compared to a loss of $1,333,500 for the prior year period, an increased loss of $69,700 or 5%.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$ 52,659	$ 112,157	$ 132,503	$ 187,480
Gross profit (loss)	$ (4,800)	$ 34,056	$ (2,894)	$ 51,171
Operating income (loss)	$(113,810)	$(57,309)	$(207,920)	$(135,777)
Other income (expense)	$ 22,049	$ 89,414	$ 97,815	$ 161,737
Net income (loss) before taxes	$ (91,761)	$ 32,105	$(110,105)	$ 25,960

Mining technical services revenue was $52,700 for the quarter ended June 30, 2004, compared to $112,200 for the comparable quarter of 2003, a decrease of 53%. Cost of sales decreased by $20,600, due to decreased labor and consulting costs. These factors resulted in a second quarter gross loss for the segment of $4,800 compared to a gross profit of $34,100 for the prior year second quarter, a decrease of $38,900. The decline is due to a prior year litigation services project that was completed in 2003.

Segment operating expenses increased $17,600 due primarily to an increase of $12,100 in sales and marketing expenses due to increased efforts to find new technical service projects.

The combination of these factors resulted in a 2004 second quarter segment operating loss of $113,800, compared to a loss of $57,300 for the second quarter of 2003, an increased operating loss of $56,500, or 99%.

Other income for the second quarter of 2004 was $22,000 compared to $89,400 for the prior year second quarter., This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $91,800 for the quarter ended June 30, 2004, compared to a profit of $32,100 for the prior year quarter, an increased loss of $123,900.

For the first six months of 2004, segment revenue totaled $132,500 compared to $187,500 for the first six months of 2003, a decrease of 29%. Gross loss for the first six months of 2004 was $2,900, compared to a gross profit of $51,200 for the comparable prior year period, a decreased gross profit of $54,100. Operating loss for the period was $207,900 compared to an operating loss of $135,800 for the comparable 2003 period, an increased operating loss of $72,100, or 53%. The primary factor contributing to the decline was decreased professional fees on technical services projects.

Other income for the first six months of 2004 was $97,800 compared to $161,700 for the prior year period. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $110,100 for the six months ended June 30, 2004, compared to a profit of $26,000 for the prior year period, an increased loss of $136,100.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2004 operating loss of $622,400, compared to $467,400 for the second quarter of 2003, an increased operating loss of $155,000, or 33%. Net loss before taxes for the second quarter 2004 was $802,700 compared to $619,400 for the prior year second quarter, an increased loss of $183,300 or 30%. For the six month period ended June 30, 2004 the operating loss was $1,200,000 compared to $998,200 for the prior year comparable period, an increased operating loss of $201,800, or 20%. Net loss before taxes for the six months ended June 30, 2004 was $1,513,300 compared to $1,307,500 for the prior year six month period, an increased loss of $205,800, or 16%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $21,500 as of June 30, 2004, compared to $18,100 as of June 30, 2003. Net cash used for operating activities was approximately $865,800 for the first six months of 2004. The cash used for operating activities during the period was financed by a combination of sales of common stock of $646,000 from a private placement of restricted common stock and attached warrants, exercise of warrants totaling $66,000, proceeds from the sale of marketable securities of $223,100, and $38,600 in account receivable factoring.

Total assets decreased during the six months ended June 30, 2004 by $155,900 to $4,284,600. Current assets decreased $78,300 due to a decrease in marketable securities of $279,900, partially offset by increases of $71,100 in accounts receivable and $104,400 in inventory. Net property and equipment increased $59,800 due to $180,000 in capitalized construction costs to install heating/cooling equipment at the Stead manufacturing facility, partially offset by depreciation and amortization. Other assets decreased by $137,400 due to a combination of a decline in value of marketable securities and the reclassification of marketable securities to current assets. At June 30, 2004 the Company owned 192,400 shares of GPXM with a current market value of $52,900. During the six months ended June 30, 2004 the Company sold 586,500 GPXM shares, with total net proceeds of $183,600 and sold $39,500 of other marketable securities, to assist with the Company’s cash operating requirements.

Current liabilities decreased during the six months ended June 30, 2004 by $318,600 and total liabilities decreased by $786,600. Total liabilities decreased due to the conversion into common stock of a total of $1,151,600 in Convertible Promissory Notes and accrued interest. This decrease was partially offset by current period accrued interest on convertible promissory notes of $261,400. Changes in current liabilities include a decrease of $490,100 in current maturities of long-term debt due to the reclassification to long-term debt of the loan on the Stead manufacturing facility and which was partially offset by increases of $99,300 in accounts payable, $52,400 in accrued management salaries, $20,500 in accrued expenses, which includes $28,900 in federal and state payroll taxes, and $42,100 in insurance contracts payable.

III. Working Capital/Liquidity

During the six months ended June 30, 2004, working capital improved by $240,300 to a deficit balance of $3,370,600. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. However, cash liquidity is being managed and the Company has been able to make sufficient payments to keep most significant creditors working with it. The cash shortage is a result of two factors. First, fertilizer sales have not expanded at the rate originally anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was allowed to expire in February 2004. A private placement of stock with attached warrants is continuing, with $646,000 received during the six months ended June 30, 2004. $66,000 was received from the exercise of warrants during the six months ended June 30, 2004, with an additional $44,000 received subsequent to that date. In addition, operating cash requirements were met by the sale of marketable securities for $223,100 and by payment of certain consulting fees and some management salaries totaling $310,900 in the form of common stock rather than cash.

There has been a long term commitment by officers and other members of management to support the Company by investing funds for the Company’s growth. One officer/shareholder has invested a total of $945,000 in cash and foregone salary during the period 2001 to date, including $132,900 in 2004. Two other members of management have foregone salary totaling $366,500 during the period 2001 through 2003. Additional members of management invested $62,000 cash in 2003. All cash and foregone salary net of withheld taxes has been invested in the Company’s private placements under the same terms and conditions as all other investors.

Solid progress in implementation of the Company’s business plan has been achieved during the first half of 2004 with the Photochemical Fertilizer segment generating a gross profit for both the quarter and the first half for the first time in the Company’s history. The Company believes that business plan implementation needs to be accelerated to meet profitability goals and believes that can be accomplished if sufficient capital is obtained. The Company is aggressively seeking the required capital.

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, and the availability of funding to support sales growth.

IV. Growth Plans and Implementation

The most significant developments in the second quarter were increasing sales of GOLD’n GRO liquid fertilizer by 77% compared to the prior year quarter and 90% for the first six months and completion of installation and start up of a heat exchange system at the Company’s "Beneficial Use Photochemical, Silver, and Water Recycling" plant in Reno, Nevada. The heat exchange system reduces the time required to manufacture GOLD’n GRO chelated zinc fertilizer products and increases production capacity for these products by four times on a single shift and by up to 12 times during 24 hours of production. Getting the heat exchange system operational significantly streamlines fertilizer production, reduces manufacturing costs, and improves the Company’s ability to meet ongoing sales increases as they occur.

The next plant facility expansion project is to increase tank truck loading capacity. In 2002 the Company completed construction of a bulk liquid fertilizer tank truck load out facility which was expected to handle anticipated growth in demand for the chelated zinc product during the next two years. With the introduction of additional bulk products and increased demand for the chelated zinc products, additional load out capacity is needed. Engineering design for this expansion project was started during the first quarter and application for a building permit was submitted in the second quarter. The application is in the late stages of governmental review and the construction permit is expected to be issued in the third quarter.

The Company’s primary focus is to increase bulk GOLD’n GRO liquid fertilizer sales as rapidly as possible. A secondary area of focus is on the Urban market, which includes Home Lawn and Garden, Landscape Construction and Maintenance, and Nursery and Greenhouse markets. The plan for entry into these markets is to combine high quality GOLD’n GRO fertilizer products with technologically advanced liquid fertilizer injection equipment that provides economical, easy use of fertilizers on the consumer’s lawn or garden. The recent addition of a line of liquid fertilizer injectors to the Company’s "e" store is the first step into these markets. The third area of focus is development of specialty fertilizers that can be sold at higher profit margins than the bulk products. Development of the GOLD’n GRO Guardian animal repellant is an example of this type of specialty fertilizer.

Six types of growth initiatives are underway to expand revenue now and in future years; (1) revenue growth through the rest of 2004 will be achieved by continued sales increases with established products in established sales territories, (2) expansion of GOLD’n GRO crop applications, (3) geographic expansion of GOLD'n GRO fertilizer sales, (4) expansion of the GOLD'n GRO fertilizer product line, (5) processing and refining technology developments that have the objective of expanding raw material sources, reducing costs and widening profit margins for those activities, and (6) early in the second quarter Itronics Board of Directors authorized management to investigate and initiate small acquisitions with solid potential to expand internally generated sales growth that is already underway. A discussion of the progress of these growth initiatives follows and is presented in the order listed above.

(1) Sales growth of GOLD'n GRO liquid fertilizers is being generated by a broader base of distributor stores selling the products, more of the distributors’ sales force participating in the sales programs, and more products being sold in bulk truck load quantities.

The rapid growth in silver halide photofinishing for digital photographers continued to increase the Company's volume of used silver-bearing photoliquids with a 46 percent increase in the first quarter of 2004 and 36 percent increase in the second quarter compared to prior year quarters. This growth is occurring within the Company's existing customer base in northern Nevada and northern California. This continuing rapid growth in silver-bearing photoliquids, ensures the Company will continue to have a more than adequate supply to support the rapid growth in GOLD'n GRO fertilizer sales that is underway.

Silver sales more than doubled in the second quarter with a 168 percent increase. More than half of the increase in silver sales was generated by sales of the Company's 0.999 percent pure 5 troy ounce Silver Nevada Miner numismatic bars and x-ray film silver. The silver price fluctuated sharply during the quarter, but was up significantly. Wide silver price fluctuation at higher levels is expected during the balance of 2004. Silver sales are expected to continue to increase through the end of 2004.

Photochemical Concentrator sales efforts have been put on hold due to the rapid growth in used photochemical supplies within the Company's established customer base. Because of this, the Massachusetts Photochemical sales office is being expanded to assist in the GOLD'n GRO fertilizer injector sales development for the Home Lawn and Garden and the Landscape Construction and Maintenance markets. This office will assist in developing GOLD'n GRO fertilizer sales relationships with liquid fertilizer injector distributors and will assist in expanding GOLD'n GRO liquid fertilizer sales in the northeastern states. The GOLD'n GRO fertilizer package size being introduced into these markets is the 2.5 gallon bottle which is approximately equivalent in weight and analysis to the 25 pound bags of dry fertilizers typically sold in the big box stores such as The Home Depot and Lowes. Some customers in these markets will also buy product in 55 gallon drums.

(2) Several new crop applications are being evaluated. The Company and its distributor sales force are demonstrating that several of the GOLD'n GRO "field ready" blends provide improved nutrition uptake when applied foliar which creates opportunities for use on lower value large acreage field crops. Two new foliar applications that are working well are the use of GOLD'n GRO applied foliar on young oats, and GOLD'n GRO applied foliar on alfalfa. Both of these are large acreage markets that require bulk truck load quantities of GOLD'n GRO products. These new developments expand the foliar application markets for GOLD'n GRO fertilizers and open up the potential for economical large scale use in other parts of the United States.

Field trials whose objectives are to demonstrate different aspects of GOLD'n GRO product use were increased during the second quarter with 12 trials currently in various stages. Most will be completed during the third and fourth quarters, but field observations will continue for up to a year at locations where GOLD'n GRO soil conditioning effects are being examined. All trials are comparisons to standard grower fertilization practice presently in use.

Preliminary findings are that the new GOLD'n GRO base liquid is helping reduce plugging problems commonly encountered in drip and micro-sprinkler irrigation. In certain locations that have poor water quality the GOLD'n GRO base liquid appears to be improving proprietary field fertilizer mix stability. At other locations, use of the GOLD'n GRO base liquid also appears to be improving plant nutrient uptake from the soil, especially when used in combination with one or more of the GOLD'n GRO chelated nutrient metal products. The target market for GOLD'n GRO base liquid is to have it used as an integral component of distributor proprietary field mixes with the usage tailored to achieve specific mix objectives.

Another group of trials is underway to evaluate low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S(sulfur) with one of the GOLD'n GRO chelated zinc products at second, third, and fourth cutting for alfalfa being grown for dairy cow feed. Early indications are that the nutrient content of the alfalfa is being improved, which benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The target market is large with more than 23 million acres of alfalfa being grown in the United States.

Another group of trials is evaluating low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S and GOLD'n GRO 20-1-7 + 3%S on silage corn and field corn. Early indications are that a positive growth response is obtained and in one trial the corn is putting out tassels earlier. A benefit of accelerated growth of the corn would be earlier harvest, which provides a number of benefits including lower risk of loss due to frost and fall rains, and possibly lower drying cost. Another possible outcome is greater corn stalk mass which would be beneficial to silage corn being grown for cattle feed. The target markets for these applications are large with more than 79 million acres of grain and silage corn being grown in the United States. Fertilization applications for corn are expected to become more important as the use of domestically grown corn to produce ethanol for fuel continues to expand.

Two additional large acreage crops that have potential for low rate foliar fertilization (1 to 2 gallons per acre) application development for GOLD'n GRO liquid fertilizers are cotton and soybeans. Some foliar applications have already been tested on cotton with positive results, and a small amount of work has been done on dry beans with positive results. More than 13 million acres of cotton are grown in the United States and almost 80 million acres of soybeans are grown.

Field evaluation of GOLD'n GRO 9-0-1 + 7%Zn(zinc) and GOLD'n GRO 9-0-2 + 3%Zn is continuing. GOLD'n GRO 9-0-1 + 7%Zn was introduced in late 2001 for bulk use and GOLD'n GRO 9-0-2 + 3%Zn was introduced for bulk use in early 2004. Large scale usage of GOLD'n GRO 9-0-1 + 7%Zn is demonstrating up to 2 times greater effectiveness when compared to usage of standard products. Early indications are that GOLD'n GRO 9-0-2 + 3%Zn is comparably effective. Both nutrient content and nutrient balance are being improved by use of these products and this demonstrated effectiveness is expected to continue to drive sales growth. These products are used on most crops and the Company believes that the potential United States market is in the range of 6 to 10 million gallons.

An environmental benefit that results from the effectiveness of the GOLD'n GRO chelated zinc products is a 20 percent to 90 percent reduction in the amount of zinc metal needed to satisfy the nutrient requirements of the crops being fertilized. Large scale field soil sampling is showing that with the lower application rates there is very little carry over of nutrient metal to the next crop and nutrient metal accumulation in the soil is virtually eliminated.

(3) During the second quarter the Company continued its geographic expansion of GOLD'n GRO liquid fertilizer sales. Expansion of sales into Oregon, Washington, and Idaho is being implemented by relocating a senior sales agronomist to Walla Walla, Washington. Early in the second quarter the Company initiated the registration process for products that will be sold in those states. Review of the registration requirements in Oregon and Washington was completed in the second quarter. In conjunction with our distributor network, the registration process for those states was begun in the third quarter. GOLD’n GRO 9-0-1+7% Zinc is now registered in Idaho and additional products are being considered for registration. Registration of products in Florida has not yet been started. Based on the Company's experience to date, meaningful commercial sales can be generated about a year after these activities are initiated. Thus, these activities are foundation building for continued sales growth in 2005 and beyond. Each new geographic area developed will require the same procedural approach.

(4) GOLD'n GRO product development is continuing with two new fertilizers being developed, a high magnesium content liquid fertilizer and a calcium plus magnesium liquid fertilizer. These liquid fertilizers are technically more complex than the other GOLD'n GRO fertilizers and so their development was delayed until the basic line of GOLD'n GRO fertilizers was completed. These products will be evaluated for foliar and soil application in the third and fourth quarters and are expected to be available for sale during the first quarter of 2005.

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

The animal repellent/fertilizer market is new for the Company. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. so the present center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. Markets served will be the commercial landscape and wholesale and retail nursery segments. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications, and therefore the distribution channels are different from the channels being developed for GOLD'n GRO fertilizers for which the major uses are food crops.

Results of the research of the GOLD’n GRO Guardian animal repellant has provided a basis for a fertilizer bird (goose) repellant product that will be perfected for small plot field trial and registration after the registration of GOLD’n GRO Guardian is underway.

(5) In early 2003 the Company re-activated its silver refining technology development at a low level and also began a low level of product development for glass and tile formulations and products. During 2003 the first pieces of glass/ceramic tile were produced. In 2004 the silver refining technology development is being expanded, but further work on the glass/ceramic tile products development effort is being delayed until 2005. During the second quarter, development of the silver recovery/glass slag production process continued with improvements in the ability to simultaneously recover pure silver and produce an acceptable glass product being achieved.

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

The Company's development of leaching chemicals for the silver/gold mining industry has been on hold pending completion of the GOLD'n GRO liquid fertilizer development. In 2003 a small amount of laboratory testing was performed with the objective of developing technical knowledge of how the liquid photo-chemistry can be used as a leaching agent for metal extraction. In 2005 this work will be expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes.

This on-going development work will produce the processing know-how needed to adapt the technology to the mining sector, and for processing non-photographic precious metal bearing secondary materials. During the second quarter, laboratory development of leaching procedures for silver-bearing secondary solid materials was continued and plans are being developed to expand this effort during the third quarter. This development work is expected to produce raw materials for fertilizer manufacturing while producing much higher silver content products for the silver refinery. Production of raw materials for fertilizer manufacturing will reduce the amount of raw material being purchased from outside suppliers and will reduce the cost of those raw materials. Production of higher silver content materials for the silver refinery will reduce the per ounce cost of refining and increase the capacity of the refinery. Using this approach, the capital investment that would be required to expand silver refinery capacity can be used to expand recycling capabilities while producing substantial operational cost savings for both fertilizer manufacturing and silver refining.

(6) Late in the second quarter the Company initiated review of two possible small business acquisitions. Discussions are in preliminary stages and successful completion is dependent on securing financing.

During the quarter the Company upgraded its Web site with significantly improved features, at http;//www.itronics.com. This new Web site was created as part of a project to establish separate Web sites for the Company's operating divisions and the GOLD'n GRO fertilizers. This expansion in Web site capabilities is expected to improve the Company's ability to grow using the marketing and communication efficiencies now being provided by the Internet.

Early in the third quarter the Company announced the formation of three new web sites. The new web address for Itronics Metallurgical, Inc. is www.itromet.com. The new web address for Whitney & Whitney, Inc. is www.whitneywhitney.com. The new web address for GOLD'n GRO is www.goldngro.com.

Acquisition of web addresses and establishment of the new web sites implements another part of Itronics growth strategy. Creating and operating separate sites for the subsidiaries and for GOLD'n GRO liquid fertilizers will make it easier for customers and investors to do business and to communicate with Itronics and its operating units. The Company's plan is to expand content of the individual web pages and to expand the Company's ability to conduct "e-commerce" as the Company completes the transition from being a small research and development company into a large commercial processing and manufacturing company.

During the second quarter the sales of the Mining Technical Services division declined due to winding up of on-going projects and delays related to client financing for new projects that are starting up. During the quarter plans were being developed for internet publication of Mining Company Profiles which are being developed using organizational formats developed by Whitney & Whitney, Inc. and using the Technical Service Division's extensive Company Annual Report library and related information. Development of this internet publishing project will be on-going during the balance of 2004 and 2005. The plan is to provide certain Mining Company & Mining Industry Profile data via on-line subscription.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending June 30, 2004 and has evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended June 30, 2004.

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

As of June 30, 2004 a total of nine lawsuits filed in 2003 and prior remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Two additional suits covering five leases were filed in Washoe County, Nevada in May 2004. The suits seek a total of $811,245 plus attorneys fees and other costs. Five of these suits, seeking a total of $278,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $227,093. Monthly payments on the settlements total $10,131 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Of the six remaining unsettled suits, three have received judgments. A settlement agreement reached on two of those is pending the ability to meet the initial payment terms. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other two unsettled suits.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of unregistered securities issued during the three months ended June 30, 2004. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement for cash	2,889,000	$ 355,500
Warrant exercises for cash	62,500	5,000
Conversion of notes payable and accrued interest	4,786,733	714,977
Labor and consulting	200,000	21,000
Interest on employee salary in arrears	120,340	21,988
Director fees	2,500	475
	8,061,073	$1,118,940

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

Item 3. Defaults Upon Senior Securities

As of June 30, 2004 lease payments totaling $769,529 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $37,700 in accrued interest, remains in default.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31     CERTIFICATION PURSUANT TO SECTION 302 OF THE

                   SARBANES-OXLEY ACT OF 2002                              28

    Exhibit 32     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

                   1350 AS ADOPTED PURSUANT SECTION 906 OF THE

                   SARBANES-OXLEY ACT OF 2002                              29

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended June 30, 2004:
April 6, 2004	Announcement of an improved website.

April 13, 2004	Announcement that first quarter fertilizer sales more than
doubled the prior year comparable period.

April 22, 2004	Announcement that the "Beneficial Use Photochemical, Silver, and Water Recycling Program" is being introduced to the
cruise ship industry.

April 27, 2004	Announcement that first quarter silver sales more than
tripled over the prior year comparable period.

May 20, 2004	Announcement of first quarter financial results.

June 24, 2004	Announcement of the completed installation of a heat
exchange system at the Reno, Nevada plant, significantly
increasing fertilizer manufacturing capacity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ITRONICS INC.

DATED: August 13, 2004                        By: /S/JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President, Treasurer and Director

                                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: August 13, 2004                        By: /S/JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President, Treasurer and Director

                                                 (Principal Executive Officer)

DATED: August 13, 2004                        By: /S/MICHAEL C. HORSLEY

                                                 Michael C. Horsley

                                                 Controller

                                                 (Principal Accounting Officer)