Form 10QSB
period 2004-09-30
ITRONICS INC
filed 2004-11-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                For the quarterly period ended September 30, 2004

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

       As of November 8, 2004, 159,136,889 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE
Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2004
and December 31, 2003	4
Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Nine Months Ended September 30, 2004 and 2003	6
Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2004 and 2003	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	13

Item 3. Controls and Procedures	28

PART II- OTHER INFORMATION
Item 1. Legal Proceedings	29

Item 2. Changes in Securities and Use of Proceeds	29

Item 3 Defaults upon Senior Securities	30

Item 6. Exhibits and Reports on Form 8-K	31

Certifications	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(UNAUDITED)

ASSETS

	Sept. 30,	December 31,
	2004	2003
CURRENT ASSETS
Cash	$ -	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700; 2003, $5,700	129,977	96,384
Marketable securities, available for sale	66,845	413,240
Inventories	522,501	425,525
Prepaid expenses	69,742	53,073
Current portion of deferred loan fees	36,234	40,773
Total Current Assets	825,299	1,063,494

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	101,171	102,203
Equipment and furniture	2,069,587	1,861,917
Vehicles	133,028	133,028
Equipment under capital lease	1,078,265	1,076,687
	4,764,366	4,556,150
Less: Accumulated depreciation and amortization	1,595,464	1,383,307
	3,168,902	3,172,843
OTHER ASSETS
Intangibles, net of amortization	8,447	8,483
Marketable securities, available for sale	-	120,000
Deferred loan fees, less current portion, net of
amortization	23,040	49,113
Deposits	26,575	26,575
	58,062	204,171
	$4,052,263	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Sept. 30,	December 31,
	2004	2003
CURRENT LIABILITIES
Bank overdraft	$ 30,811	$ -
Accounts payable	560,030	517,989
Accrued management salaries	322,896	218,185
Accrued expenses	340,449	213,295
Insurance contracts payable	61,144	9,458
Interest payable	202,833	217,604
Current maturities of long-term debt	530,597	537,031
Current maturities of capital lease obligations	968,510	994,456
Current maturities of advances from an officer/stockholder	181,525	248,168
Current maturities of capital lease due stockholder	5,237	4,869
Current maturities of convertible notes and accrued interest	1,750,189	1,686,286
Other	19,679	27,056
Total Current Liabilities	4,973,900	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	97,613	123,059
Convertible promissory notes, less current maturities	1,537,000	2,376,100
Accrued interest, convertible notes, less current maturities	873,770	879,126
Capital lease obligations, less current maturities	-	75,391
Capital lease obligation, shareholder, less current maturities	10,192	14,117
Total Long-Term Liabilities	2,518,575	3,467,793
	7,492,475	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
148,573,715 at September 30, 2004; 122,373,953 at
December 31, 2003	148,574	122,374
Additional paid-in capital	18,166,018	15,234,212
Accumulated deficit	(22,388,332)	(20,105,087)
Common stock to be issued	602,247	672,255
Accumulated other comprehensive income (loss)	30,527	374,346
Common stock options outstanding, net	754	218
	(3,440,212)	(3,701,682)
	$ 4,052,263	$ 4,440,508

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
REVENUES
Fertilizer	$152,230	$ 51,676	$ 858,619	$ 422,525
Photochemical recycling	82,373	142,142	212,016	241,259
Silver	17,285	11,286	81,760	32,271
Mining technical services	37,846	103,088	170,349	290,568
Total Revenues	289,734	308,192	1,322,744	986,623
COST OF SALES	342,521	365,866	1,371,692	1,063,362
Gross Profit (Loss)	(52,787)	(57,674)	(48,948)	(76,739)

OPERATING EXPENSES
Depreciation and amortization	82,119	83,577	239,568	249,131
Research and development	45,338	14,741	94,249	45,627
Sales and marketing	215,549	193,103	698,956	578,362
Delivery and warehousing	10,807	8,079	62,688	33,758
General and administrative	210,405	267,909	672,605	639,630
Total Operating Expenses	564,218	567,409	1,768,066	1,546,508
Operating (Loss)	(617,005)	(625,083)	(1,817,014)	(1,623,247)

OTHER INCOME (EXPENSE)
Interest expense	(191,379)	(244,047)	(602,474)	(715,153)
Gain on sale of investments	38,418	197,485	136,220	352,366
Other	10	7	23	6,863
Total Other Income (Expense)	(152,951)	(46,555)	(466,231)	(355,924)

Income (Loss) before provision for income tax	(769,956)	(671,638)	(2,283,245)	(1,979,171)
Provision for income tax	-	-	-	-
Net Income(Loss)	(769,956)	(671,638)	(2,283,245)	(1,979,171)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(53,966)	46,736	(343,819)	15,543
Comprehensive Income (Loss)	$(823,922)	$(624,902)	$(2,627,064)	$(1,963,628)

Weighted average number of shares
Outstanding (1,000’s)	144,755	107,481	136,715	98,960
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.006)	$(0.017)	$(0.020)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2004	2003
Cash flows from operating activities
Net income (loss)	$(2,283,245)	$(1,979,171)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	239,568	249,131
Interest on convertible notes	383,572	469,052
Marketable securities received for services	(33,318)	(2,573)
(Gain) Loss on investments	(136,220)	(352,366)
Stock option compensation (credit)	536	(106,241)
(Gain) on debt restructuring	-	(29,370)
Bad debts	-	15
Expenses paid with issuance of common stock	478,045	559,188
(Increase) decrease in:
Trade accounts receivable	(33,593)	(92,769)
Inventories	(96,976)	(93,856)
Prepaid expenses and deposits	(3,207)	(37,629)
Increase (decrease) in:
Accounts payable	52,706	58,703
Accrued management salaries	104,711	116,095
Accrued expenses and contracts payable	174,700	(37,566)
Accrued interest	35,339	75,261
Net cash used by operating activities	(1,117,382)	(1,204,096)

Cash flows from investing activities:
Acquisition of property and equipment	(16,506)	(22,694)
Acquisition of marketable securities	-	(9,000)
Proceeds from sale of investments	320,390	559,887
Net cash provided (used) by investing activities	303,884	528,193

Cash flows from financing activities:
Proceeds from sale of stock	881,008	782,095
Proceeds from account receivable factoring, net	6,191	30,920
Payments on long-term debt	(139,011)	(109,682)
Net cash provided by financing activities	748,188	703,333
Net increase (decrease) in cash	(65,310)	27,430
Cash, beginning of period	34,499	57,201
Cash, end of period	$ (30,811)	$ 84,631

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

1. The unaudited condensed consolidated financial statements printed herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2003. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $2,283,245 during the nine months ended September 30, 2004, a working capital deficit of $4,148,601, and a stockholders’ deficit balance of $3,440,212 as of September 30, 2004. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants is continuing with offering prices ranging from $0.08 to $0.125 per share. The attached three year warrants are for one half to an equal number of shares with exercise prices equal to the share offering prices for the first year, double the respective amounts for the second year, and triple the respective amounts for the third year. During the nine months ended September 30, 2004 $646,000 was received from this private placement and $235,008 was received from the exercise of warrants.

4. In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments are delinquent as of September 30, 2004, but no collection action has been taken.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

As of September 30, 2004 a total of nine lawsuits filed in 2003 and prior remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Five of these suits, seeking a total of $278,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $227,093. Monthly payments on the settlements total $10,131 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on all of the restructured leases are in default, but no additional collection action has been taken. Of the seven remaining unsettled suits, three have received judgments. Legal counsel is actively negotiating three of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. The Company is attempting to negotiate a settlement.

Successful settlement of the above claims is dependent on future financing.

5. As of September 30, 2004 lease payments totaling $836,734 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $41,087 in accrued interest, remains in default.

As of September 30, 2004, the Company was delinquent on real property taxes in the amount of $3,689 plus interest and penalties. An additional tax payment of $3,647 became delinquent in October 2004. This is a technical default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender is aware of the situation and has taken no collection action. The Company was also in arrears in the amount of $2,417 as of September 30, 2004 on a promissory note secured by equipment. The Company is working with the lender’s legal counsel to bring the payments current. As required by U.S. Generally Accepted Accounting Principles, the principal balance of these notes, in the amount of $512,982, have been classified as current liabilities.

As of September 30, 2004 the Company’s subsidiaries were delinquent on approximately $147,000 in federal payroll taxes. Whitney & Whitney, Inc. has

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

been contacted by the Internal Revenue Service and expects a tax lien for approximately $23,000 to be filed by the end of November 2004. Tax liens totaling approximately $35,000 on two other subsidiaries may also be filed during the same time period. The Company is formulating a plan to bring the taxes current by the end of the year to prevent further collection action. Successful completion of a payment plan is dependent on future financing as more fully discussed in the Working Capital/Liquidity section of Management’s Discussion and Analysis or Plan of Operations.

6. During the nine months ended September 30, 2004 convertible promissory notes totaling $838,000 principal and $326,126 accrued interest were converted into common stock at prices ranging from $0.10 to $0.15 per share. Subsequent to September 30, 2004 convertible promissory notes totaling $570,000 and $228,094 in accrued interest were converted into common stock at prices ranging from $0.10 to $0.15.

7. Significant non-cash operating, investing, and financing activities for the nine months ended September 30, 2004 include the conversion of $1,164,126 in convertible promissory notes and accrued interest into restricted common stock, payment of $181,804 in common stock for construction management services at the Stead manufacturing facility, settlement of $16,855 in accounts payable with common stock, and settlement by an officer/stockholder of $94,919 in short term debt and $50,110 in accrued interest with common stock.

8. Warrants, options, and shares to be issued, totaling 63,860,067 and 64,033,047 shares as of September 30, 2004 and 2003, respectively, would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

9. Following are the components of Other Comprehensive Income:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

Unrealized holding gains (losses) arising during the period	$ (2,636)	$ 196,727	$ (27,796)	$ 271,930
Reclassification adjustment	(51,330)	(149,991)	(316,023)	(256,387)
Other Comprehensive Income (Loss)	$(53,966)	$ 46,736	$(343,819)	$ 15,543

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2003.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues:
Photochemical Fertilizer	$ 251,888	$ 205,104	$1,152,395	$ 696,055
Mining Technical Services	37,846	103,088	170,349	290,568
Consolidated Revenues	$ 289,734	$ 308,192	$1,322,744	$ 986,623

Gross Profit (Loss):
Photochemical Fertilizer	$ (39,434)	$ (58,023)	$ (32,701)	$(128,259)
Mining Technical Services	(13,353)	349	(16,247)	51,520
Consolidated Gross Profit (Loss)	$ (52,787)	$ (57,674)	$ (48,948)	$ (76,739)

Operating Income (Loss):
Photochemical Fertilizer	$(498,312)	$(514,518)	$(1,490,401)	$(1,376,905)
Mining Technical Services	(118,693)	(110,565)	(326,613)	(246,342)
Consolidated Operating Income (Loss)	$(617,005)	$(625,083)	$(1,817,014)	$(1,623,247)

Other Income (Expense):
Photochemical Fertilizer	$(191,379)	$(244,047)	$(602,474)	$(715,153)
Mining Technical Services	38,428	197,492	136,243	359,229
Consolidated Other Income (Expense)	$(152,951)	$ (46,555)	$(466,231)	$(355,924)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(689,691)	$(758,565)	$(2,092,875)	$(2,092,058)
Mining Technical Services	(80,265)	86,927	(190,370)	112,887
Consolidated Net Income
(Loss) before taxes	$(769,956)	$(671,638)	$(2,283,245)	$(1,979,171)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	September 30,	December 31,
	2004	2003
Current Assets:
Photochemical Fertilizer	$ 694,759	$ 576,750
Mining Technical Services	107,384	473,594
	802,143	1,050,344

Property and Equipment, net:
Photochemical Fertilizer	3,031,862	2,991,047
Mining Technical Services	135,608	179,224
	3,167,470	3,170,271

Other Assets, net:
Photochemical Fertilizer	42,667	68,776
Mining Technical Services	1,434,765	1,917,747
	1,477,432	1,986,523

Total Assets:
Photochemical Fertilizer	3,769,288	3,636,573
Mining Technical Services	1,677,757	2,570,565
Total Segment Assets	5,447,045	6,207,138
Itronics Inc. assets	21,990,645	20,587,504
Less: inter-company elimination	(23,385,427)	(22,354,134)
Consolidated Assets	$ 4,052,263	$ 4,440,508

11. The Company applies APB Opinion 25 in accounting for stock options. The following table shows a comparison of option compensation expense between this method compared to the Fair Market Value method under FASB Statement No. 123. The table also indicates the impact on net loss and loss per share:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Option Compensation Expense:
As reported	$ 413	$ (12,422)	$ 536	$(106,241)
Adjustment for additional expense
for fair value of options	20,214	12,422	59,632	106,245
Pro forma	$ 20,627	$ -	$ 60,168	$ 4

Net Income (Loss):
As reported	$(769,956)	$(671,638)	$(2,283,245)	$(1,979,171)
Adjustment for additional expense
for fair value of options	(20,214)	(12,422)	(59,632)	(106,245)
Pro forma	$(790,170)	$(684,060)	$(2,342,877)	$(2,085,416)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.005)	$(0.006)	$(0.017)	$(0.020)
Pro forma	$(0.006)	$(0.006)	$(0.017)	$(0.021)

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $289,734 for the quarter ended September 30, 2004, compared to $308,192 for the prior year quarter, a decrease of 6%. The decrease was due to a decrease of $65,200 in Mining Technical Services segment revenues, a decrease of 63%, which was partially offset by an increase in Photochemical Fertilizer segment revenue of $46,800, or 23%. Consolidated revenues for the first nine months of 2004 were $1,322,744 compared to $986,623 for the prior year period, an increase of 34%. This increase was due to a 66% increase in Photochemical Fertilizer segment revenues. The consolidated net loss was $769,956, or $0.005 per share, for the quarter ended September 30, 2004, compared to a net loss of $671,638 or $0.006 per share for the comparable 2003 period, an increased loss of $98,300, or 15%. The increased loss for the quarter was due to a $167,200 swing from a profit to a loss in the Mining Technical Services segment. The consolidated net loss was $2,283,245 or $0.017 per share, for the nine months ended September 30, 2004, compared to a net loss of $1,979,171, or $0.020 per share for the comparable 2003 period, an increased loss of 15%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being sold under the GOLD’n GRO trademark in the western U.S. markets in Arizona, California, Colorado, Hawaii, and Nevada. GOLD’n GRO fertilizer products are being introduced in the eastern U.S. markets in Connecticut, Delaware, Massachusetts, New Jersey, New York, Pennsylvania, and Rhode Island and will be introduced into Oregon, Washington and Idaho upon completion of registration requirements. Revenues are generated from photochemical collection services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$ 251,888	$ 205,104	$ 1,152,395	$ 696,055
Gross profit (loss)	$ (39,434)	$ (58,023)	$ (32,701)	$ (128,259)
Operating income (loss)	$(498,312)	$(514,518)	$(1,490,401)	$(1,376,905)
Other income (loss)	$(191,379)	$(244,047)	$ (602,474)	$ (715,153)
Net income (loss) before taxes	$(689,691)	$(758,565)	$(2,092,875)	$(2,092,058)

Total segment revenues for the third quarter of 2004 were approximately $251,900, an increase of 23% from the prior year third quarter. Fertilizer sales for the quarter were $152,200, compared to $51,700 for the 2003 third quarter, an increase of 195%. The fertilizer sales increase is attributable to ongoing sales and marketing efforts with the Company’s California distribution network. The distribution network’s sales efforts, with the assistance from the Company’s three senior sales agronomists, are producing larger sales volumes of the various GOLD’n GRO fertilizer products from an increasing number of the distribution network’s California stores. Total photochemical recycling revenue for the quarter decreased by 42%, due to prior year sales of photochemical concentrators totaling $80,900 that were not repeated in the current quarter. Revenue from photochemical recycling services increased 35% on increased volume of 50%, compared to the third quarter of 2003. Photochemical volume increases are continuing to be driven by growth in digital print photo finishing. Silver sales increased $6,000 from the third quarter of 2003, an increase of 53%. The increase is attributable to sales of silver bullion from processed photochemicals. Cost of sales increased $28,200 due to increases of $15,400 in direct material costs due to increased sales and $13,700 in payroll and related costs. The segment recorded a gross loss of $39,400 for the quarter, compared to a gross loss of $58,000 for the third quarter of 2003, an improvement of $18,600, or 32%.

Segment operating expenses increased nominally from the third quarter of 2003. Sales and marketing expense increased $24,300 due to a combination of hiring a new senior sales agronomist and increased corporate marketing. Research and development expenses increased $11,200 due to continuing development work on the GOLD’n GRO Guardian fertilizer product. General and administrative expenses decreased $36,400 due primarily to reductions of $17,600 in legal costs and $13,000 in payroll and related costs.

These factors resulted in a 2004 third quarter segment operating loss of $498,300 compared to a loss of $514,500 for the third quarter of 2003, a decreased operating loss of $16,200, or 3%.

Other expense decreased $52,700 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $689,700 for the quarter ended September 30, 2004, compared to a loss of $758,600 for the prior year quarter, a decreased loss of $68,900 or 9%.

For the first nine months of 2004 revenues were $1,152,400, compared to $696,100 for the comparable 2003 period, an increase of 66%. Gross loss for the first nine months of 2004 was $32,700, compared to a gross loss of $128,300 for the comparable prior year period, an improvement of $95,600, or 75%. Operating loss for the first nine months of 2004 was approximately $1,490,400 compared to $1,376,900 for the first nine months of 2003, an increased loss of $113,500, or 8%.

Other expense decreased $112,700 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,092,900 for the nine months ended September 30, 2004, compared to a loss of $2,092,100 for the prior year period, a nominal increased loss.

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

	Three Months Ended Sept. 30,	Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$ 37,846	$ 103,088	$ 170,349	$ 290,568
Gross profit (loss)	$ (13,353)	$ 349	$ (16,247)	$ 51,520
Operating income (loss)	$(118,693)	$(110,565)	$(326,613)	$(246,342)
Other income (expense)	$ 38,428	$ 197,492	$ 136,243	$ 359,229
Net income (loss) before taxes	$ (80,265)	$ 86,927	$(190,370)	$ 112,887

Mining technical services revenue was $37,800 for the quarter ended September 30, 2004, compared to $103,100 for the comparable quarter of 2003, a decrease of 63%. Cost of sales decreased by $51,500, due to decreases in labor and consulting costs of $22,800 and pass through costs of $27,600. These factors resulted in a third quarter gross loss for the segment of $13,400 compared to a gross profit of $300 for the prior year third quarter, a decrease of $13,700. The decline is due to a prior year litigation services project that was completed in 2003.

Segment operating expenses decreased $5,600 due primarily to a decrease in general and administrative expenses of $21,100, which was partially offset by an increase of $19,400 in research and development costs related to developing the insidemetals.com project. This project will be an internet subscription service offering financial and production information on gold mining companies.

The combination of these factors resulted in a 2004 third quarter segment operating loss of $118,700, compared to a loss of $110,600 for the third quarter of 2003, an increased operating loss of $8,100, or 7%.

Other income for the third quarter of 2004 was $38,400 compared to $197,500 for the prior year third quarter. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $80,300 for the quarter ended September 30, 2004, compared to a profit of $86,900 for the prior year quarter, an increased loss of $167,200.

For the first nine months of 2004, segment revenue totaled $170,300 compared to $290,600 for the first nine months of 2003, a decrease of 41%. Gross loss for the first nine months of 2004 was $16,200, compared to a gross profit of $51,500 for the comparable prior year period, a decreased gross profit of $67,800. Operating loss for the period was $326,600 compared to an operating loss of $246,300 for the comparable 2003 period, an increased operating loss of $80,300, or 33%. The primary factor contributing to the decline was decreased professional fees on technical services projects.

Other income for the first nine months of 2004 was $136,200 compared to $359,200 for the prior year period. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $190,400 for the nine months ended September 30, 2004, compared to a profit of $112,900 for the prior year period, an increased loss of $303,300.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2004 operating loss of $617,000, compared to $625,100 for the third quarter of 2003, a decreased operating loss of $8,100, or 1%. Net loss before taxes for the third quarter 2004 was $770,000 compared to $671,600 for the prior year third quarter, an increased loss of $98,300 or 15%. For the nine month period ended September 30, 2004 the operating loss was $1,817,000 compared to $1,623,200 for the prior year comparable period, an increased operating loss of $193,800, or 12%. Net loss before taxes for the nine months ended September 30, 2004 was $2,283,200 compared to $1,979,200 for the prior year nine month period, an increased loss of $304,100, or 15%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $(30,800) as of September 30, 2004, compared to $84,600 as of September 30, 2003. Net cash used for operating activities was approximately $1,117,400 for the first nine months of 2004. The cash used for operating activities during the period was financed by a combination of sales of common stock of $646,000 from a private placement of restricted common stock and attached warrants, exercise of warrants totaling $235,000, proceeds from the sale of marketable securities of $320,400, and $6,200 in account receivable factoring.

Total assets decreased during the nine months ended September 30, 2004 by $388,200 to $4,052,300. Current assets decreased $238,200 due to a decrease in marketable securities of $346,400, partially offset by increases of $33,600 in accounts receivable and $97,000 in inventory. Net property and equipment decreased nominally by $3,900 due to $181,800 in capitalized construction costs to install heating/cooling equipment at the Stead manufacturing facility, which was offset by depreciation and amortization. Other assets decreased by $146,100 due to a combination of a decline in value of marketable securities and the reclassification of marketable securities to current assets. At September 30, 2004 the Company owned 113,700 shares of GPXM with a current market value of $31,800. During the nine months ended September 30, 2004 the Company sold 840,200 GPXM shares, with total net proceeds of $249,200 and sold $71,200 of other marketable securities, to assist with the Company’s cash operating requirements.

Current liabilities increased during the nine months ended September 30, 2004 by $299,500 and total liabilities decreased by $649,700. Total liabilities decreased due to the conversion into common stock of a total of $1,164,100 in Convertible Promissory Notes and accrued interest. This decrease was partially offset by current period accrued interest on convertible promissory notes of $383,600. Changes in current liabilities include an increases of $30,800 in bank overdraft, $42,000 in accounts payable, $104,700 in accrued management salaries, $127,200 in accrued expenses, and $51,700 in insurance contracts payable. The increase in accrued expenses includes an increase of $124,200 in delinquent federal and state payroll taxes. The above increases in current liabilities were partially offset by decreases of $14,800 in accrued interest and $66,600 in current maturities of advances from an officer/stockholder. These decreases are attributable to the officer/stockholder exercising various common stock warrants by converting $94,900 in short term advances and $50,100 in accrued interest into the Company’s restricted common stock.

III. Working Capital/Liquidity

During the nine months ended September 30, 2004, working capital decreased by $537,700 to a deficit balance of $4,148,600. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. First, fertilizer sales have not expanded at the rate originally anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was allowed to expire in February 2004. A private placement of stock with attached warrants is continuing, with $646,000 received during the nine months ended September 30, 2004. $235,000 was received from the exercise of warrants during the nine months ended September 30, 2004. In addition, operating cash requirements were met by the sale of marketable securities for $320,400 and by payment of certain consulting fees and some management salaries totaling $478,000 in the form of common stock rather than cash.

There has been a long term commitment by officers and other members of management to support the Company by investing funds for the Company’s growth. One officer/shareholder has invested a total of $1,075,200 in cash and deferred salary during the period 2001 through September 30, 2004, including $289,700 in 2004. Two other members of management have deferred salary totaling $366,500 during the period 2001 through 2003 and have deferred additional salary of $36,000 during the third quarter of 2004. Additional members of management invested $62,000 cash in 2003. All cash and deferred salary that have been invested in the Company’s private placements were under the same terms and conditions as all other investors.

To assist with the Company’s short and long term working capital needs, the Company has engaged an investment banking firm which is a registered broker/dealer, an investor relations and business consulting firm, and an investment fund. The registered broker/dealer is analyzing various financing alternatives, primarily in the area of refinancing the Company’s plant facility and the related leased equipment. The investor relations and business consulting firm is concentrating on marketing the Company and its business plan/strategy. The investment fund is planned to provide a three year equity line of credit arrangement to raise up to $3,000,000. It is projected that the equity line of credit will take effect in the second quarter of 2005.

Solid progress in implementation of the Company’s business plan has been achieved during the first nine months of 2004 with GOLD’n GRO fertilizer sales increasing 195% for the third quarter of 2004 and 103% for the first nine months of 2004. The Company believes that the business plan implementation needs to be accelerated to meet profitability goals and believes that can be accomplished if sufficient capital is obtained. The Company is aggressively seeking the required capital.

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, and the availability of funding to support sales growth.

IV. Growth Plans and Implementation

For a number of years the Company’s main focus has been on its Photochemical Fertilizer Division. This Division, operated by its wholly-owned subsidiary Itronics Metallurgical, Inc., has been perfecting the GOLD’n GRO line of liquid fertilizers and developing large volume markets for them. Much of the pioneering development work is now complete, and the Division has commenced commercial operations. The Mining Technical Services Division, operated by its wholly-owned subsidiary WWI, worked for a number of years with a limited number of clients helping them develop their projects or solve various types of mining related problems. Much of the work required by these clients has now been completed.

During the second quarter the Company upgraded its web site., http://www.itronics.com with significantly improved features. Early in the third quarter the Company announced the formation of three new web sites, www.itromet.com for Itronics Metallurgical, Inc.,

www.whitneywhitney.com for Whitney & Whitney, Inc., and www.goldngro.com for GOLD’n GRO fertilizer.

Acquisition of web addresses and establishment of the new web sites implements another part of Itronics growth strategy. Creating and operating separate sites for the subsidiaries and for GOLD'n GRO liquid fertilizers will make it easier for customers, suppliers, and investors to do business and to communicate with Itronics and its operating units. The Company's plan is to expand content of the individual web pages and to expand the Company's ability to conduct "e-commerce" as the Company completes the transition from being a small research and development company into a large commercial processing and manufacturing company. A new "e-commerce" plan by the Company's Mining Technical Services division is described herein for the first time.

With the successful completion of much of the pioneering development work by the Photochemical Fertilizer Division, and with the wrapping up of the Mining Technical Services long term consulting projects, the Company is developing growth plans for both divisions that are expected to drive the Company's expansion well into the future. The status of these plans and their implementation is described for each division.

Photochemical Fertilizer Division (Itronics Metallurgical, Inc.)

This division has developed an eight-part approach to growth:

1. Increase sales in the established territories.

2. Develop GOLD'n GRO fertilizer applications for more crops.

3. Expand sales to new territories.

4. Expand the GOLD'n GRO specialty fertilizer product line.

5. Complete development of and commercialize the new glass/tile products.

6. Develop and commercialize environmentally friendly metal leaching reagents for recovery of silver, gold, and other metals by mining companies as a replacement for cyanide and other toxic chemicals.

7. Continue facilities expansion and technology development.

8. Acquire established companies and/or their technologies.

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

(1) Increase sales in the established territories.

GOLD'n GRO Fertilizers. The Company is selling into and /or developing applications for the three major fertilizer segments. These are:

a. The Urban Market, which includes Home Lawn and Garden, Landscape Construction and Maintenance, and Nursery and Greenhouse markets, and Golf Courses.

b. Specialty Agriculture which includes Avocados, Citrus, Grapes, Fruit and Nut Trees, and Vegetables.

c. Bulk Field Crops which include alfalfa, cereal grains, corn, cotton, and soybeans.

The Company’s primary focus is to increase bulk GOLD’n GRO liquid fertilizer sales as rapidly as possible. This is being achieved by expanding sales in the Specialty Agriculture segment and in the Bulk Field Crops segment. There are on-going small package sales in the Urban Market, but these are small relative to the other two segments.

Sales growth of GOLD'n GRO liquid fertilizers is being generated by a broader base of distributor stores selling the products, more of the distributors’ sales force participating in the sales programs, and more products being sold in bulk truck load quantities.

GOLD'n GRO liquid fertilizer sales increased by 195 percent in the third quarter compared to the prior year quarter and 103 percent for the first nine months compared to the prior year period.

Photochemical Waste Management Services. The rapid growth in silver halide photofinishing for digital photographers continued to increase the Company's volume of used silver-bearing photoliquids with a 46 percent increase in the first quarter of 2004 and 36 percent increase in the second quarter and a 50 percent increase in the third quarter compared to prior year quarters. This growth is occurring within the Company's existing customer base in northern Nevada and northern California. This continuing rapid growth in silver-bearing photoliquids ensures the Company will continue to have a more than adequate supply to support the rapid growth in GOLD'n GRO fertilizer sales that is underway.

Silver. Silver sales increased by 53 percent in the third quarter compared to the prior year quarter and 153 percent for the first nine months compared to the prior year period. The increase for the quarter is attributable to sales of silver bullion from processed photochemicals. The silver price fluctuated sharply during the quarter, but was up significantly. Wide silver price fluctuation at higher levels is expected during the balance of 2004. Silver sales are expected to continue to increase through the end of 2004 and are expected to increase significantly in 2005.

Photochemical Concentrators. Sales efforts have been put on hold due to the rapid growth in used photochemical supplies within the Company's established customer base. A plan is being developed to sell concentrators for "non-photochemical" use, however sales for non-photochemical purposes are only feasible if the purchaser has a way to cost effectively dispose of the concentrates.

(2) Develop GOLD'n GRO fertilizer applications for more crops. Based on the Company's experience to date, it takes about 3 years to develop and commercialize a new GOLD'n GRO fertilizer crop application for each fertilizer product.

Several new crop applications are being evaluated for several of the GOLD'n GRO fertilizer products. The Company and its distributor sales force are demonstrating that several of the GOLD'n GRO "field ready" blends provide improved nutrition uptake when applied foliar which creates opportunities for use on lower value large acreage field crops. Three new foliar applications that are being developed specifically for the dairy cow feed market that are working well are the use of GOLD'n GRO applied foliar on young oats, GOLD'n GRO applied foliar on alfalfa, and GOLD'n GRO applied foliar on silage corn. These are large acreage markets that require bulk truck load quantities of GOLD'n GRO products. These new developments expand the foliar application markets for GOLD'n GRO fertilizers and open up the potential for economical large scale use in other parts of the United States.

Field trials whose objectives are to demonstrate different aspects of GOLD'n GRO product use were increased during the second quarter with 12 trials currently in various stages. Most will be completed during the fourth quarter, but field observations will continue for up to a year at locations where GOLD'n GRO soil conditioning effects are being examined. All trials are comparisons to standard grower fertilization practice presently in use.

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

A new GOLD'n GRO base liquid nutrition program has been developed and is now being marketed by the distributor network. The program is called the "Gallon and a Quart" or "4 + 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micronutrient metal used in soil applications. Field demonstrations are showing that mineral nutrient availability in the soil is improved dramatically when this program is used and that nutrition uptake by the plants is also greatly improved. Production increases are also being observed, and the program is cost effective. Adoption of this program by the distributor network over the next two to three years is expected to produce a very substantial increase in the volumes of GOLD'n GRO fertilizers that will be sold.

A group of trials is underway to evaluate low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S(sulfur) with one of the GOLD'n GRO chelated zinc products at second, third, fourth, or fifth cutting for alfalfa being grown for dairy cow feed. The nutrient content of the alfalfa is being improved, in some cases to the highest quality ratings, and the amount of hay produced per acre is being increased by up to 25 percent. This benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The target market is large with more than 23 million acres of alfalfa being grown in the United States.

A group of trials is evaluating low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S and GOLD'n GRO 20-1-7 + 3%S on silage corn and field corn. A positive growth response is being obtained and in one trial the corn put out tassels earlier. In another trial the height of the corn stalks was increased from eight to nine feet to 11 to 12 feet. This amount of growth increase would increase silage production by about 30 percent. This greater corn stalk mass is very beneficial to the dairy farmers growing silage corn for cattle feed. A benefit of accelerated growth of grain corn would be earlier harvest, which provides a number of benefits including lower risk of loss due to frost and fall rains, and possibly lower drying cost. The target markets for these applications are large with more than 79 million acres of grain and silage corn being grown in the United States. Fertilization applications for corn are expected to become more important as the use of domestically grown corn to produce ethanol for fuel continues to expand. This application development work will be continued for another two or three years.

Two additional large acreage crops that have potential for low rate foliar fertilization (1 to 2 gallons per acre) application development for GOLD'n GRO liquid fertilizers are cotton and soybeans. Some foliar applications have already been tested on cotton with positive results, and a small amount of work has been done on dry beans with positive results. More than 13 million acres of cotton and almost 80 million acres of soybeans are grown in the United States.

Field evaluation of GOLD'n GRO 9-0-1 + 7%Zn(zinc) and GOLD'n GRO 9-0-2 + 3%Zn is continuing. GOLD'n GRO 9-0-1 + 7%Zn was introduced in late 2001 for bulk use and GOLD'n GRO 9-0-2 + 3%Zn was introduced for bulk use in early 2004. Large scale usage of GOLD'n GRO 9-0-1 + 7%Zn is demonstrating up to three times greater effectiveness when compared to usage of standard products. Early indications are that GOLD'n GRO 9-0-2 + 3%Zn is comparably effective. Both crop nutrient content and nutrient balance are being improved by use of these products and this demonstrated effectiveness is expected to continue to drive sales growth. These products are used on most crops at a rate of 1 to 8 quarts per acre. The Company believes that the potential United States market is in the range of 6 to 10 million gallons. These are the products proposed for use in the base liquid "Gallon plus a Quart" nutrition program. If this program were to be completely adapted, the indicted market for the GOLD'n GRO base liquid would be 24 to 40 million gallons.

A very large environmental benefit that results from the effectiveness of the GOLD'n GRO chelated zinc products is a 20 percent to 90 percent reduction in the amount of zinc metal needed to satisfy the nutrient requirements of the crops being fertilized. Large scale field soil sampling is showing that with the lower application rates there is very little carry over of nutrient metal to the next crop and nutrient metal accumulation in the soil is virtually eliminated, while satisfying crop requirements.

(3) Expand sales to new territories. The GOLD'n GRO products are being sold in Arizona, California, Colorado, Nevada, and Rhode Island and are being registered for sale in Oregon, Washington and Idaho. Two of the GOLD'n GRO products are registered in seven northeastern states and all of the products are being registered in New York State. Expansion of sales into Oregon, Washington, and Idaho is being implemented by relocating a senior sales agronomist to Walla Walla, Washington. The Company is continuing the registration process for products that will be sold in Oregon and Washington, and now expects the registrations to be completed during the first quarter 2005. GOLD’n GRO 9-0-1+7% Zinc is registered in Idaho and additional products are being considered for registration. Registration of products in Florida is being deferred. Based on the Company's experience to date, meaningful commercial sales can be generated about a year after the introductory sales activities are initiated. Thus, these activities are foundation building for continued sales growth in 2005 and beyond. Each new geographic area developed will require the same procedural approach.

The plan for sales expansion in the Urban Markets is to combine advanced liquid fertilizer injection equipment that provides economical, easy use of fertilizers on the consumer’s lawn or garden. The recent addition of a line of liquid fertilizer injectors to the Company’s "e" store is the first step into these markets. A further step in expanding in these markets is to expand the scope of the Massachusetts Photochemical Concentrator sales office to include the GOLD'n

GRO fertilizer injector sales development for the Home Lawn and Garden and the Landscape Construction and Maintenance markets. This office will assist in developing GOLD'n GRO fertilizer sales relationships with liquid fertilizer injector distributors and will assist in expanding GOLD'n GRO liquid fertilizer sales in the northeastern states. The GOLD'n GRO fertilizer package size being introduced into these markets is the 2.5 gallon bottle which is approximately equivalent in weight and analysis to the 25 pound bags of dry fertilizers typically sold in the big box stores such as The Home Depot and Lowes. Some customers in these markets will also buy product in 55 gallon drums.

(4) Expand the GOLD'n GRO specialty fertilizer product line. GOLD'n GRO product development is continuing with two new fertilizers being developed, a high magnesium content liquid fertilizer and a calcium plus magnesium liquid fertilizer. These liquid fertilizers are technically more complex than the other GOLD'n GRO fertilizers and so their development was delayed until the basic line of GOLD'n GRO fertilizers was completed. These products will be evaluated for foliar and soil application in 2005 and are expected to be available for sale in 2006.

A new category of specialty repellent fertilizers that can be sold at higher profit margins than the bulk products is being developed. The GOLD’n GRO Guardian animal repellent is an example of this type of specialty fertilizer.

Investigation of the registration requirements, and development of a marketing plan, for GOLD’n GRO Guardian was commenced during the first quarter, with the objective of having an action plan by the end of the third quarter. GOLD'n GRO Guardian product registration is now expected require a capital investment of $400,000 to $500,000. The consultant team that will be contracted to assist with the registration has advised the Company that the Federal registration process will take one to two years, and that registration in the states will take at least one year after the Federal Registration is received, a total of up to three years. The consultants have advised the Company that registration in certain states is rapid after the Federal Registration is completed. Because of this, commercial sales in certain states will be possible shortly after the Federal Registration is completed. Both Federal EPA registrations and state registrations must be obtained before commercial sales can be launched.

Results of the research of the GOLD’n GRO Guardian animal repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer product that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. The registration cost and time required will be similar to the budget and time for the GOLD'n GRO Guardian registration.

The U.S. market for animal repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks.

The animal repellent/fertilizer market is new for the Company. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. so the present center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. Markets served will be the commercial landscape, and wholesale and retail nursery and tree nursery segments. There is also a very large potential market for protecting newly planted trees and grape vines. The Company's consultants believe that registration for use in these applications may be possible. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications, and therefore some of the distribution channels will be different from the channels being developed for GOLD'n GRO fertilizers for which the major uses are food crops.

(5) Complete development of and commercialize the new glass/tile products. In early 2003 the Company began a low level of product development for glass and tile formulations and products. During 2003 the first pieces of glass/ceramic tile were produced and proved that the product concept is technically viable.

When the development of the glass/ceramic tile product line is completed, the Company achieves the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing of the received materials. The Company believes that these products will be commercially profitable and that the 100 percent recycling capability will provide the basis for profitable growth for the indefinite future. During the first quarter a preliminary market study was prepared and the Company now believes that the market for specialty floor and wall tile exceeds $1 billion in the United States. Further work on product development will be done in 2005.

(6) Develop and commercialize metal leaching reagents for recovery of silver, gold, and other metals. The Company's development of leaching chemicals for the silver/gold mining industry has been on hold pending completion of the GOLD'n GRO liquid fertilizer development. In 2002 and 2003 a small amount of laboratory testing was performed with the objective of developing technical knowledge of how the liquid photo-chemistry can be used as a leaching agent for metal extraction.

Development work that will produce the processing know-how needed to adapt the Company's technology to the mining sector, and for processing non-photographic precious metal bearing secondary materials is underway. During the second quarter, laboratory development of a new leaching reagent and leaching procedures for silver-bearing secondary solid materials was continued. This effort was expanded during the third quarter. In 2005 this work will be further expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes.

In the third quarter the new leaching reagent was successfully tested on an iron, zinc, sulfur, and silver bearing material with excellent recoveries of iron and zinc. Insufficient quantities of material were produced to make sulfur recovery feasible, but in prior years, laboratory work on a sulfur leaching reagent was completed and the company is confident that the sulfur can be successfully removed. A major benefit of this new leaching reagent and leaching technology is that the metal and sulfur enriched leaching solutions can be used as environmentally friendly base liquids for GOLD'n GRO fertilizer production.

Another benefit is that many of the operational requirements and some of the equipment have already been proven at a small plant scale which will significantly shorten the time needed to get the technology to a commercially proven status.

A further benefit is that the impurities in the starting material, including the silver, remain in the solid residue. The volume of solids is reduced sufficiently so that the refinery silver production capacity will be tripled once this technology is implemented. Using this approach, the capital investment that would be required to expand silver refinery capacity can be used to expand recycling capabilities while producing substantial operational cost savings for both fertilizer manufacturing and silver refining.

The Company believes that it may be possible to adapt the new leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products.

(7) Continue facilities expansion and technology development. The Company completed installation and start up of a heat exchange system at the Company’s "Beneficial Use Photochemical, Silver, and Water Recycling" plant in Reno, Nevada in the second quarter. The heat exchange system reduces the time required to manufacture GOLD’n GRO chelated zinc fertilizer products and increases production capacity for these products by four times on a single shift and by up to 12 times during 24 hours of production. Achieving operational status for the heat exchange system significantly streamlines fertilizer production and reduces manufacturing costs.

As bulk sales volume increases, the next plant facility expansion project will be to increase tank truck loading capacity. In 2002 the Company completed construction of a bulk liquid fertilizer tank truck load out module which was expected to handle anticipated growth in demand for the chelated zinc product during the next two years. This load out module has two bulk tanks and can handle shipment of two bulk products. With the introduction of additional bulk products and increased demand for the chelated zinc products, load out capacity for shipment of three more bulk products is needed. Engineering design for this expansion project was completed during the second quarter and the building permit was received in the third quarter. A preliminary construction budget has been prepared and the Company is seeking financing so that construction can be scheduled. While the Company believes that it can handle expected growth in the first quarter 2005 with the existing load-out module, the Company's goal is to get construction of the new load out module completed during the first quarter of 2005.

In early 2003 the Company re-activated its silver refining technology development at a low level, and has expanded that development in 2004. Development of the silver recovery/glass slag production process continued with improvements in the ability to simultaneously recover pure silver and produce an acceptable glass product being achieved.

Flux chemistry development and furnace technology improvements are underway and operating knowledge is being developed so that the silver refinery will be able to handle a fairly wide range of material compositions while achieving a high percentage of silver recovery and producing an acceptable, environmentally friendly glass product.

(8) Acquire established companies and/or their technologies. Late in the second quarter the Company initiated review of two possible small business acquisitions. Discussions are in preliminary stages and successful completion is dependent on securing financing. Some review work was completed during the third quarter, but a decision was made to delay further activity until a 3 year financing plan is completed and further financing obtained.

In the second quarter negotiations were undertaken with the co-developer of the GOLD'n GRO Guardian deer repellent fertilizer product to acquire all of the co-developer's product ownership rights. General terms were agreed to and include a provision for the co-developer to become a contract employee of the Company and to serve as a sales manager for the repellent fertilizer products and to become a senior staff horticultural specialist for the Company. He will also assist in introducing the full line of GOLD'n GRO products into the northeastern states. The general terms of the acquisition were approved by Itronics Board of Directors in the third quarter.

Completion of the final agreement was delayed while the Company put together a consultant team to assist in registering the products and completed definition of a general budget and approximate timing to complete the required registrations. The Company plans to finalize the acquisition agreement late in the fourth quarter or early in the first quarter of 2005.

Mining Technical Services Division (Whitney & Whitney, Inc.)

This division is developing a two-part approach to growth:

1. Continue to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities.

2. "e-commerce" Internet Publishing and Consulting.

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

1. Ongoing Consulting Services

During the third quarter the sales of the Mining Technical Services (Whitney & Whitney, Inc.) division declined due to winding down of on-going projects and delays related to client financing for new projects that are starting up. Some of the issues related to new client project start up were resolved by the clients during the third quarter and some of this work is expected to be continued beginning in early 2005.

2. "e-commerce" Internet Publishing and Consulting.

During the second quarter plans were being developed for internet publication of Mining Company Profiles which will use organizational formats developed by Whitney & Whitney, Inc. and use the Division's extensive Company Annual Report library and related information. Development of this internet publishing project will be on-going during the balance of 2004 and 2005. The plan is to provide certain Mining Company & Mining Industry Profile data via on-line subscription and is explained more fully below.

This Division's core strengths are mining, mineral economics, and technology, and both mining and mineral company, and mining and mineral project development. This Division was also the early stage developer of the recycling technology which is now being operated by the Photochemical Fertilizer Division. The Division has always operated with a small staff of specialists experienced in economic geology, mining, metallurgy, and mineral economics.

Historically a core strength is the presentation of mining economics and planning seminars, publication and worldwide distribution of a reference mining economics text, various publications related to mining taxation, mineral market studies, and related high level consulting assignments. In the late 1980's and into the mid-1990's the Technical Services Division was developing a specialty publication under the heading of "Mineral Industry Profiles". This development work was discontinued in the mid-1990's when the mineral industry worldwide suffered a significant economic down turn.

An improving mining economy, development of the Internet, an emerging shortage of experienced mining professionals, and a great need for accessible summarized mining company and mining sector ore reserve, mineral production, and financial profiles by the investing public has created a renewed opportunity for this publication. The Technical Services Division has a large mining company Annual Report library, an extensive technical and mineral economics reference library and a small staff of experienced mining professionals highly qualified to perform the tasks necessary to complete the development of the "Mineral Industry Profiles" as a Mining and Minerals Industry data resource for all who might have an interest in such information.

Late in the second quarter 2004 a decision was made to complete development of this publication as an Internet Web Page subscription offering. The Internet provides an efficient and relatively inexpensive method for globally distributing this type of subscription publication. Early in the third quarter the ownership rights to the web address "insidemetals.com" were acquired and the consulting services contract with the Company's web page developer was expanded to provide for development for the "insidemetals.com" publication web page. A fast track work plan and schedule was established and much of the technical data compilation work for the first section, "Gold Industry Profiles" has been completed. Development of the web page is advancing and the Division plans to activate "insidemetals.com" for trial subscriptions early in the first quarter 2005.

The Company Profiles and the Industry Profiles will be limited to producing companies listed on the New York Stock Exchange, the American Stock Exchange, and the NASDAQ. The first metals sector to be profiled is "Gold, Silver, Platinum, Palladium" producers, a total of about 40 companies. Profile information will include "Proven and Probable Reserves", "Annual Production", and Annual Financial Statistics. Annual totals for each information category will be compiled into segment profiles by Exchange, and then into Industry Profiles for each category of information for all of the listed companies. The primary source for profile information will be company SEC filings and the company Annual Reports for their Shareholders. A set of financial profiles to be updated quarterly will be based on Twelve Months Trailing Totals in order to provide a more current status for use between the annual filing of audited financial reports with the SEC.

Other stock exchange segment data that will be of great interest are market capitalization, annual sales, operating cash flow, net after tax profits, return on equity, and return on assets. These measures will also be totaled for all three segments and provide a good financial profile for the total publicly registered Gold Company sector. A company ranking system has been developed so that investment attractiveness can also be readily identified. With these measures readily available, many types of investment and policy analyses can be conducted, including the impact of proposed government taxation policies on industry profitability.

Development of this Internet publication provides a long term Information Services platform which the Division can expand incrementally by adding additional mineral sectors. Itronics believes that this project has the potential to become a major revenue source both from subscriptions and from specialized consulting projects that are likely to be generated. The Company anticipates that mining company professionals, all government agencies with minerals related responsibilities, financial industry investment professionals, and the individual investors who have an interest in investing in mining companies but who have limited mineral industry knowledge will benefit from this publication. The market scope for this service is global and will be accessible in all countries of the world through the internet. Whitney & Whitney, Inc. has contacts throughout the world and expects that the good will generated over many years will provide market support for this service.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending September 30, 2004 and has evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended September 30, 2004.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments are delinquent as of September 30, 2004, but no collection action has been taken.

As of September 30, 2004 a total of nine lawsuits filed in 2003 and prior remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Five of these suits, seeking a total of $278,301 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $227,093. Monthly payments on the settlements total $10,131 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on all of the restructured leases are in default, but no additional collection has been taken. Of the seven remaining unsettled suits, three have received judgments. Legal counsel is actively negotiating three of the unsettled suits. No further action has occurred on the other unsettled suit.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of unregistered securities issued during the three months ended September 30, 2004. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Warrant exercises for cash	1,612,599	$ 129,008
Conversion of short term debt and accrued interest
by an officer/stockholder	1,812,862	145,029
Conversion of notes payable and accrued interest	83,627	12,544
Interest on employee salary in arrears	196,408	22,823
Director fees	2,500	300
	3,707,996	$ 309,704

In addition, compensatory options to acquire 1,645,000 shares were granted to management and other employees during the nine months ended September 30, 2004. The options are for periods ranging from three years to one year after the employee’s employment ends and are exercisable at $0.15.

During the nine months ended September 30, 2004 warrants to acquire 3,924,500 restricted common shares were granted as part of the current private placement. The warrants are for three years and are exercisable at prices ranging from $0.08 to $0.125 per share, with the prices doubling in the second year, and tripling in the third year of the option period.

During the nine months ended September 30, 2004 the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in additional options to acquire 3,038,545 shares of restricted common stock. The options are convertible at prices ranging from $0.10 to $1.18.

An officer/stockholder exercised additional warrants totaling $40,000 during the three months ended September 30, 2004 for a total of 500,000 shares that will be issued in the fourth quarter of 2004.

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

Item 3. Defaults Upon Senior Securities

As of September 30, 2004 lease payments totaling $836,734 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $41,087 in accrued interest, remains in default.

As of September 30, 2004, the Company was delinquent on real property taxes in the amount of $3,689 plus interest and penalties. An additional tax payment of $3,647 became delinquent in October 2004. This is a technical default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender is aware of the situation and has taken no collection action. The Company was also in arrears in the amount of $2,417 as of September 30, 2004 on a promissory note secured by equipment. The Company is working with the lender’s legal counsel to bring the payments current. As required by U.S. Generally Accepted Accounting Principles, the principal balance of these notes, in the amount of $512,982, have been classified as current liabilities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31            CERTIFICATION PURSUANT TO SECTION 302 OF THE

                         SARBANES-OXLEY ACT OF 2002                          33

    Exhibit 32            CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

                         1350 AS ADOPTED PURSUANT SECTION 906 OF THE

                         SARBANES-OXLEY ACT OF 2002                          34

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended September 30, 2004:
July 8, 2004	Announced second quarter 2004 fertilizer sales.

August 5, 2004	Announced the launching of three new web sites to meet
customer and investor demand.

August 12, 2004	Announced the addition of GOLD’n GRO liquid fertilizer
injectors for sale at the GOLD’n GRO web page.

August 19, 2004	Announced the financial results for the three and six
months ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

DATED: November 13, 2004                By: /S/JOHN W. WHITNEY

                                           John W. Whitney

                                           President, Treasurer and Director

                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 13, 2004                By: /S/JOHN W. WHITNEY

                                           John W. Whitney

                                           President, Treasurer and Director

                                           (Principal Executive Officer)

DATED: November 13, 2004                By: /S/MICHAEL C. HORSLEY

                                           Michael C. Horsley

                                           Controller

                                           (Principal Accounting Officer)