Form 10KSB
period 2004-12-31
ITRONICS INC
filed 2005-05-25
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

                         For the fiscal year ended December 31, 2004

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

None

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

State issuer's revenues for its most recent fiscal year: $1,720,049.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 31, 2005, was $12,357,275.

As of March 31, 2005 there were issued and outstanding 191,182,367 shares of the Registrant's Common Stock.

ITRONICS INC. AND SUBSIDIARIES

2004 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

Itronics Inc. (OTCBB: ITRO; Frankfurt and Berlin Bremen Stock Exchanges: ITG), is the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers, and 5 troy ounce, 0.999 pure, Silver Nevada Miner numismatic bars.

Headquartered in Reno, Nevada, Itronics Inc. is one of Nevada's leading process technology companies and a world leader in photochemical recycling. The Company also provides project planning and technical services to the mining industry. Itronics, through its subsidiary, Itronics Metallurgical, Inc., is the only company in the world with the integrated technology to extract more than 99 percent of the silver and virtually all the other toxic heavy metals from used photoliquids and to use this "Beneficial Use Photochemical, Silver, and Water Recycling" technology to produce environmentally beneficial, chelated, multinutrient liquid fertilizer products sold under the trademark GOLD'n GRO, animal repellent/fertilizer products to be sold under the trademark GOLD'n GRO Guardian, and 5 troy ounce 0.999, pure, Silver Nevada Miner numismatic bars.

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

The Company has three wholly owned subsidiaries, Whitney & Whitney, Inc. ("WWI"), Itronics Metallurgical, Inc. ("IMI"), and Itronics California, Inc. (ICI), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 82.53% owned joint venture, American Hydromet. A brief description of each organization follows:

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

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding the Company's business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of WWI's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic liquid wastes and the necessary permits to establish an R&D facility under RCRA were obtained. In 1988 a patent and literature research project regarding the use of photowastes in fertilizer was begun. In 1989 experimentation with processed run of plant liquids as fertilizer was begun. It took until 1997 to develop and demonstrate a satisfactory product and to complete university testing to demonstrate its agronomic viability. A licensing and sales agreement was signed with a major fertilizer company in 1998, and another two years were needed to obtain financing, complete permitting, install an operational plant and to demonstrate that the new technology would work on a commercial scale. By the first quarter of 2001 the Company was positioned to develop sales for more than a dozen liquid fertilizer products.

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

During the same 2001 to 2003 period, more than two dozen formulations were evaluated for suitability and market potential. By the end of 2003, product line development had been completed, and 13 fertilizers covering three categories have been established: multi-nutrient liquid fertilizers, chelated micro-nutrient liquid fertilizers, and GOLD’n GRO base liquid. The fertilizers are sold both to the general public and through licensed and non-licensed distributors, and the base liquid is sold only through licensed distributors. Product improvement and new product development will continue, but the Company's focus in 2005 and future years will be primarily on GOLD'n GRO Liquid Fertilizer Sales expansion and on expansion of the services business as needed to support increasing GOLD'n GRO fertilizer sales. The Company believes that the market for the products in the western U.S. are large enough to produce sales levels needed for the Company to become profitable within 2005 or 2006.

In 2003 the Company participated in the development of an animal repellent/fertilizer that will be sold under the trade mark GOLD'n GRO Guardian. Using one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was approved for use by the North American Deer Management Network in the fourth quarter of 2003. GOLD'n GRO Guardian is a repellent fertilizer product and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the Federal EPA as an insecticide. Introduction of this product for commercial sales will be delayed until the registrations are completed. Subsequent to December 31, 2004, the Company acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. The Company now owns 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become a director of the Company and is Northeast Manager for GOLD’n GRO Sales Development. Substantial funding over twelve to twenty-four months will be required to complete the EPA registration process.

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

The Company had slowed development and expansion of its silver refining technology and its silver refinery until the GOLD'n GRO liquid fertilizer development was essentially completed. In early 2003 the company re-activated its development efforts at a low level and also began a low level of product development for glass and tile formulations and products. During 2003 the first pieces of glass/ceramic tile were produced. In 2005 and future years the silver refining technology development and the glass/ceramic tile products development efforts will be expanded in parallel with expansion of GOLD'n GRO fertilizer sales.

With the successful development of a glass/ceramic tile product, the Company achieves the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing.

The Company's development of leaching chemicals for the silver/gold mining industry has also been on hold pending completion of the GOLD'n GRO liquid fertilizer development. In 2003 a small amount of laboratory testing was performed with the objective of developing technical knowledge of how to use the liquid photo-chemistry as a leaching agent for metal extraction. In 2004 this work was expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes in 2005.

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

Growth of silver output is driven by photochemical processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photochemical recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services are limited to categories of materials where the Company's proprietary technology can be used and that offer better profit margins than conventional precious metal refining. The Company will be actively looking at opportunities to expand this segment in 2005 and future years.

In early 2003 the Company initiated a program to market the Itronics Metallurgical Photochemical Silver Concentrators to large consumer photography and medical x-ray facilities throughout the United States. This is a cost effective method for the Company to expand its photochemical supply for use in GOLD'n GRO fertilizer manufacturing. In 2004, Photochemical Silver Concentrators were added to the Company’s "e-store" catalog and the Company has received an order for two Concentrators and several leads and viable requests for proposal from several other potential customers. The Company presently has proposals out to potential customers that could lead to more than $500,000 in sales of the Photochemical Silver Concentrators. This marks the beginning of a shift in market focus from obtaining the majority of photochemical raw materials by picking up the materials by truck directly from the customer’s location to obtaining the majority of its photochemical raw materials by receiving concentrated material through the interstate commercial trucking system. Photochemical silver concentrators are expected be a source of revenue growth in 2005 and future years as the Company continues to expand nationally. Itronics' photochemical blending technology is designed to utilize the concentrate in fertilizer, after it is demetallized.

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

2. Growth Plans and Implementation

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

In 2004 one of the Company’s GOLD’n GRO sales representatives was transferred to Washington state to develop GOLD’n GRO fertilizer sales in Washington, Oregon, and Idaho. The registration process for selected GOLD’n GRO fertilizer products was completed in those states in March 2005.

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

GOLD'n GRO 9-0-1+7% Zinc, a chelated micronutrient, was developed to replace existing products as a direct result of this process, successfully introduced into the California market to replace a product that was not fully satisfying customer needs. This product has been primarily responsible for the Company’s sales growth over the last several years. This same process has led to the development of a second replacement product, GOLD’n GRO 9-0-2+3% Zinc a chelated micronutrient which is being sold by the distributor network and is expected to have a growth rate similar to that of the GOLD’n GRO 9-0-1+7% Zinc.

During 2002 and 2003 the Company worked with its licensed distributor network to develop a GOLD'n GRO Base Liquid that could be used as a supplement in the distributor’s proprietary liquid fertilizer field blend programs, with the purpose of improving the effectiveness of those blends. This product was approved for sale by the distributor network during the second quarter of 2003 and is being carefully introduced into the market. The base liquid is being sold in truckload quantities and future usage is expected to be several times greater than the usage of the GOLD'n GRO Zinc products. The GOLD'n GRO Base Liquid is expected to eventually be used at the rate of 5 to 15 percent in many of the distributor's field blend mixes sold to their grower customers. This presents an opportunity for the Company to participate in the distributor's proprietary bulk liquid blend sales programs in a meaningful way. In the near term, the Company believes that the California market for this product alone is large enough to produce sales levels needed to become profitable within the next 12 to 24 months.

In June 2003 the Company began a cooperative effort with North American Deer Management Network, LLC to develop a single application fertilizer to be sold under the trademark GOLD’n GRO Guardian that also serves to repel animals such as deer and rabbits. Preliminary testing has been completed showing the products to be compatible, producing a positive growth response while at the same time repelling, but not harming, the unwanted animals. Holly Ridge Nursery & Landscape Company managed the project and funded a detailed effectiveness study conducted by the University of Rhode Island that covered one full growing season. Results of the study will be utilized to support product registration applications and to complete patent applications. Holly Ridge also funded commercial trials in various locations. The Company sold the first bulk quantity of its GOLD’n GRO 8-8-8+4% Sulfur to Holly Ridge in July 2003 and a second bulk load was sold in 2004. This cooperative effort provides the Company with an introduction of its GOLD’n GRO line of fertilizer products into the northeastern U.S. and allows development of the GOLD’n GRO Guardian animal repellant/fertilizer market nationwide. In September 2003 The North American Deer Management Network, LLC completed field testing and approved GOLD’n GRO Guardian for use by its members. Subsequent to December 31, 2004, the Company acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. Mr. Green has become a director of the Company and is Northeast Manager for GOLD’n GRO Sales Development. As part of the research and development of this product, it was determined that the GOLD’n GRO Guardian will need to be registered with the EPA prior to commencement of commercial sales. It is estimated it will require substantial funding and twelve to twenty-four months to complete the EPA registration process.

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

The GOLD'n GRO fertilizer product line provides several products for the turf and ornamental markets, 3 products for the nursery and specialty agriculture markets, and 5 high quality chelated micronutrient products which can be used in all of the markets. The GOLD'n GRO chelated micronutrient and chelated multinutrient products are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets, generally sold in smaller quantities and at higher prices than NPK fertilizers (Nitrogen (N), Phosphate(P), and Potassium(K)), which are sold as single nutrient products in large tonnages at relatively low bulk commodity prices. The Company presently sells its commercial GOLD’n GRO products in 2.5 gallon, 55 gallon, and 250 gallon containers and partial or full truck load quantities of up to 4,800 gallons.

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

Most of the GOLD’n GRO products are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO 9-0-1+7% Zinc and GOLD’n GRO 9-0-2+3% Zinc are registered in Idaho, Oregon, and Washington. GOLD’n GRO 8-8-8+4% Sulphur is also registered in Rhode Island, Massachusetts, Connecticut, Delaware, New Jersey, Pennsylvania, and New York. GOLD'n GRO bulk product sales are now established in Arizona and California, with the majority of the sales being made in California. In April 2003 the first truckload sale of chelated micro-nutrient products was made to a peach grower in western Colorado. This grower is continuing to use the products. Registration of selected GOLD’n GRO fertilizer products in Washington, Oregon, and Idaho was completed in March 2005. Implementation is underway to begin sales in those states. The Company is developing bulk customers in northern Nevada and has started discussions with potential distributors in selected states not covered by its licensed distributor network, including the northeastern states, Florida, and Texas.

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

In March 2005 the Company completed a marketing agreement with Chemilizer Products, Inc. of Florida to market two of its fertilizer injectors to the landscape maintenance and wholesale and retail nursery markets. The injectors have been added to the Company’s "e-store" and will also be marketed through its fertilizer distribution network.

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

GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates so that as GOLD'n GRO fertilizer sales continue to expand the Company can begin to use "non-photo" chelates. The Company has identified and qualified industrial waste streams that will allow it to replace certain virgin additive materials that it now purchases to make GOLD'n GRO fertilizers. Replacing the virgin additive materials with materials from secondary sources provides the Company with equivalent materials at lower cost. Some manufacturing process changes will be required to accommodate these adjustments in raw material sourcing, but this will be beneficial due to reductions in raw material costs and the improved cost stability that will be achieved.

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

During the second half of 2004 the Company reached the limits of its on site storage capacity and in late November 2004 a major supply contract was terminated by mutual agreement. The Company has adequate liquid inventories and incoming supplies to meet its anticipated fertilizer manufacturing needs through 2005. The Company is now actively marketing its Photochemical Silver Concentrators and believes that it will be able to maintain photochemical raw material supplies to meet on-going fertilizer sales growth in future years.

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

The Company's manufacturing plant is presently configured for an initial manufacturing capacity of 7.2 million gallons per year or 36,000 tons of GOLD'n GRO products. Planned storage and truck loading capacity expansions and automation of some manufacturing functions, must be completed before this capacity can be achieved. Some of these requirements are discussed more fully below. Unexpected new market opportunities have already required modification of certain expansion plans. As the Company continues to identify and develop its GOLD'n GRO liquid fertilizer product markets, additional unforeseen changes could require additional plan modifications.

In 2002 the Company completed the construction of a bulk liquid fertilizer tank truck load out facility which was expected to handle anticipated growth in demand for the chelated micronutrient zinc product during the next two years. With the introduction of additional bulk products, additional load out facilities are needed, at a capital cost estimate of $400,000. This project is scheduled for completion in the first half of 2006.

In 2004 the Company completed installation of a heat exchange system for an installed cost of $196,000. This system has provided more than a five times increase in manufacturing capacity for certain GOLD’n GRO fertilizers.

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

Nationally, more than 80 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal. The Silver Institute indicates that silver usage in photography is stable, but may decline modestly over the next several years.

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

The Company is aware of digital imaging and its impact on usage of conventional photography. The impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past ten years. Several years of experience with digital imaging has demonstrated that there is significant degradation of the quality of digital images, often in three or four years, requiring copying onto new disks, which is time consuming and costly. Consequently, microfiche is making a comeback. The new digital cameras are getting wider usage. In 2001 it became clear that contrary to popular belief, digital photography is creating a new source of photowastes from internet companies that combine digital imaging services with the ability to print high quality photographs for their customers. The Company has had one such customer since 2001, where photochemical volume has been increasing dramatically on a monthly basis. This rapid growth continued in 2004. Digital methods are being adopted in the medical industry, and although the medical sector is relatively high growth with the aging U.S. population, digital imaging has had the effect of slowing the growth of waste photo liquids being generated and may lead to a decline in future years.

A larger impact on photo waste generation has been the pressure for companies to reduce the amount of waste generated at the operating sites. In photography, water was used in copious quantities for film rinsing and large quantities of low chemical content waste liquids were generated. With the tightening of regulation of discharge of contaminated waters the equipment manufacturers have focused on reducing water usage. This attention to reduction of waste water has contributed to a reduction in the quantities of waste liquids being generated. It is expected that efficiency of use and associated waste reduction will continue, driven by increasing waste disposal costs. On-site photochemical recovery using a Photochemical Silver Concentrator and re-using the recovered water is expected to continue to become more and more attractive to photochemical waste generators.

The photochemical concentrators now being sold by the Company will further reduce water usage in the photographic industry. When the photochemical concentrator is used all the recovered water can be re-used. The concentrated liquid chemical product is purchased by the Company so photographic waste generation at the user site is completely eliminated. This technology represents an end point for the elimination of water waste in the photographic industry, and is expected to gain wider acceptance as the industry recognizes the benefits inherent in the technology when combined with the Company's service capabilities. Continuing tightening of environmental discharge rules is expected to expand demand for this service in future years.

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

* Line of proprietary environmentally friendly high quality chelated liquid fertilizer products that are formulated using the "heavy-metal-free" photoliquids.

Environmental restrictions on disposal of chemicals are continuing to tighten throughout the United States with the result that now the rate of growth for the photochemical recycling business is dependent upon the rate and vigor of fertilizer sales growth.

II. Photochemical Fertilizer

The urbanization of the United States has led to the development of an "Urban Fertilizer Market". The total fertilizer market consists of the "Agricultural Market" and the "Urban Market". The Urban Market accounts for at least $9 billion in annual sales in the United States. The "Specialty Ag" segment of the Agricultural Market is a $4 billion segment making the total a $14 billion market.

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

The Company is working with its distributors on an on-going basis to identify and implement sales development programs that will increase the rate of market penetration with the GOLD’n GRO products. A much greater understanding of the details of the market has been obtained directly from this process. This improved understanding is strengthening the working relationship that has been developed with our distributors and is producing continuing increases in sales in a relatively mature market.

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

To mitigate the seasonal effect on this segment of operations, the Company is investigating opportunities for processing gold mine slags and other gold/silver bearing residues that are generated by gold and silver mines in Nevada. The Company’s manufacturing plant is permitted to handle large volumes of precious metal bearing waste, and the facility contains installed environmental control equipment needed for this expanded activity. The Company’s employees have much of the needed expertise to do this. The Company believes that expanding silver/gold recycling services has the potential to moderate the seasonal fluctuations that will continue in the photochemical fertilizer segment.

The Company expects fertilizer sales to continue to have a strong seasonal component, with the primary sales season running from April through November each year, with an in-season low in July and August. In addition to the general seasonal nature of sales caused by normal weather patterns, unusual weather can further affect fertilizer sales, especially in winter and spring. For example, unusually cold or wet spring seasons may delay the growth cycle of various crops for which the Company's fertilizer products are utilized. To overcome weather related effects on fertilizer sales, the Company is evaluating markets in the southern areas of the United States where growing seasons are longer and, in some cases, year round.

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

The reconditioned photoliquids are used as a component of fertilizers which are chelated liquid multi-nutrient NPK (Nitrogen–Phosphorous-Potassium) products containing micronutrients that produce excellent results in application. Development of the fertilizer took more than 12 years and involved a number of stages of development. Important steps were: (1) patent and applications literature research to determine if similar materials were being used in fertilizer products, (2) initial plot testing, and chemical analysis of "run of plant liquid" to determine the response of turf and different plants to the non-supplemented liquid, (3) an extended period of mix testing and then large-scale field testing of the mixes to determine suitability for use on turf, (4) development of manufacturing procedures for the chosen mix, and (5) large scale field testing by different types of users to determine acceptability and to identify problems prior to implementing a commercial manufacturing and marketing program. An important factor inherent in fertilizer product development is the seasonal nature of the business. Each series of plot tests requires essentially one year because of the seasonal nature of plant growth. This lengthy product development cycle will continue to apply to new fertilizer products and means that one to three years are required to create and introduce a new fertilizer product. An additional two to three years are required to commercialize each new crop application for a new product.

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

A 3 year field trial on Valencia orange trees being carried out with oversight from a major university in southern California is continuing and it appears that the 35 year old trees are responding positively to the fertilization. Two year cumulative results have been analyzed and positive significant results are being obtained. Both output per tree and quality have been increased. This trial was continued through 2003 and was completed in 2004.

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

However, once the spent chemistry reaches the Company's facility and has been processed, the generator's hazardous waste liability has been removed. Using the Company's process, virtually all metals, including most of the iron, are removed. The end result leaves the Company with a non-hazardous "toxic-metal-free" liquid which is legal for use in high quality GOLD’n GRO liquid fertilizers. The demetallized liquids being used in the GOLD’n GRO fertilizers are entirely safe for the environment.

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

  - Ore reserve development.

2. Operations

The Mining Technical Services segment accounted for 17% of the Company's 2004 consolidated revenue. One major client produced 75% of this revenue. The client is a junior mining company with three mineral properties in Nevada. WWI provided technical assistance in moving these properties into the development and operating stages. WWI also provided administrative support. The contract with this client expired on March 1, 2005.

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

In January 1999 WWI initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as the Company’s proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. This project is on hold pending further commercial development of fertilizer sales.

In 2004 a project to establish a subscription based gold industry and gold company internet publication was begun. The web publication, called "insidemetals.com", will provide the customer with gold industry and gold company financial, production, and ore profiles on key gold producing companies. Initially, the companies to be profiled are in the Gold Company sector, which includes gold, silver, platinum, and palladium producers. The profiled companies are publicly traded on the New York and American Stock Exchanges and on NASDAQ. The publication is expected to launch in June 2005 and the target market includes gold company employees, governmental agencies, both domestic and foreign, and individual investors interested in the gold markets. In addition to providing subscription revenue, it is anticipated that the publication will enhance the Company’s opportunity to obtain new sources for technical consulting work. This subscription based Internet Information Portal provides an opportunity for relatively unrestricted growth by being available to a diverse global base of potential customers who can subscribe over the internet using a secure credit card transaction.

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

W&W leases approximately 2,500 square feet of office space in Reno, Nevada. This office was closed in May 2005 and the lease will be discontinued.

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

The new facility is sized to process up to 100,000 un-concentrated gallons of used photochemicals per month and to manufacture up to 200,000 gallons per month of liquid fertilizer. Refinery capacity will be expanded as needed to produce up to 50,000 ounces of silver per month.

ITEM 3. LEGAL PROCEEDINGS.

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments are delinquent as of December 31, 2004. In February 2005 the plaintiff received approximately $6,700 by levying three of the Company’s bank accounts. No further collection action has been taken.

As of December 31, 2004 a total of nine lawsuits filed in 2003 and prior years remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Six of these suits, seeking a total of $306,990 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $258,390. Monthly payments on the settlements total $12,935 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on five of the restructured leases are in default, but no additional collection action has been taken. Of the six remaining unsettled suits, three have received judgments, of which one has filed for a debtors examination which was to occur in April 2005. The Company has agreed to payment terms on that lease and the examination has been stayed until June 2005. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. No further collection action has occurred on this claim.

As of December 31, 2004 the Company’s subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company has received final notice, notice of intent to levy, on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices are dated May 12, 2005. They indicate the Company has 30 days from that date to pay the tax, make alternative payment arrangements, or request appeals consideration. After the 30 days, the IRS may seize property to satisfy the debt. The IRS may also file federal tax liens for the amounts due at any time. Successful completion of a payment plan is dependent on future financing as more fully discussed in the Working Capital/Liquidity section of Management’s Discussion and Analysis or Plan of Operations.

Successful settlement of the above claims is dependent on future financing, which the Company is actively seeking.

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

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2003, 2004, and through March 31, 2005.

	High Bid	Low Bid
3/31/03	$0.16	$0.09
6/30/03	$0.14	$0.08
9/30/03	$0.23	$0.11
12/31/03	$0.17	$0.11
3/31/04	$0.22	$0.14
6/30/04	$0.17	$0.10
9/30/04	$0.10	$0.06
12/31/04	$0.08	$0.05
3/31/05	$0.13	$0.05

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On December 31, 2004 the number of record holders of the Common Shares was approximately 1,000.

(c) Dividends.

The Company has paid no dividends.

Recent Sales of Unregistered Securities:

Following is a summary of unregistered securities issued during the three months ended December 31, 2004. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Warrant exercises for cash	500,000	$ 40,000
Conversion of notes payable and accrued interest	7,757,236	798,094
Private Placement for cash	3,300,000	165,000
Consultant labor services	550,000	38,550
Interest on employee salary in arrears	141,515	11,787
Director fees	2,500	200
	12,251,251	$1,053,631

During the three months ended December 31, 2004 warrants to acquire 1,650,000 restricted common shares were granted as part of the current private placement. The warrants are for three years and are exercisable at $0.075 per share the first year, $0.15 per share the second year, and $0.225 per share the third year. An additional $32,500 was received from the Private Placement late in December 2004. This resulted in the issuance of 650,000 restricted common shares in 2005 and the granting of warrants to acquire 325,0000 restricted common shares under the terms described above.

During the three months ended December 31, 2004 the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in additional options to acquire 745,541 shares of restricted common stock. The options are convertible at prices ranging from $0.10 to $1.18.

An officer/stockholder exercised warrants totaling $50,000 during the three months ended December 31, 2004 for a total of 625,000 shares that were issued in the first quarter of 2005. The exercise was completed by converting short term loans into restricted common stock. The same officer/stockholder also converted $120,000 in short term loans into the current Private Placement, for a total of 2,400,000 restricted common shares and three year warrants to acquire 1,200,000 restricted common shares. These shares and warrants were issued in the first quarter of 2005 and were under the same terms and conditions as other investors in the Private Placement.

During the three months ended December 31, 2004 interest accruing on employee salary in arrears totaled $25,761 for a total of 388,541 restricted common shares, which will be issued in 2005.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

I. Results of Operations

The Company reported consolidated revenues of $1,720,049 for the year ended December 31, 2004, compared to $1,268,787 for the prior year, an increase of 36%. Revenues for the Photochemical Fertilizer segment increased by $486,016, or 52%. Revenues from the Mining Technical Services segment declined $34,754, or 10%. The Company reported a gross profit of $32,296 for the year ended December 31, 2004, compared to a gross loss of $159,853 for the year ended December 31, 2003, an improvement of $192,149. The consolidated net loss for 2004 was $2,839,872 or $0.020 per share compared to a 2003 loss of $2,752,291 or $0.026 per share.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

	Year Ended December 31,
	2004	2003
Revenue	$ 1,422,929	$ 936,913
Gross profit (loss)	$ (34,687)	$ (182,918)
Operating income (loss)	$(2,024,481)	$(1,834,621)
Net income (loss) before taxes	$(2,626,694)	$(2,849,442)

Revenues for the Photochemical Fertilizer segment totaled $1,422,900 in 2004, compared to $936,900 in 2003, an increase of $486,000, or 52%. Fertilizer sales were $1,019,800 and $554,300 for 2004 and 2003, respectively, an increase of 84%. The fertilizer sales increase is primarily attributable to bulk sales of the GOLD’n GRO 9-0-1+7% Zinc micro-nutrient product that was introduced in the third quarter of 2001.

Photochemical recycling revenue decreased 8% from 2003 due to decreased sales of photochemical evaporators. Silver sales increased $46,200 from 2003, an increase of 84%. The increase is attributable primarily to sales of Silver Nevada Miner silver bars and recycled film revenue.

In December 2004 photochemical recycling services provided to a major customer were discontinued by mutual agreement. This customer accounted for 59% of 2004 photochemical recycling and silver refining revenue, a total of $201,300. In response, plant personnel has been reduced by two people. In the near term, this will result in reduced photochemical recycling revenue. However, the photochemical volume from this customer had been growing so rapidly that the supply was exceeding the Company’s demand for the chemicals needed in fertilizer manufacturing, resulting in storage costs and plant inefficiencies. It is anticipated that there is enough photochemical raw material in storage to meet fertilizer production needs for at least twelve months. The loss of this customer will allow the plant time to catch up on photochemical processing, which will reduce storage costs and increase efficiency in the plant.

The Company is in contact with major used photochemical generators, and is actively marketing Photochemical Silver Concentrators, so, for the longer term, it is anticipated that sufficient new sources of photochemical supply will be obtained to meet future fertilizer manufacturing requirements. The Photochemical Silver Concentrators typically sell for $22,000 to $200,000, so the loss in photochemical recycling service revenues is expected to be offset by growth in Photochemical Silver Concentrator sales during 2005 and future years.

Combined cost of sales and operating expenses for the segment amounted to $3,447,400 in 2004, compared to $2,771,500 in 2003, a 24% increase. Cost of sales increased approximately $337,800 due primarily to a $265,400 increase in direct material costs related to increased sales and $61,000 in payroll and related costs. The changes in revenues and cost of sales resulted in a gross loss of $34,700 in 2004, compared to $182,900 in 2003, an improvement of $148,200. Operating costs increased by $338,100 due primarily to increases of $228,800 in sales and marketing and $60,000 in general and administrative costs. Sales and marketing increased due to a combination of the addition of a fertilizer sales representative in early 2004 and increased corporate marketing. General and administrative expenses increased due to a $98,000 prior year credit for expired options.

These changes in revenues and operating expenses resulted in a segment operating loss of $2,024,500 in 2004, compared to $1,834,600 in 2003, an increased loss of $189,900 or 10%.

Other income (expense) decreased to a net expense of $602,200 for 2004, compared to a net expense of $1,014,800 in 2003, an improvement of $412,600. Interest expense decreased $175,000 due to the conversion into common stock of convertible promissory notes. Other income of $187,800 was due to debt forgiveness income from the write off of long term leases.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,626,700 for 2004, compared to a net loss of $2,849,400 for 2003, a decreased loss of $222,700 or 8%.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2004	2003
Revenue	$ 297,120	$ 331,874
Gross profit (loss)	$ 66,983	$ 23,065
Operating income (Loss)	$(382,145)	$(359,324)
Net income (loss) before taxes	$(213,178)	$ 97,151

Mining technical services revenue totaled $297,100 for 2004 compared to $331,900 for 2003, a decrease of 10%. Included in these revenue figures are pass-through expenses of $108,300 and $118,700 for 2004 and 2003, respectively. Excluding these amounts, revenues amounted to $188,900 and $213,100 for 2004 and 2003, respectively, a decrease of 11%.

On March 1, 2005 the technical services contract for a major client expired and was not renewed. Excluding pass through revenue, revenue from this client was $124,300 for 2004 and $15,000 for the two months ended February 2005. In response, in May 2005 the Company closed the satellite office for technical services and reduced staff the equivalent of approximately three people. The Company’s plans to expand the technical services segment are more fully discussed on page 25 of this report.

Combined cost of sales and operating expenses totaled $679,300 for 2004 compared to $691,200 for 2003, a nominal decrease. Included in these operating expense figures are pass-through expenses of $108,300 and $118,700 for 2004 and 2003, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $571,000 and $572,500 for 2004 and 2003, respectively, a nominal decrease. Included in operating expense is $74,200 in research and development costs that were not incurred in the prior year. This expense is related to the development of the insidemetals.com website as discussed on page 25 of this report. The majority of this expense is an allocation of personnel costs, which was offset by an $81,000 decrease in payroll and related costs that are included in cost of sales expenses.

The above changes in revenues and operating expenses resulted in a segment operating loss of $382,100 for 2004, compared to $359,300 for 2003, an increased operating loss of $22,800 or 6%.

Other income (expense) decreased to a net other income of $169,000 for 2004, compared to a net other income of $456,500 in 2003, a decline of $287,500. The decline is due to decreased gain on sale of GPXM and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $213,200 for 2004, compared to a net income of $97,200 for 2003, a decrease of $310,300.

SUMMARY

On a consolidated basis, the various changes in revenues, operating expenses, and other income and expenses resulted in a gross profit of $32,300 for 2004 compared to a gross loss of $159,900 for 2003, an improvement of $192,100, an operating loss of $2,406,600 for 2004 compared to $2,193,900 for 2003, an increased loss of $212,700 or 10%, and a net loss of $2,839,900 for 2004 compared to $2,752,300 for 2003, an increased loss of $87,600 or 3%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $5,200 as of December 31, 2004 compared to $34,500 as of December 31, 2003. Net cash used by operations was $1,417,900 in 2004 compared to $1,626,500 in 2003. Operating resources utilized to finance the 2004 loss of $2,839,900 include approximately $681,900 in expenses paid with the Company's common stock. Cash amounting to approximately $56,800 was invested in property and equipment in 2004, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock and other marketable securities provided $356,100 in cash from investing activities. Financing sources of cash in 2004 were $843,500 in proceeds from the private placement of restricted common stock, $235,000 from the exercise of warrants, and $150,000 from short term loans from an officer/stockholder.

Total assets decreased from $4,440,500 at December 31, 2003 to $4,147,900 at December 31, 2004. Current assets decreased $115,000, net property and equipment decreased $38,900, and other assets decreased $138,700. The primary changes in current assets were a decrease in marketable securities of $387,100 due to the sale of GPXM and other stock, an increase in accounts receivable of $92,400 due to a one-time billing on the GPXM consulting contract, an increase of $146,200 in inventory due primarily to the build-up of unprocessed silver in photochemical solutions, and an increase in prepaid expenses of $89,400 due to corporate marketing contracts. The Company is actively selling its GPXM shares to assist with its working capital needs. The Company’s investment in GPXM stock decreased to a total value of $26,200 at December 31, 2004, all of which is classified in current assets.

Total liabilities decreased from $8,142,200 at December 31, 2003 to $6,712,200 at December 31, 2004, a decrease of $1,430,000. Of this amount, current liabilities decreased $510,600 and long-term liabilities decreased $919,400. The overall decrease in liabilities is due primarily to the conversion of $1,962,200 in convertible promissory notes and accrued interest into restricted common stock. Current liabilities decreased primarily due to a net reduction in convertible promissory notes of $665,300. This reduction was partially offset by increases in accounts payable of $91,800, accrued management salaries of $170,900, and accrued expenses of $185,400. Nearly all of the increase in accrued expenses is attributable to delinquent federal and state payroll taxes. Subsequent to December 31, 2004 $115,600 of the federal payroll taxes were paid.

The above discussion and the discussion of various legal proceedings elsewhere in this report does not succinctly summarize the progress that the Company has made in implementing its business plan and improving its financial condition over the last several years. However, there has been significant progress. First, in 2004 fertilizer sales exceeded $1 million for the first time, compared to sales in the $500,000 range for each of the two previous years. This resulted in a gross loss for the photochemical fertilizer segment of $34,700, which was a $148,200 improvement over 2003 and a $217,100 improvement over 2002. This demonstrates one of the fundamental concepts in the business plan, that a large part of the Company’s operating cost structure is fixed or semi-fixed, which means that as sales rise, many of the costs will not rise proportionally, resulting in gross profits that will contribute to paying general overhead costs. This improvement in the photochemical fertilizer segment, combined with a gross profit from the technical services segment, resulted in an overall gross profit for the year, which is the first time that this was accomplished since before the move to the Stead manufacturing facility in 2000.

Addressing the Company’s financial condition, improvements have been made there as well. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $2,564,300 at December 31, 2004, an improvement of $2,023,600. This has been achieved by the conversion of approximately $3.4 million in convertible notes and accrued interest into common stock. One significant area of difficulty for the Company has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $807,700 at December 31, 2004, a reduction of $386,200. This includes the write off five leases as debt forgiveness income in 2004 of $187,800. The Company expects to make further meaningful progress expanding sales and reducing debt in 2005.

III. Working Capital/Liquidity

During the year ended December 31, 2004, the working capital deficit was reduced by $395,600 to a deficit balance of $3,215,300. $665,300 of the improved working capital is due to a net reduction in convertible notes payable and accrued interest due to the conversion of convertible promissory notes into restricted common stock. This improvement was partially offset by increases in various current liabilities as discussed above. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. The cash shortage is a result of two factors. First, fertilizer sales in 2004 and prior years did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. The Swartz agreement expired on February 27, 2004. During the years ended December 31, 2004 and 2003, $-0- and $119,600, respectively, were received under the Swartz agreement. The Swartz equity funding was not able to function to meet the Company’s ongoing working capital needs, so private placements of stock with attached three year warrants have been undertaken since the fourth quarter of 2002. $843,500 and $703,500 was raised from private placements during 2004 and 2003, respectively. In addition, the Company sold GPXM and other shares during the year ended December 31, 2004, raising a total of $356,100 and $235,000 was received from the exercise of warrants. For 2003, sale of GPXM shares raised $786,400 and $185,800 was received from the exercise of warrants. Subsequent to December 31, 2004 the Company has received $560,000 from the private placement and $6,000 from the sale of GPXM stock.

The Company is actively working to establish a longer term financing plan that will identify capital sources for the Company’s financing needs over a two to three year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

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

ITEM 8A CONTROLS AND PROCEDURES

Itronics’ management, including the Chief Executive and Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the year ending December 31, 2004 and have evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended December 31, 2004.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. I. Directors and Executive Officers - Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/04	Position	Position Held Since

Dr. John W. Whitney	58	President/Treasurer	May 1988
		Director
Paul H. Durckel	87	Director	September 1995
Howland S. Green	51	Northeast Manager	April 2005
		of GOLD’n GRO sales
		Director
Gregory S. Skinner	50	Secretary	December 1990
Duane H. Rasmussen	74	Vice President;	November 1997
		Vice President and	May 1994
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

Howland S. Green

Mr. Green was appointed as a director of the Company and as the Northeast Manager of GOLD’n GRO Sales in April 2005. He received a B.Sc. degree in plant science and landscape architecture from the University of Rhode Island in 1981. He is the founder, owner and President of Holly Ridge Nursery in Kingston, Rhode Island, and is the concept creator and a founder of the North American Deer Management Network. He has served as consultant to "Ask This Old House". Mr. Green researched and developed the Mirrepel and subsequently co-developed the GOLD’n GRO Guardian systemic deer and rabbit repellent. As owner and manager of a landscape construction company and a wholesale nursery for almost thirty years, he has gained extensive knowledge of the landscape construction and maintenance and wholesale and retail nursery markets.

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

B. AUDIT COMMITTEE

At present the Company does not have an audit committee and consequently the entire Board serves as the audit committee. The Board presently consists of three members, one of whom is independent. The Company has interviewed several qualified individuals for the position of Audit Committee Financial Expert on the Board of Directors. All have declined to serve, with the primary reason being personal liability issues, especially the perceived view that being the "financial expert" increases the individual’s personal exposure over that of being a regular Board member.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2004 exceeded $100,000:

				Long Term
				Compensation
Name and				Securities
Principal	Calendar	Annual Compensation		Underlying
Position	Year	Salary	Bonus	Options (#)
Dr. John W. Whitney:	2004	$126,150	$-0-	550,000
President, Treasurer	2003	$126,375	$-0-	-0-
and Director (1) (2)	2002	$127,350	$-0-	3,250,000

Duane H. Rasmussen	2004	$132,000	$-0-	425,000
Vice President, VP	2003	$132,000	$-0-	-0-
and General Manager	2002	$132,000	$-0-	-0-
IMI (3)

(1) The 2004, 2003 and 2002 salary amounts include $125,000, for each year, respectively, that were not paid currently. In 2003 Dr. Whitney converted $260,000 of these amounts into the then existing private placement at $0.08 per share for a total of 3,250,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

Effective January 1, 1999, Dr. Whitney was granted an option for 1,000,000 restricted common shares at $0.25 per share, effective July 1, 2002 he was granted an option for 3,000,000 restricted common shares at $0.30 per share, and effective May 7, 2004 he was granted an option for 550,000 restricted common shares at $0.15 per share. These options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. Effective October 2, 2002 Dr. Whitney was granted a five year option for 250,000 restricted common shares at $0.20 per share.

(2) The salary amounts listed above include $1,150, $1,375, and $2,350 for 2004, 2003, and 2002, respectively, that represent compensation paid in common stock for service as a director of the Company. The compensation plan for all directors was 2,500 shares per quarter for 2004 and previous years.

(3) The 2004, 2003, and 2002 salary amounts include $55,000, $77,000, and $132,000, respectively, that were not paid currently. In 2003 Mr. Rasmussen converted $170,000 of these amounts into the then existing private placement at $0.08 per share for a total of 2,125,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

Effective May 7, 2004 Mr. Rasmussen was granted a compensatory option for 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company.

Option Grants in Last Fiscal Year:

	Number of	% of Total
	Securities	Options to
	Underlying	Employees	Exercise
	Options	in Fiscal	or Base	Expiration
Name	Granted (1)	Year	Price	Date
Dr. John W. Whitney	550,000	33%	$0.15	One year after employment ends
Duane H. Rasmussen	425,000	25%	$0.15	One year after employment ends

(1) In addition to the above, Dr Whitney acquired a total of 1,200,000 non-compensatory three year warrants by converting $120,000 of short term loans into the then existing private placement. All transactions were under the same terms and conditions as for other investors in current private placements and consequently the warrants are treated as non-compensatory.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

Values

Options Exercised:

	Shares Acquired on
Name	Exercise (#)	Value Realized
Dr. John W. Whitney
Non-compensatory (1)	4,750,461	$ -0-

(1) Dr. Whitney exercised non-compensatory warrants for 4,750,461 shares by paying cash of $185,008 and converting short term debt totaling $195,029. Since the warrants were non-compensatory, no realized value is listed above.

Options Unexercised:
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/04		At 12/31/04
Name	Exercisable	Unexerciseable	Exercisable	Unexerciseable
Dr. John W. Whitney
Compensatory	4,800,000	-0-	$ -0- (1)	$ -0-
Non-compensatory	1,200,000	-0-	$ -0- (1)	$ -0-
Duane H. Rasmussen
Compensatory	425,000	-0-	$ -0- (2)	$ -0-
Non-compensatory	2,125,000	-0-	$ -0- (2)	$ -0-

(1)If value realized was based on the average of the closing bid and ask prices on December 31, 2004, the value realized would have been $-0- for the compensatory options and $-0- for the non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer and a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

(2)If value realized was based on the average of the closing bid and ask prices on December 31, 2004, the value realized would have been $-0- for the compensatory and non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer of the Company, Mr. Rasmussen is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER           MATTERS

a) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	5,996,626	$0.25	989,000

Total	5,996,626	$0.25	989,000

b) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 31, 2005, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)(3)(4)	29,399,530	6,000,000	35,399,530	17.3

(1) Director

(2) Officer

(3) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, 250,000 shares at $0.20 per share, and 550,000 shares at $0.15 per share. Dr. Whitney also has non-compensatory three year warrants for 1,200,000 shares at $0.075, $0.15, and $0.225 per share for the first through third years of the option period. He received these warrants by converting $120,000 in short term loans into the then existing private placement under the same terms and conditions as other investors.

c) Security Ownership of Management.

The following table sets forth as of March 31, 2005, certain information, with respect to director and executive officer ownership of common stock in the Company:
	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)

Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)(5)	29,399,530	6,000,000	35,399,530	17.3

Paul H. Durckel
1655 Highway 395
Minden, NV 89423 (3)	574,668	138,400	713,068.4

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	4,364,011	2,550,000	6,914,011	3.4

All directors and
executive officers as
a group (4 persons)	34,990,528	8,688,400	43,678,928	21.1

(1) Dr. Whitney’s options include compensatory options of 1,000,000 shares at $0.25 per share, 3,000,000 shares at $0.30 per share, 250,000 shares at $0.20 per share, and 550,000 shares at $0.15 per share. Dr. Whitney also has non-compensatory three year warrants for 1,200,000 shares at $0.075, $0.15, and $0.225 per share for the first through third years of the option period. He received these warrants by converting $120,000 in short term loans into the then existing private placement under the same terms and conditions as other investors.

Mr. Durckel has three year warrants to acquire 138,400 restricted common shares related to his cash investment in the 2002 and 2003 Equity Private Placements, which are convertible at $0.08, $0.16, and $0.24 per share for the first through third years of the option period.

Mr. Rasmussen has a three year non-compensatory warrant to acquire 2,125,000 shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He acquired this warrant by investing $170,000 of his back salary in the existing private placement. Mr. Rasmussen also was granted a compensatory option to acquire 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company.

(2) The percent of class is based on the sum of 198,389,068 shares outstanding or to be issued as of March 31, 2005 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of March 31, 2005.

(3) Director

(4) Officer

(5) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (GPXM), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services were billed monthly and WWI received a combination of GPXM common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM. Any unexercised options under this arrangement can be assigned to WWI. Dr. Whitney is a principal in a group that controls the mining claims underlying one of GPXM's principal exploration and development properties. At December 31, 2004 WWI owned 123,198 restricted GPXM shares. At December 31, 2003 WWI owned 736,442 restricted GPXM shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total revenue from GPXM for 2004 and 2003 was $224,039 and $146,893, respectively. A total of $101,281 and $13,707 is included in accounts receivable at December 31, 2004 and 2003, respectively. At December 31, 2004, the average bid/asked price for GPXM common was $0.213, resulting in a value of shares held on that date of $26,180. Included in the GPXM shares held at December 31, 2003 and 2002 are 300,000 and 1,050,000 restricted common shares, respectively, that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from GPXM. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of GPXM, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept GPXM restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these GPXM shares was $214,275 and the market value at December 31, 2002 was $241,500. The 300,000 shares held at December 31, 2003 were valued at $135,750 and had a cost of $70,650.

ITEM 13. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K.

I. Index of Financial Statements and Exhibits

II. Reports on Form 8-K.

The following forms 8-K were filed during the fourth quarter of 2004:

  October 7, 2004    Announced GOLD’n GRO fertilizer sales for the three and

                     nine months ended September 30, 2004.

November 19, 2004    Announced sales and operating results for the three and

                     nine months ended September 30, 2004.

December 2, 2004     Announced development of a subscription based internet

                     publication featuring gold industry and gold company

                     profiles.

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

CACCIAMATTA ACCOUNTANCY CORPORATION

CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheet of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to in the first paragraph present fairly, in all material respects, the consolidated financial position of Itronics Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2004, the Company has an accumulated deficit of $22,944,959, a negative working capital of $3,215,298, and a stockholders’ deficit balance of $2,564,270. The Company’s ability to continue as a going concern is contingent upon (a) future profitable operations and (b) the ability to generate sufficient cash to meet obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding this matter are described in Note 13. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               /S/ Cacciamatta Accountancy Corporation

Irvine, California

May 19, 2005

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$ 5,180	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700;
2003, $5,700	188,805	96,384
Marketable securities, available for sale	26,180	413,240
Inventories	571,704	425,525
Prepaid expenses	142,509	53,073
Current portion of deferred loan fees	14,152	40,773
Total Current Assets	948,530	1,063,494

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	121,171	102,203
Equipment and furniture	2,071,998	1,861,917
Vehicles	133,028	133,028
Equipment under capital lease	1,096,104	1,076,687
	4,804,616	4,556,150
Less: Accumulated depreciation and amortization	1,670,668	1,383,307
	3,133,948	3,172,843
OTHER ASSETS
Intangibles less accumulated amortization 2004, $26,011;
2003, $25,963	8,435	8,483
Marketable securities, available for sale	-	120,000
Deferred loan fees, less current portion, less accumulated
amortization 2004, $203,288; 2003, $162,056	34,502	49,113
Deposits	22,525	26,575
	65,462	204,171
	$4,147,940	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2004	2003
CURRENT LIABILITIES
Accounts payable	$ 609,795	$ 517,989
Accrued management salaries	389,127	218,185
Accrued expenses	398,731	213,295
Insurance contracts payable	15,048	9,458
Interest payable	211,216	217,604
Current maturities of long-term debt	522,845	537,031
Current maturities of capital lease obligations	807,746	994,456
Current maturities of advances from stockholders	161,525	248,168
Current maturities of capital lease due stockholder	5,420	4,869
Current maturities of convertible notes and accrued interest	1,020,946	1,686,286
Other	21,429	27,056
Total Current Liabilities	4,163,828	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	97,022	123,059
Convertible promissory notes	1,517,000	2,376,100
Accrued interest, convertible notes	925,216	879,126
Capital lease obligations, less current maturities	-	75,391
Capital lease due stockholder, less current maturities	9,144	14,117
Total Long-Term Liabilities	2,548,382	3,467,793
Commitments and Contingencies	-	-
	6,712,210	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2004, 164,863,938; 2003, 122,373,953	164,864	122,374
Additional paid-in capital	19,438,213	15,234,212
Accumulated deficit	(22,944,959)	(20,105,087)
Common stock to be issued	786,426	672,255
Accumulated other comprehensive income	(9,568)	374,346
Common stock options outstanding, net	754	218
	(2,564,270)	(3,701,682)
	$4,147,940	$4,440,508

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Fertilizer	$1,019,789	$ 554,320
Photochemical recycling	301,609	327,306
Silver	101,531	55,287
Mining technical services	297,120	331,874
Total Revenues	1,720,049	1,268,787
COST OF SALES	1,687,753	1,428,640
Gross Profit (Loss)	32,296	(159,853)

OPERATING EXPENSES
Depreciation and amortization	325,404	336,738
Research and development	165,083	69,353
Sales and marketing	971,988	739,043
Delivery and warehousing	78,565	47,211
General and administrative	897,882	841,747
	2,438,922	2,034,092
Operating (Loss)	(2,406,626)	(2,193,945)

OTHER INCOME (EXPENSE)
Interest	(790,027)	(965,071)
Gain on sale of investments	168,937	449,606
Other	187,844	(42,881)
Total Other Income (Expense)	(433,246)	(558,346)
(Loss) before provision for income tax	(2,839,872)	(2,752,291)
Provision for income tax	-	-
Net Income(Loss)	(2,839,872)	(2,752,291)
Other comprehensive income
Unrealized gains on securities	(383,914)	132,693
Comprehensive Income (Loss)	$(3,223,786)	$(2,619,598)

Weighted average number of shares outstanding,
basic and diluted	141,941,235	103,994,400
Earnings (Loss) per share, basic and diluted	$(0.020)	$ (0.026)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2002	88,690	$ 88,690	$11,748,423	$(17,352,796)	$ 576,998	$241,653	$109,173	$(4,587,859)
Issue of common stock:
For cash	12,583	12,583	1,011,287	-	(15,000)	-	-	1,008,870
For services	7,808	7,808	891,576	-	233,395	-	-	1,132,779
For debt conversion	11,627	11,627	1,434,817	-	(13,863)	-	-	1,432,581
For asset acquisition	1,666	1,666	148,109	-	(109,275)	-	-	40,500
Net (loss) for the year
ended Dec. 31, 2003	-	-	-	(2,752,291)	-	-	-	(2,752,291)
Other comprehensive
income for the year
ended Dec. 31, 2003	-	-	-	-	-	132,693	-	132,693
Common stock options
outstanding	-	-	-	-	-	-	(108,955)	(108,955)
Balance, Dec. 31, 2003	122,374	122,374	15,234,212	(20,105,087)	672,255	374,346	218	(3,701,682)
Issue of common stock
For cash	12,983	12,983	1,095,018	-	(27,500)	-	-	1,080,501
For services	8,935	8,935	793,618	-	(16,292)	-	-	786,261
For debt conversion	18,311	18,311	2,128,152	-	157,963	-	-	2,304,426
For asset acquisition	2,261	2,261	187,213	-	-	-	-	189,474
Net (loss) for the year
ended Dec. 31, 2004	-	-	-	(2,839,872)	-	-	-	(2,839,872)
Other comprehensive
income for the year
ended Dec. 31, 2004	-	-	-	-	-	(383,914)	-	(383,914)
Common stock options
outstanding	-	-	-	-	-	-	536	536
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)

The accompanying notes are an integral part of these financial statements

ITRONICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
Cash flows from operating activities
Net income (loss)	$(2,839,872)	$(2,752,291)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	325,404	336,738
Interest on convertible notes	483,868	606,754
Marketable securities received for services	(35,748)	(53,050)
Gains on investments	(168,937)	(449,604)
Gain on debt forgiveness	(187,814)	-
Other	-	20,395
Stock option compensation	536	(108,955)
Expenses paid with issuance of common stock:
Interest expense	94,299	109,362
Consulting expenses	281,643	225,976
Directors fees	3,450	4,125
Salaries	297,536	448,624
Operating expenses	5,000	76,492
(Increase) decrease in:
Trade accounts receivable	(92,421)	(8,160)
Inventories	(146,179)	(88,372)
Prepaid expenses, deposits and other	14,896	(20,415)
Increase (decrease) in:
Accounts payable	105,762	(12,593)
Accrued management salaries	170,942	39,157
Accrued expenses and contracts payable	269,785	(720)
Net cash used by operating activities	(1,417,850)	(1,626,537)

Cash flows from investing activities:
Acquisition of property and equipment	(56,756)	(47,837)
Acquisition of investments	-	(9,000)
Sale of investments	356,107	786,381
Net cash provided (used) by investing activities	299,351	729,544

Cash flows from financing activities:
Proceeds from sale of stock	1,080,501	1,008,870
Proceeds from stockholders/short-term debt	150,000	-
Account receivable factoring, net	13,224	38,005
Payments on debt	(154,545)	(172,584)
Net cash provided by financing activities	1,089,180	874,291
Net increase (decrease) in cash	(29,319)	(22,702)
Cash, beginning of year	34,499	57,201
Cash, end of year	$ 5,180	$ 34,499

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(continued)

	2004	2003
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$158,587	$ 164,423
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock:
Accounts payable	27,178	118,194
Accrued management salaries	-	162,250
Convertible notes and accrued interest	1,962,219	1,420,471
Short-term debt and accrued interest due an
officer/stockholder	315,029	12,110
Equipment financed with capital leases	2,236	31,008
Acquisition of assets by issuance of
common stock:
Minority interest in American Gold & Silver Ltd.	-	40,500
Equipment	189,474	-
Officer/stockholder loan of marketable securities	28,276	-
Payment of short-term debt due an officer/
stockholder with marketable securities	-	55,275

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Principles of Consolidation:

The consolidated financial statements include the accounts of

Itronics Inc. and its subsidiaries:

	2004	2003
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	82.53	82.53
American Gold & Silver (A Limited Partnership)	47.77	47.77

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

DECEMBER 31, 2004 AND 2003

Revenue Accounting:

Revenue from sales of products are recorded when shipped. Product returns and allowances are nominal.

When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 2004 and 2003 were $108,254 and $118,735, respectively.

Cash and Cash Equivalents:

At present, cash includes only deposits in checking and money market accounts and does not include any cash equivalents.

Accounts Receivable Allowance Account:

The Company uses the allowance method to account for uncollectible accounts receivable.

Inventories:

Inventory is determined utilizing the lower of cost or market value determined on the average cost valuation method and consists primarily of unprocessed silver bearing photochemicals, fertilizer raw materials and saleable fertilizer.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2004 and 2003:

	2004	2003
Finished goods	$ 63,615	$ 60,553
Work in progress	-	15,150
Raw materials	508,089	349,822
	$571,704	$425,525

Cost of the silver in solution inventory is the lesser of the actual cost, or 80% of the fair market value of the silver content of the photochemicals as determined by laboratory assays (See Note 14).

Property and Equipment:

Property and equipment are stated at cost. Depreciation is computed by accelerated and straight-line methods over five to forty years. Capital lease equipment is amortized using accelerated and straight-line methods over five to twenty years. Accumulated amortization on capital lease equipment is $474,340 and $376,996 at December 31, 2004 and 2003, respectively.

Repairs and maintenance are charged to operations as incurred.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Intangible Assets:

Intangible assets are amortized by the straight-line method over the following lives:

YEARS
Patents	17
Deferred loan fees	3-5

Estimated aggregate amortization expense for the succeeding five years is:

2005	$14,244
2006	3,949
2007	3,255
2008	3,255
2009	3,255

Research and Development:

Wages, benefits, rent, and other costs associated with ongoing research are expensed as research and development when incurred.

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $157,986 and $32,960 for the years ended December 31, 2004 and 2003, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during 2004 and 2003. Common stock equivalents are not included, as their effect would be antidilutive.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2004 and 2003 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

	DECEMBER 31,
	2004	2003
Notes due to unrelated parties:
Notes payable secured by vehicles due at varying dates
through 2006. The monthly payments total $1,345,
including interest at 10.5% to 11.0% per annum.	$ 17,440	$ 33,584

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	492,881	510,218

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	14,589	18,585

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest at 6% percent per annum.	94,957	97,703
Less current portion due within one year	(522,845)	(537,031)
Total long-term liabilities due to unrelated parties	$ 97,022	$ 123,059

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	DECEMBER 31,
	2004	2003

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
accrued interest are convertible into the
Company’s restricted common stock at prices
ranging from $0.125 to $1.18 per share at any
time through February 2006.	1,570,000	1,645,000

Three year convertible promissory notes due at
varying dates through December 2004, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.15 per share at any time through
dates ranging from March to December 2004.	20,000	1,185,000

Three year convertible promissory notes due at
varying dates through September 2005, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.25 per share at any time through
dates ranging from January to September 2005.	606,100	774,100
Accrued interest on convertible promissory notes	1,220,062	1,290,412
Less current portion due within one year	(1,020,946)	(1,686,286)
Total Long Term Convertible Promissory Notes
and Accrued Interest	$2,442,216	$3,255,226

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	DECEMBER 31,
	2004	2003
Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$161,525	$ 248,168
	161,525	248,168
Less current portion due within one year	(161,525)	(248,168)
Total long-term liabilities due to stockholders	$ -	$ -

Long-term debt matures as follows:
	UNRELATED	CONVERTIBLE
YEAR	PARTIES	NOTES	STOCKHOLDERS
2005	$522,845	$1,020,946	$161,525
2006	8,023	2,442,216	-
2007	3,276	-	-
2008	3,475	-	-
2009	3,687	-	-
2010-2023	78,561	-	-
	$619,867	$3,463,162	$161,525

As discussed in Note 15, property taxes on the Company’s manufacturing facility are delinquent as of December 31, 2004 in the amount of $7,336 plus penalties and interest. Such delinquency in property tax payments is a default under terms of the deed of trust securing the mortgage on the property and the lender can demand payment in full and institute foreclosure proceedings. As required by U.S. Generally Accepted Accounting Principles, the entire principal balance of the note, amounting to $492,881 as of December 31, 2004, is included in current liabilities. The lender is aware of the situation and has not made a demand or taken any other action. In addition a financing contract on equipment, with a balance of $14,589, is in default and is included in current liabilities. The lender has referred the loan to an attorney, but no further action has been taken.

During 2003 the holders of the 2000 Series Convertible Promissory Notes were offered to extend the notes for three years in exchange for an increased interest rate to 12% and a reduction in conversion price to $0.125 per share. As of December 31, 2004 all but $80,000 of the notes and $44,475 of the accrued interest were extended. The un-extended notes and accrued interest are in default, but no action has been taken by the note holders.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 4 - Major Customers:

Fertilizer sales for the years ended December 31, 2004 and 2003 include $989,084 and $518,202, respectively, from one major customer, which represents 97% and 93%, respectively, of fertilizer sales for the years ended December 31, 2004 and 2003. Receivables from this major customer as of December 31, 2004 amounted to $58,094, which represents 77% of photochemical fertilizer accounts receivable. The customer is one of the largest fertilizer distribution companies in the country.

Photochemical recycling revenues for the year ended December 31, 2004 and 2003, respectively, include $-0- and $80,900 from one major customer under a Department of Defense contract. Photochemical recycling and silver refining revenues for the years ended December 31, 2004 and 2003 also include $201,291 and $116,693, respectively, from one major customer in the digital imaging and processing industry. The combined revenues from the one major customer represents 59% of 2004 photochemical recycling and silver refining revenues and the combined revenues for the two major customers was 60% of photochemical recycling and silver refining revenues for 2003.

Sales of silver bars, film, and processed bullion for the year ended December 31, 2004 includes $47,456 to three customers, which is 75% of such sales. Comparable sales for the year ended December 31, 2003 include $15,726 to two customers, which is 57% of such sales.

Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2004 includes $224,039 and $32,816 from two major customers which represents 86% of technical services revenues. Technical services revenue (including pass through funds described in Note 1) for the year ended December 31, 2003 includes $146,893, $131,600, and $45,830 from three major customers which represents 98% of technical services revenues. Receivables from these major customers as of December 31, 2004 and 2003 amount to $101,281 and $21,210, which represents 85% and 73%, respectively, of consulting accounts receivable.

The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of revenues may change from year to year.

NOTE 5 - Income Taxes:

The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	2004		2003
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME

Federal tax at statutory rate	$ -	- %	$ -	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %
Total Income Tax Expense	$ -	0.0%	$ -	0.0%

The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2005	$ 65,113
2006	430,403
2007	188,146
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,933,607
2022	2,496,744
2023	2,286,436
2024	2,208,740
$16,283,240

The Company's total deferred tax assets, and deferred tax asset valuation allowances at December 31, 2004 and 2003 are as follows:

	2004	2003

Total deferred tax assets	$ 5,682,993	$ 4,776,751
Less valuation allowance	(5,682,993)	(4,776,751)
Net deferred tax asset	$ -	$ -

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 6 - Stock Option and Purchase Plans:

In January 2000 the Company began a private placement of three year convertible notes to raise $2.5 million. The placement was completed in February 2000 and raised a total of $2,668,000. The notes and accrued interest are convertible to restricted Common Shares at varying dates through February 2006, with conversion prices ranging from $0.125 to $1.18. During 2003 the holders of these notes were offered to extend the notes for three years in exchange for an increased interest rate from 9% to 12% and a reduction in conversion price to $0.125 per share. All but $90,000 of the notes were extended. $75,000 in principal and $34,434 in accrued interest were converted to restricted common stock during 2004. $928,000 in principal and $340,450 in accrued interest were converted to restricted common stock during 2003.

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

In March 2001 the Company began a private placement of three year convertible notes. A total of $1,242,029 was raised in 2001. The notes and accrued interest at 12% compounded annually are convertible to restricted common shares at varying dates through December 2004, with conversion prices ranging from $0.10 to $0.15. $1,165,000 in principal and $471,492 in accrued interest were converted to restricted common stock during 2004. $57,029 in principal and $14,551 in accrued interest were converted to restricted common stock during 2003.

In January 2002 the Company began a private placement of three year convertible notes. A total of $844,100 was raised in 2002. The notes and accrued interest at 12% compounded annually are convertible to restricted common shares at varying dates through September 2005, with conversion prices ranging from $0.10 to $0.25. $168,000 in principal and $48,294 in accrued interest were converted to restricted common stock during 2004. $70,000 in principal and $10,442 in accrued interest were converted to restricted common stock during 2003.

In November 2002 the Company began a private placement of restricted common stock with an equal number of attached warrants. A total of $117,500 at $0.08 per share was raised in 2002. The warrants are for three years and are convertible into restricted common stock at $0.08 for the first year, $0.16 for the second year, and $0.24 for the third year.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

During 2003 the Company continued the private placement of restricted common stock with an equal number of attached warrants. A total of $703,500 at $0.08 per share was raised in 2003. The warrants are for three years and are convertible into restricted common stock at $0.08 during the first year, $0.16 during the second year, and $0.24 during the third year.

During 2003 three officer/employee/stockholders converted salary in arrears totaling $480,000, or a total of 6,000,000 restricted common shares, into the $0.08 per share private placement described above under the same terms and conditions, including an equal number of attached warrants, as described above. Of this amount, $317,500 was for salary previously converted to restricted common stock, but not issued to conserve the cash required to pay payroll taxes, and $162,500 was additional salary in arrears converted into restricted common stock. The shares remain un-issued as of the date of this report to conserve cash. Also during 2003 an officer/stockholder converted a total of $12,037 in short term debt and accrued interest into the private placement with the same terms and conditions as described above.

During 2004 the Company continued the private placement of restricted common stock with an equal number of attached warrants. Through May 2004 a total of $646,000 at prices ranging from $0.08 to $0.125 per share was raised. The warrants, totaling 3,924,500 shares, are for three years and are convertible into restricted common stock at prices ranging from $0.08 to $0.125 during the first year of the warrant period, double the respective amounts during the second year, and triple the respective amounts during the third year. In December 2004 a new private placement of restricted common shares was begun with an attached three year warrant for one half the number of shares acquired in the private placement. A total of $197,500 was raised in 2004 at $0.05 per share, which resulted in the issuance of warrants to acquire 1,975,000 restricted common shares. The exercise price of these warrants is $0.075 during the first year of the warrant period, double that amount during the second year, and triple that amount during the third year. In addition, an officer/stockholder converted $120,000 in loans to the Company into the private placement and received warrants to acquire 1,200,000 restricted common shares under the same terms and conditions as the other investors in the private placement.

The Company periodically grants compensatory options and warrants to acquire common shares to certain officers, directors, employees, and consultants of the Company. The options are exercisable at varying dates through 2014, except for 5,600,000 options granted to various officers and employees, which expire one year after the end of their employment. The number of outstanding compensatory options and warrants was 5,996,626 and 4,409,591 shares at December 31, 2004 and 2003, respectively, at prices ranging from $0.15 to $0.90.

Following is a summary of all warrant and option activity for the years ended December 31, 2004 and 2003.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	NUMBER OF SHARES
	2004	2003
Under option, beginning of year	60,907,607	35,618,794
Granted	12,558,586	39,125,973
Exercised	(21,484,760)	(13,483,260)
Expired	(87,965)	(353,900)
Under option, end of year	51,893,468	60,907,607
Average price for all options granted and exercised	$0.11	$0.12

Compensatory Stock Options:

Included in the above options and warrants are compensatory options granted to various employees and consultants during 2004 and 2003 to acquire 1,675,000 and 14,000 common shares, respectively. Of the options for 2004, 1,600,000 shares are exercisable any time up to twelve months after the end of the respective employee’s employment, 60,000 shares are exercisable at any time over three years from the date of grant, and 15,000 shares are exercisable at any time over ten years from the date of grant. All 2004 options are exercisable at $0.15 per share. Of the options for 2003, 12,000 shares are exercisable at any time over three years from the date of grant and 2,000 shares are exercisable at any time over ten years from the date of grant. The exercise prices are 2,000 shares at $0.50 and 12,000 shares at $0.90. The Company applies APB Opinion 25 in accounting for these stock options. Total option compensation expense, based on the fair market values of the stock on the grant dates, is $536 for December 31, 2004. For 2004, options for 87,965 shares from prior years expired. For 2003, options for 353,900 shares from prior years expired during the year, resulting in option compensation expense of $(108,955) and deferred compensation of $123.

If the Company were to apply the provisions of FASB Statement No. 123 to these options, using the fair value method, compensation expense would have been $61,575 and $96 for December 31, 2004 and 2003, respectively. Net loss and loss per share would have been impacted as follows:

	2004	2003
Net Income (Loss):
As reported	$(2,839,872)	$(2,752,291)
Adjustment for additional expense for fair
value of options	(61,039)	(109,051)
Pro forma	$(2,900,911)	$(2,861,342)

Earnings (Loss) per share, basic and diluted
As reported	$(0.020)	$(0.026)
Pro forma, basic and diluted	$(0.020)	$(0.028)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

The pro forma amounts were estimated for each quarter using the Black-Scholes option pricing model with the following assumptions for 2004 and 2003:

	2004	2003
Dividend yield	0%	0%
Risk-free interest rate	2.75% to 4.75%	3.38%
Expected life	3-10 years	3-10 years
Expected volatility	16.65% to 66.75%	42.71%

NOTE 7 – Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2004	2003
Payment of salaries	$540,900	$526,375
Payment of consulting and operating fees	4,800	5,600
Payment of director fees	525	1,125
Payment of interest, employees	37,701	67,118
Payment of debt, officer/stockholder	170,000	12,037
Private placement for cash	32,500	60,000
	$786,426	$672,255

NOTE 8 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2004	2003

Accrued vacation	$ 85,587	$70,339
Federal and state payroll taxes	219,899	33,366
Sales tax	245	16,590
Audit and annual meeting costs	93,000	93,000
	$398,731	$213,295

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 9 – Other Comprehensive Income

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2004	2003
Unrealized holding gains (losses)
arising during the period	$ 9,109	$ 360,289
Reclassification adjustment	(393,023)	(227,596)
Other Comprehensive Income	$(383,914)	$132,693

NOTE 10 - Related Party Transactions:

Promissory notes are held by stockholders at December 31, 2004 and 2003 (see Note 3 for terms). $389,127 and $218,185 of the accrued management salaries as of December 31, 2004 and 2003, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $523,800 and $515,100 for 2004 and 2003, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued are 6,488,021 and 6,220,624 for 2004 and 2003, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest accrued at 12% per annum on salaries due officer and employee/stockholders amounted to $97,869 and $113,233, respectively, in 2004 and 2003. Of these amounts, $94,299 and $109,290 for 2004 and 2003, respectively, were paid (or will be paid) by issuance of 990,187 and 808,092 shares of restricted common stock.

Interest expense on related party loans amounted to $31,396 and $37,030 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on related party loans totaled $35,082 and $66,081 at December 31, 2004 and 2003, respectively.

After approval from the Company's Board of Directors, in March 1999 the Company's subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (GPXM), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services were billed monthly and WWI received a combination of GPXM common stock, SEC Rule 144 restricted common stock, and cash. Separately, Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM. Any unexercised options under this arrangement can be assigned to WWI. Dr. Whitney is a principal in a group that controls the mining claims underlying one of GPXM's principal exploration and development properties. At December 31, 2004 WWI owned 123,198 restricted GPXM shares. At December 31,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

2003 WWI owned 736,442 restricted GPXM shares. The initial Rule 144 one year period for resale began in April 2000, and continues monthly thereafter. Total revenue from GPXM for 2004 and 2003 was $224,039 and $146,893, respectively. A total of $101,281 and $13,707 is included in accounts receivable at December 31, 2004 and 2003, respectively. At December 31, 2004, the average bid/asked price for GPXM common was $0.213, resulting in a value of shares held on that date of $26,180. Included in the GPXM shares held at December 31, 2003 and 2002 are 300,000 and 1,050,000 restricted common shares, respectively, that were acquired by WWI purchasing $0.10 options from Dr. Whitney and subsequently exercising the options by offsetting accounts receivable due it from GPXM. The purchase price of the options was $109,275, which was determined at 85% of fair market value of the then current trading price of GPXM, less the $0.10 option price. This valuation method is under the same terms that WWI uses to accept GPXM restricted common shares for its monthly services. Dr. Whitney accepted Company restricted common shares in the 2002 Equity Private Placement as payment for the options, which amounted to 1,365,938 shares plus an equal number of warrants with conversion prices ranging from $0.08 to $0.24 per share. The total cost to WWI of these GPXM shares was $214,275 and the market value at December 31, 2002 was $241,500. The 300,000 shares held at December 31, 2003 were valued at $135,750 and had a cost of $70,650.

During 2004 Dr. Whitney loaned WWI 103,765 shares of GPXM stock at a value of $28,276 The loaned shares were sold by WWI for $25,097, for a realized loss of $3,179. The loan was repaid in 2004 by conversion into the Company’s restricted common stock when Dr. Whitney exercised warrants he acquired in 2003. During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of GPXM stock at a value of $105,000. The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. In 2002, WWI repaid 416,463 of the GPXM shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. During 2003 the remaining balance of the loan and accrued interest was paid by a combination of 87,283 GPXM shares, 250,000 shares of other marketable securities, and 150,461 Company restricted common shares. The portion of the loan paid in Company shares was converted into the $0.08 per share Private Placement under the same terms and conditions as other investors, including an equal number of three year warrants. WWI realized a net gain of $19,369 on the transaction.

During 2003 WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the monthly payments to the commercial lender and will acquire ownership of the vehicle when the loan is paid in full.

For related party transactions subsequent to December 31, 2004, see Note 16.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 11 - Lease Commitments and Rent Expense:

0perating Leases:

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2005. Monthly payments are $4,912.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,000.

A wholly owned subsidiary of the Company, WWI, is committed under a non-cancelable agreement for the use of office space which expires July 31, 2006. The monthly lease payment totals $2,430.

Future minimum rental commitments at December 31, 2004, under these operating lease agreements are due as follows:

2005	$58,632
2006	17,010
2007	-
2008	-
$75,642

Total rental expense included in the statements of operations for the years ended December 31, 2004 and 2003 is $99,981 and $105,867, respectively.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

In January 2004 the Company and its subsidiaries entered into a lease for office equipment. The lease totaled $2,236, with a lease period of four years, and total monthly lease payments of $66. The lease has a buyout option for $1 at the end of the lease.

As of December 31, 2004 lease payments totaling $741,597 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default are classified as a current liability. Some of the lessors have filed suit to recover the amounts due under the leases. The present status of these actions is discussed in Note 15. The Company is making ongoing payment arrangements with these and the other lessors to avoid action that may be adverse to the Company.

All of the above described leases are secured by the equipment acquired or financed under the lease.

Future minimum lease commitments at December 31, 2004 are due as follows:

	Unrelated	Related
	Parties	Party
2005	$ 974,123	$ 6,370
2006	-	6,370
2007	-	2,655
2008	-	-
2009	-	-
	974,123	15,395
Less: amounts representing interest	(166,377)	(831)
	$ 807,746	$14,564

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

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

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	2004	2003
Revenues
Photochemical Fertilizer	$1,422,929	$ 936,913
Mining Technical Services	297,120	331,874
Consolidated Revenues	$1,720,049	$1,268,787

Cost of Sales
Photochemical Fertilizer	$1,457,616	$1,119,831
Mining Technical Services	230,137	308,809
Consolidated Cost of Sales	$1,687,753	$1,428,640

Gross Profit (Loss)
Photochemical Fertilizer	$(34,687)	$(182,918)
Mining Technical Services	66,983	23,065
Consolidated Gross Profit (Loss)	$ 32,296	$(159,853)

Operating Income (Loss)
Photochemical Fertilizer	$(2,024,481)	$(1,834,621)
Mining Technical Services	(382,145)	(359,324)
Consolidated Operating Income (Loss)	$(2,406,626)	$(2,193,945)
Other Income (Expense)
Photochemical Fertilizer	$(602,213)	$(1,014,821)
Mining Technical Services	168,967	456,475
Consolidated Other Income (Expense)	$(433,246)	$(558,346)

Net Income (Loss)
Photochemical Fertilizer	$(2,626,694)	$(2,849,442)
Mining Technical Services	(213,178)	97,151
Consolidated Net Income (Loss) before taxes	$(2,839,872)	$(2,752,291)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Other segment information:	2004	2003
Capital expenditures by business segment:
Photochemical Fertilizer	$243,989	$46,419
Mining Technical Services	4,477	32,426
Consolidated Capital Expenditures	$248,466	$78,845

Depreciation and amortization expense by business segment:
Photochemical Fertilizer
Depreciation	$173,555	$175,568
Amortization	119,324	120,952
	292,879	296,520
Mining Technical Services
Depreciation	16,462	19,188
Amortization	16,064	21,030
	32,525	40,218
Consolidated Depreciation and Amortization	$325,404	$336,738

General and administrative expenses of $153,887 and $179,761 incurred by Itronics Inc. were equally divided between the two segments for 2004 and 2003, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2004		2003
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 4,370	$ 420	$ 6,249	$ 25,753
Accounts receivable, net	73,339	115,466	71,197	25,187
Marketable securities	-	26,180	-	413,240
Inventories	569,878	1,826	423,699	1,826
Deferred loan fees, current	14,152	-	36,234	4,539
Prepaid expenses	23,015	13,711	39,371	3,049
	684,754	157,603	576,750	473,594
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,026,356	-	1,058,798	-
Construction in progress,
manufacturing facility	121,171	-	102,203	-
Equipment	1,116,920	25,601	1,021,596	54,054
Vehicles	7,136	-	21,501	-
Equipment under capital lease	524,166	96,741	571,949	125,170
	3,010,749	122,342	2,991,047	179,224

Other Assets, net
Patents, trademarks, and other	8,435	-	8,483	-
Marketable securities	-	-	-	120,000
Inter-company investments/loans	-	1,234,257	-	1,782,550
Deposits	9,760	12,567	11,180	15,197
Deferred loan fees	34,502	-	49,113	-
	52,697	1,246,824	68,776	1,917,747
	$3,748,200	$1,526,769	$ 3,636,573	$2,570,565

Reconciliation of segment assets to consolidated assets:
	2004	2003

Total Assets:
Photochemical Fertilizer	$3,748,200	$ 3,636,573
Mining Technical Services	1,526,769	2,570,565
Total Segment Assets	5,274,969	6,207,138
Itronics Inc. assets	22,504,867	20,587,504
Less: inter-company elimination	(23,631,896)	(22,354,134)
Consolidated Assets	$4,147,940	$ 4,440,508

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 13 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $2,839,872 during the year ended December 31, 2004, a negative working capital of $3,215,298, and a stockholders’ deficit balance of $2,564,270 as of December 31, 2004. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

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

As of December 31, 2004, a significant portion of the Company's accounts receivable is concentrated with one fertilizer distribution company. This concentration of credit risk is somewhat mitigated due to the fact that the distribution company is one of the largest fertilizer distribution companies in the country.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Increase or decrease in photochemical recycling service and silver extraction revenues has a direct relationship with federal, state, and local regulations and enforcement of said regulations. Fertilizer revenues could be impacted by crop cycles, seasonal variations, and weather patterns.

The ability to recognize a net profit from silver recovery sales is based on the fair market value of silver (Handy & Harmon five day average) at the time the photochemicals are obtained versus the fair market value of silver when recovered silver is sold. Most customers are given an 80% silver credit against recycling services based on the content of silver in the photochemicals. If the fair market value of silver declines, the possibility exists that the 80% credit, plus operating costs associated with the silver extraction, could exceed the revenues generated at the time the silver is sold.

Management's long term plan to reduce the market risk of silver is to increase the volume of photochemicals and the resultant silver recovery, and then to implement a hedging program in which silver will be sold forward, thereby matching the price to be received to the price paid to the Company's customers.

As a handler of photochemical materials, and a seller of liquid fertilizers, the Company is subject to various federal, state, and local environmental, safety, and hazardous waste regulations and state fertilizer registration requirements. The Company believes that its policies and procedures for handling hazardous wastes are in compliance with the applicable laws and regulations and are consistent with industry standards. Costs for these compliance activities are expensed as incurred. As the Company's photochemical fertilizer business expands, the various laws and regulations that are applicable to the Company's activities will change. During 1996, the Company received concurrence from the State of Nevada environmental officials that the Company's photochemical fertilizer process meets the existing requirements for exemption from all environmental regulations, except toxic metal content standards, and with the exception that certain presently conducted lab analyses of the photochemicals will continue to be required. Certain of the Company's large scale customers presently meet the exemption requirements. Now that all the photochemicals are utilized in the fertilizer or other commercial products, all the Company's customers are arguably exempt.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 15 – Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments are delinquent as of December 31, 2004. In February 2005 the plaintiff received approximately $6,700 by levying three of the Company’s bank accounts. No further collection action has been taken.

As of December 31, 2004 a total of nine lawsuits filed in 2003 and prior remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Six of these suits, seeking a total of $306,990 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $258,390. Monthly payments on the settlements total $12,935 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on five of the restructured leases are in default, but no additional collection action has been taken. Of the six remaining unsettled suits, three have received judgments, of which one has filed for a debtors examination which was to occur in April 2005. The Company has agreed to payment terms on that lease and the examination has been stayed until June 2005. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. No further collection action has occurred on this claim.

As of December 31, 2004 the Company’s subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company has received final notice, notice of intent to levy, on the subsidiaries IMI and ICI for a total amount

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

due of $93,273. The notices are dated May 12, 2005. They indicate the Company has 30 days from that date to pay the tax, make alternative payment arrangements, or request appeals consideration. After the 30 days, the IRS may seize Company property to satisfy the debt. The IRS may also file federal tax liens for the amounts due at any time. Successful completion of a payment plan is dependent on future financing as more fully discussed in the Working Capital/Liquidity section of Management’s Discussion and Analysis or Plan of Operations.

Successful settlement of the above claims is dependent on additional financing, which is being actively pursued.

NOTE 16 - Subsequent Events:

The following summarizes common stock issued from January 1, 2005 through May 19, 2005 and common stock to be issued as of March 31, 2005 :

	ISSUED	TO BE ISSUED
	SHARES	AMOUNT	SHARES	AMOUNT
Labor and consulting services	3,770,790	$276,670	6,792,940	$548,140
Director fees	12,500	1,025	5,000	500
Interest on deferred salaries	191,864	12,726	630,475	53,030
Loan conversions-officer	3,025,000	170,000	-	-
Convertible notes payable converted	8,193,081	835,230	-	-
Private placement for cash	11,850,000	592,500	-	-
Acquisition of GOLD’n GRO Guardian	1,000,000	71,500	-	-
	28,043,235	$1,959,651	7,428,415	$601,670

$583,030 in salary and interest remains unissued as of the May 19, 2005 to conserve cash otherwise needed to pay payroll taxes.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 17 – Earnings (Loss) Per Share:

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2004 and 2003.

	2004	2003
Net Income (Loss)	$(2,839,872)	$(2,752,291)
Less: Preferred stock dividends	-	-
Basic EPS income (loss) available to
common stockholders	$(2,839,872)	$(2,752,291)

Weighted average number of shares outstanding	141,941,235	103,994,400
Common equivalent shares	-	-
	141,941,235	103,994,400
Per share amount	$(0.020)	$(0.026)

Warrants, options, and shares to be issued, totaling 62,953,132 and 68,633,857 shares as of December 31, 2004 and 2003, respectively, would dilute future EPS. No diluted EPS is presented as the effect of including these shares is antidilutive.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountants.

	2004	2003
Audit fees	$62,685	$37,000
Audit related fees	1,100	1,400
Tax fees	-	500
All other fees	-	-
Total	$63,785	$38,900

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

                                                    ITRONICS INC.

Date: May 23, 2005                              By: /S/ JOHN W. WHITNEY

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

Date: May 23, 2005                              By: /S/ JOHN W. WHITNEY

                                                   John W. Whitney

                                                   President, Treasurer and Director

                                                   (Principal Executive and Financial

                                                   Officer)

Date: May 23, 2005                              By: /S/ MICHAEL C. HORSLEY

                                                   Michael C. Horsley

                                                   Controller

                                                   (Principal Accounting Officer)

Date: May 23, 2005                              By: /S/ PAUL H. DURCKEL

                                                   Paul H. Durckel

                                                   Director

Date: May 23, 2005                               By: /S/ HOWLAND S. GREEN

                                                   Howland S. Green

                                                   Director