Form 10QSB
period 2005-03-31
ITRONICS INC
filed 2005-05-27
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                       For the quarterly period ended March 31, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

           As of May 15, 2005, 192,907,173 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2005
and December 31, 2004	4
Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three Months Ended March 31, 2005 and 2004	6
Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2005 and 2004	7
Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	13

Item 3. Controls and Procedures	28

PART II- OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 2. Changes in Securities and Use of Proceeds	30
Item 3 Defaults upon Senior Securities	31
Item 6. Exhibits and Reports on Form 8-K	31
Certifications	33

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	312,723	188,805
Marketable securities, available for sale	11,901	26,180
Inventories	557,582	571,704
Prepaid expenses	226,389	142,509
Current portion of deferred loan fees	14,752	14,152
Total Current Assets	1,123,347	948,530

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	130,071	121,171
Equipment and furniture	2,071,998	2,071,998
Vehicles	133,028	133,028
Equipment under capital lease	1,096,104	1,096,104
	4,813,516	4,804,616
Less: Accumulated depreciation and amortization	1,732,411	1,670,668
	3,081,105	3,133,948
OTHER ASSETS
Intangibles, net of amortization	8,423	8,435
Deferred loan fees, less current portion, net of
amortization	30,215	34,502
Deposits	22,525	22,525
	61,163	65,462
	$4,265,615	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 60,598	$ -
Accounts payable	634,662	609,795
Accrued management salaries	448,799	389,127
Accrued expenses	312,428	398,731
Insurance contracts payable	32,249	15,048
Interest payable	222,781	211,216
Current maturities of long-term debt	517,330	522,845
Current maturities of capital lease obligations	784,536	807,746
Current maturities of advances from an officer/stockholder	181,525	161,525
Current maturities of capital lease due stockholder	5,420	5,420
Current maturities of convertible notes and accrued interest	2,727,496	1,020,946
Other	25,179	21,429
Total Current Liabilities	5,953,003	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	94,380	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	7,551	9,144
Total Long-Term Liabilities	101,931	2,548,382
	6,054,934	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
191,182,367 at March 31, 2005; 164,863,938 at
December 31, 2004	191,182	164,864
Additional paid-in capital	21,261,496	19,438,213
Accumulated deficit	(23,858,564)	(22,944,959)
Common stock to be issued	601,670	786,426
Accumulated other comprehensive income (loss)	(18,450)	(9,568)
Common stock options outstanding, net	33,347	754
	(1,789,319)	(2,564,270)
	$4,265,615	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
REVENUES
Fertilizer	$211,234	$229,479
Photochemical recycling	22,181	54,559
Silver	26,759	42,958
Mining technical services	49,799	79,844
Total Revenues	309,973	406,840
COST OF SALES	351,108	440,573
Gross Profit (Loss)	(41,135)	(33,733)

OPERATING EXPENSES
Depreciation and amortization	65,442	78,111
Research and development	80,736	21,103
Sales and marketing	280,837	214,285
Delivery and warehousing	18,083	17,606
General and administrative	259,635	212,775
Total Operating Expenses	704,733	543,880
Operating (Loss)	(745,868)	(577,613)

OTHER INCOME (EXPENSE)
Interest expense	(164,052)	(208,770)
Gain (loss) on sale of investments	(3,685)	75,758
Other	-	8
Total Other Income (Expense)	(167,737)	(133,004)

Income (Loss) before provision for income tax	(913,605)	(710,617)
Provision for income tax	-	-
Net Income(Loss)	(913,605)	(710,617)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(8,882)	(184,754)
Comprehensive Income (Loss)	$(922,487)	$(895,371)

Weighted average number of shares
Outstanding (1,000’s)	174,495	127,541
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.006)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(913,605)	$(710,617)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	65,442	78,111
Interest on convertible notes	99,564	135,247
Marketable securities received for services	(2,518)	(12,683)
(Gain) Loss on investments	3,685	(75,758)
Stock option compensation	32,934	123
Expenses paid with issuance of common stock	227,422	140,918
(Increase) decrease in:
Trade accounts receivable	(123,918)	(58,606)
Inventories	14,122	(22,960)
Prepaid expenses and deposits	(54,764)	3,716
Increase (decrease) in:
Accounts payable	(22,624)	(29,081)
Accrued management salaries	59,672	29,303
Accrued expenses and contracts payable	(65,352)	(12,410)
Accrued interest	11,565	2,687
Net cash used by operating activities	(668,375)	(532,010)

Cash flows from investing activities:
Acquisition of property and equipment	-	(4,844)
Proceeds from sale of investments	4,230	153,395
Net cash provided (used) by investing activities	4,230	148,551

Cash flows from financing activities:
Proceeds from sale of stock	560,000	366,500
Proceeds from debt, stockholder	25,000	-
Proceeds from account receivable factoring, net	51,327	59,625
Payments on debt	(37,960)	(51,935)
Net cash provided by financing activities	598,367	374,190
Net increase (decrease) in cash	(65,778)	(9,269)
Cash, beginning of period	5,180	34,499
Cash, end of period	$ (60,598)	$ 25,230

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2004. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $913,605 during the three months ended March 31, 2005, a working capital deficit of $4,829,656, and a stockholders’ deficit balance of $1,789,319 as of March 31, 2005. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three months ended March 31, 2005 were affected by rainy weather and are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants is continuing with an offering price of $0.05 per share, plus an attached three year warrant for one half the number of shares with an exercise price of $0.075 for the first year, double that amount for the second year, and triple that amount for the third year. During the three months ended March 31, 2005 $560,000 was received from this private placement.

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

As of March 31, 2005 a total of nine lawsuits filed in 2003 and prior years remain outstanding against the Company’s subsidiaries by various

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in

Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Six of these suits, seeking a total of $306,990 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $258,390. Monthly payments on the settlements total $12,935 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on five of the restructured leases are in default, but no additional collection action has been taken. Of the six remaining unsettled suits, three have received judgments, of which one has filed for a debtors examination which was to occur in April 2005. The Company has agreed to payment terms on that lease and the examination has been stayed until June 2005. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. No further collection action has occurred on this claim.

As of December 31, 2004 the Company’s subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company has received notice of intent to levy on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices are dated May 12, 2005. They indicate the Company has 30 days from that date to pay the tax, make alternative payment arrangements, or request appeals consideration. After the 30 days, the IRS may seize property to satisfy the debt. The IRS may also file federal tax liens for the amounts due at any time. Successful completion of a payment plan is dependent on future financing.

Successful settlement of the above claims is dependent on future financing, which the Company is actively seeking.

5. As of March 31, 2005 lease payments totaling $758,434 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $51,553 in accrued interest, remains in default.

As of March 31, 2005, the Company was delinquent on real property taxes in the amount of $14,630 plus interest and penalties. This is a technical default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender is aware of the situation and has taken no collection action. The Company was also in arrears in the amount of $6,445 as of March 31, 2005 on a promissory note secured by equipment. The Company is working with the lender’s legal counsel to bring the payments current. As required by U.S. Generally Accepted Accounting Principles, the principal balance of these notes, in the amount of $502,403, have been classified as current liabilities.

6. During the three months ended March 31, 2005 convertible promissory notes totaling $592,600 principal and $242,630 accrued interest were converted into common stock at $0.10 per share.

7. Significant non-cash operating, investing, and financing activities for the three months ended March 31, 2005 include the conversion of $835,230 in convertible promissory notes and accrued interest into restricted common stock.

8. Warrants, options, and shares to be issued, totaling 62,289,984 and 66,758,507 shares as of March 31, 2005 and 2004, respectively, would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

9. Following are the components of Other Comprehensive Income:

	Three Months Ended March 31,
	2005	2004

Unrealized holding gains (losses)
arising during the period	$(12,122)	$ (73,866)
Reclassification adjustment	3,240	(110,888)
Other Comprehensive Income (Loss)	$(8,882)	$(184,754)

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2004.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004

Revenues:
Photochemical Fertilizer	$260,174	$ 326,996
Mining Technical Services	49,799	79,844
Consolidated Revenues	$309,973	$ 406,840

Gross Profit (Loss):
Photochemical Fertilizer	$(42,164)	$(35,639)
Mining Technical Services	1,029	1,906
Consolidated Gross Profit (Loss)	$(41,135)	$(33,733)

Operating Income (Loss):
Photochemical Fertilizer	$(603,545)	$(483,503)
Mining Technical Services	(142,323)	(94,110)
Consolidated Operating Income (Loss)	$(745,868)	$(577,613)

Other Income (Expense):
Photochemical Fertilizer	$(164,052)	$(208,770)
Mining Technical Services	(3,685)	75,766
Consolidated Other Income (Expense)	$(167,737)	$(133,004)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(767,597)	$(692,273)
Mining Technical Services	(146,008)	(18,344)
Consolidated Net Income
(Loss) before taxes	$(913,605)	$(710,617)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2005	2004

Current Assets:
Photochemical Fertilizer	$ 819,398	$ 684,754
Mining Technical Services	150,724	157,603
	970,122	842,357

Property and Equipment, net:
Photochemical Fertilizer	2,965,688	3,010,749
Mining Technical Services	114,776	122,342
	3,080,464	3,133,091

Other Assets, net:
Photochemical Fertilizer	48,398	52,697
Mining Technical Services	969,614	1,246,824
	1,018,012	1,299,521

Total Assets:
Photochemical Fertilizer	3,833,484	3,748,200
Mining Technical Services	1,235,114	1,526,769
Total Segment Assets	5,068,598	5,274,969
Itronics Inc. assets	23,199,803	22,504,867
Less: inter-company elimination	(24,002,786)	(23,631,896)
Consolidated Assets	$ 4,265,615	$ 4,147,940

11. The Company applies APB Opinion 25 in accounting for stock options. The following table shows a comparison of option compensation expense between this method compared to the Fair Market Value method under FASB Statement No. 123. The table also indicates the impact on net loss and loss per share:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Option Compensation Expense:
As reported	$ 32,934	$ 123
Adjustment for additional expense
for fair value of options	3,132	1,245
Pro forma	$ 36,066	$ 1,368

Net Income (Loss):
As reported	$(913,605)	$(710,617)
Adjustment for additional expense
for fair value of options	(3,132)	(1,245)
Pro forma	$(916,737)	$(711,862)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.005)	$(0.006)
Pro forma	$(0.005)	$(0.006)

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $309,973 for the quarter ended March 31, 2005, compared to $406,840 for the prior year quarter, a decrease of 24%. The decrease was due to a decrease of $30,000 in Mining Technical Services segment revenues, a decrease of 38%, and to a decrease in Photochemical Fertilizer segment revenue of $66,800, or 20%. The consolidated net loss was $913,605, or $0.005 per share, for the quarter ended March 31, 2005, compared to a net loss of $710,617 or $0.006 per share for the comparable 2004 period, an increased loss of $202,988, or 29%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into the Company's two operating segments.

PHOTOCHEMICAL FERTILIZER

This segment, managed by Itronics Metallurgical, Inc., operates a photochemical recycling plant, which includes related silver recovery. As part of the recycling process, the Company manufactures and markets a line of liquid fertilizer products which are being sold under the GOLD’n GRO trademark in the western U.S. markets in Arizona, California, Colorado, Hawaii, Idaho, Nevada, Oregon, and Washington. GOLD’n GRO fertilizer products are being introduced in the eastern U.S. markets in Connecticut, Delaware, Massachusetts, New Jersey, New York, Pennsylvania, and Rhode Island. Revenues are generated from photochemical collection services, silver sales, and GOLD’n GRO liquid fertilizer sales.

	Three months Ended March 31,
	2005	2004
Revenues	$ 260,174	$ 326,996
Gross profit (loss)	$ (42,164)	$ (35,639)
Operating income (loss)	$(603,545)	$(483,503)
Other income (loss)	$(164,052)	$(208,770)
Net income (loss) before taxes	$(767,597)	$(692,273)

Total segment revenues for the first quarter of 2005 were approximately $260,200, a decrease of 20% from the prior year first quarter. Fertilizer sales for the quarter were $211,200, compared to $229,500 for the 2004 first quarter, a decrease of 8%. The fertilizer sales decrease is attributable to continual rainy weather in the Central Valley of California that has continued into late May 2005. Total photochemical recycling revenue for the quarter decreased by 59%, on decreased volume of 64%, compared to the first quarter of 2004. The decrease is due to the December 2004 mutual termination of a significant photochemical recycling customer. To offset this loss of revenue, the Company is concentrating its efforts on sales of Photochemical Silver Concentrators. During the first quarter of 2005 the Company received an order for two Concentrators and several leads and viable requests for proposal from several other potential customers. The Company presently has proposals out to potential customers that could lead to more than $500,000 in sales of the Photochemical Silver Concentrators. This marks the beginning of a shift in market focus from obtaining the majority of photochemical raw materials by picking up the materials by truck directly from the customer’s location to obtaining the majority of its photochemical raw materials by receiving concentrated material through the interstate commercial trucking system. Silver sales decreased $16,200 from the first quarter of 2004, a decrease of 38%. The decrease is primarily attributable to reduced sales of Silver Nevada Miner silver bars. Cost of sales decreased $60,300 due primarily to a decreases of $58,300 in direct material costs due to decreased sales. The segment recorded a gross loss of $42,200 for the quarter, compared to a gross loss of $35,600 for the first quarter of 2004, an increased loss of $6,500, or 18%.

Segment operating expenses increased $113,500 from the first quarter of 2004. This includes an increase in sales and marketing expense of $76,300 due to increased corporate marketing and $29,600 in stock option compensation expense.

These factors resulted in a 2005 first quarter segment operating loss of $603,500 compared to a loss of $483,500 for the first quarter of 2004, an increased operating loss of $120,000, or 25%.

Other expense decreased $44,700 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $767,600 for the quarter ended March 31, 2005, compared to a loss of $692,300 for the prior year quarter, an increased loss of $75,300 or 11%.

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

	Three Months Ended March 31,
	2005	2004
Revenues	$49,799	$79,844
Gross profit (loss)	1,029	1,906
Operating income (loss)	(142,323)	(94,110)
Other income (expense)	(3,685)	75,766
Net income (loss) before taxes	(146,008)	(18,344)

Mining technical services revenue was $49,800 for the quarter ended March 31, 2005, compared to $79,800 for the comparable quarter of 2004, a decrease of 38%. The decrease is due to prior year short term projects that did not reoccur in the current period. Cost of sales decreased by $29,200, due to decreases in labor and consulting costs of $28,000. These factors resulted in a first quarter gross profit for the segment of $1,000 compared to a gross profit of $1,900 for the prior year first quarter, a nominal decrease.

In early May 2005 the technical services satellite office was closed due to the winding down of most of the technical service contracts and completion of the majority of the data gathering for the insidemetals.com project, but certain key staff members have been retained. Programming is continuing for insidemetals.com and launch of the website is planned for June 2005.

Segment operating expenses increased $47,300 due to $62,700 in research and development expenses related to developing the insidemetals.com project, which was partially offset by decreases in various other operating expenses. This project will be an internet "Information Portal" offering financial and production information on gold mining companies through an attractively priced subscription service.

The combination of these factors resulted in a 2005 first quarter segment operating loss of $142,300, compared to a loss of $94,100 for the first quarter of 2004, an increased operating loss of $48,200, or 51%.

Other income (loss) for the first quarter of 2005 was a loss of $3,700 compared to a gain of $75,800 for the prior year first quarter. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $146,000 for the quarter ended March 31, 2005, compared to a loss of $18,300 for the prior year quarter, an increased loss of $127,700.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2005 operating loss of $745,900, compared to $577,600 for the first quarter of 2004, an increased operating loss of $168,300, or 29%. Net loss before taxes for the first quarter 2005 was $913,600 compared to $710,600 for the prior year first quarter, an increased loss of $203,000 or 29%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $(60,600) as of March 31, 2005, compared to $25,200 as of March 31, 2004. Net cash used for operating activities was approximately $668,400 for the first three months of 2005. The cash used for operating activities during the period was financed by a combination of sales of common stock of $560,000 from a private placement of restricted common stock and attached warrants, short term loans from an officer/stockholder of $25,000, and $51,300 in account receivable factoring.

Total assets increased during the three months ended March 31, 2005 by $117,700 to $4,265,600. Current assets increased $174,800 due to increases in accounts receivable of $123,900 and $83,900 in prepaid expenses. The increase in accounts receivable is due to a significant percentage of fertilizer sales for the quarter occurring in March, as opposed to being spread relatively evenly throughout the quarter. Prepaid expenses increased due to a combination of extensions of corporate marketing and consulting contracts and prepayment of raw material inventory. Net property and equipment decreased $52,800 due to depreciation and amortization. Other assets decreased nominally. At March 31, 2005 the Company owned 113,300 shares of GPXM with a current market value of $11,900. During the three months ended March 31, 2005 the Company sold 22,000 GPXM shares, with total net proceeds of $4,200.

Current liabilities increased during the three months ended March 31, 2005 by $1,789,200 and total liabilities decreased by $657,300. Total liabilities decreased due to the conversion into common stock of a total of $835,200 in Convertible Promissory Notes and accrued interest. This decrease was partially offset by current period accrued interest on convertible promissory notes of $99,600. Changes in current liabilities include an increase of $60,600 in bank overdraft, $24,900 in accounts payable, $59,700 in accrued management salaries, $20,000 in advances from an officer/stockholder, and $1,706,600 in current maturities of convertible notes and accrued interest. The increase in current maturities of convertible notes is due to the reclassification from long term debt of the 2000 Series Convertible Promissory Notes that were extended to 2006 and are now due within one year of the balance sheet date. These increases were partially offset by a decrease of $86,300 in accrued expenses, which reflects payment of a portion of federal payroll tax obligations.

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

Addressing the Company’s financial condition, improvements have been made there as well. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $1,789,300 at March 31, 2005, an improvement of $2,798,600. This has been achieved by the conversion of approximately $4.2 million in convertible notes and accrued interest into common stock. One significant area of difficulty for the Company has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $784,500 at March 31, 2005, a reduction of $409,400. This includes the write off five leases as debt forgiveness income in 2004 of $187,800. The Company expects to make further meaningful progress expanding sales and reducing debt in 2005.

III. Working Capital/Liquidity

During the three months ended March 31, 2005, working capital decreased by $1,614,400 to a deficit balance of $4,829,700. The decrease is due to the reclassification from long term debt of a net $1,706,600 in convertible notes and accrued interest. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. Other factors limiting cash liquidity include fertilizer sales not expanding at the rate originally anticipated, so operating losses were not reduced as much as expected and the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) expiring in February 2004. A private placement of stock with attached warrants is continuing, with $560,000 received during the three months ended March 31, 2005.

There has been a long term commitment by officers and other members of management to support the Company by investing funds for the Company’s growth. One officer/shareholder has invested a total of $1,307,700 in cash and deferred salary during the period 2001 through March 31, 2005. Two other members of management have deferred salary totaling $496,500 during the period 2001 through March 31, 2005. Additional members of management invested $62,000 cash in 2003. All cash and deferred salary that have been invested in the Company’s private placements were under the same terms and conditions as all other investors.

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

The Company believes that the business plan implementation needs to be accelerated to meet profitability goals and believes that can be accomplished upon obtaining sufficient capital. The Company is aggressively seeking the required capital.

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

During the second quarter of 2004 the Company upgraded its web site, http://www.itronics.com with significantly improved features. Early in the third quarter of 2004 the Company announced the formation of three new web sites, www.itromet.com for Itronics Metallurgical, Inc., www.whitneywhitney.com for Whitney & Whitney, Inc., and www.goldngro.com for GOLD’n GRO fertilizer.

Acquisition of web addresses and establishment of the new web sites implements another part of Itronics growth strategy. Creating and operating separate sites for the subsidiaries and for GOLD'n GRO liquid fertilizers makes it easier for customers, suppliers, and investors to do business and to communicate with Itronics and its operating units. The Company's plan is to expand content of the individual web pages and to expand the Company's ability to conduct "e-commerce" as the Company completes the transition from being a small research and development company into a large commercial processing and manufacturing company. A new "e-commerce" plan which is being implemented by the Company's Mining Technical Services division is described herein.

With the successful completion of much of the pioneering development work by the Photochemical Fertilizer Division, and with the wrapping up of the Mining Technical Services long term consulting projects, the Company is implementing growth plans for both divisions that are expected to drive the Company's expansion well into the future. The status of these plans and their implementation is described for each division.

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

GOLD'n GRO liquid fertilizer sales increased by 84% percent in 2004 compared to 2003. Fertilizer sales did not increase as expected in the first quarter of 2005 due to an unusually long and continued rainy season in central California. This weather pattern has continued into late May and may affect overall second quarter sales as well. Our distributor network is informing us that the delay in getting the fertilizer season started will most likely only extend the season, not cause a loss in overall fertilizer sales. However, certain crops have multiple harvests each season, so it is possible that one or more harvests may eventually be lost for the season, which could affect overall fertilizer sales.

Photochemical Waste Management Services. The rapid growth in silver halide photofinishing for digital photographers continued to increase the Company's volume of used silver-bearing photoliquids with a 31 percent increase in 2004 compared to 2003. This growth occurred within the Company's existing customer base in northern Nevada and northern California. In December 2004, however, the Company services to a significant photochemical waste management customer were terminated by mutual agreement, resulting in a significant decline in used photochemical volume in the first quarter of 2005. The photochemical volume from this customer had been growing so rapidly that the supply was exceeding the Company’s demand for the chemicals needed in fertilizer manufacturing, resulting in storage costs and plant inefficiencies. It is anticipated that there is enough photochemical raw material in storage to meet fertilizer production needs for at least twelve months. The termination of services to this customer will allow the plant time to catch up on photochemical processing, which will reduce storage costs and increase efficiency in the plant. The Company is focusing on sales of Photochemical Silver Concentrators as discussed below to replace the lost revenue.

Silver. Silver sales declined by 38 percent in the first quarter of 2005 compared to the prior year quarter. The decrease is primarily attributable to reduced sales of Silver Nevada Miner silver bars. Silver sales from photochemical processing are expected to increase significantly in 2005.

Photochemical Concentrators. Beginning in 2001 the Company developed an advanced design for a Photochemical Silver Concentrator that produces water pure enough to be used to make up new photo fixer chemicals, presenting the photoprocessor with the opportunity to reuse the water and thereby achieve 100 percent recycle of the used photochemical waste stream. The Photochemical Silver Concentrator also produces concentrates, which, after demetallization, are suitable for use in GOLD'n GRO fertilizer manufacturing. During the first quarter of 2005 the Company received an order for two Concentrators and several leads and viable requests for proposal from several other potential customers. The Company presently has proposals out to potential customers that could lead to more than $500,000 in sales of the Photochemical Silver Concentrators. This marks the beginning of a shift in market focus from obtaining the majority of photochemical raw materials by picking up the materials by truck directly from the customer’s location to obtaining the majority of its photochemical raw materials by receiving concentrated material through the interstate commercial trucking system.

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

Field trials in California whose objectives are to demonstrate different aspects of GOLD'n GRO product use were on hold during the first quarter of 2005 due to rainy weather. Field trials were started in Idaho, Oregon, and Washington during the quarter. GOLD’n GRO lawn and landscape application trials were started in Rhode Island early in the second quarter. Several new trials will be started in California in the second quarter and field observations will continue for up to a year at locations where GOLD'n GRO soil conditioning effects are being examined. All trials are comparisons to standard grower fertilization practice presently in use.

The new GOLD'n GRO base liquid is helping reduce plugging problems commonly encountered in drip and micro-sprinkler irrigation. In certain locations that have poor water quality the GOLD'n GRO base liquid is improving proprietary field fertilizer mix stability. At other locations, use of the GOLD'n GRO base liquid also is improving plant nutrient uptake from the soil, especially when used in combination with one or more of the GOLD'n GRO chelated nutrient metal products. The target market for GOLD'n GRO base liquid is to have it used as an integral component of distributor proprietary field mixes with the usage tailored to achieve specific mix objectives.

A new GOLD'n GRO base liquid nutrition program has been developed and is now being marketed by the distributor network. The program is called the "Gallon and a Quart" or "4 + 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micronutrient metal used in soil applications. Field demonstrations are showing that mineral nutrient availability in the soil is improved when this program is used and that nutrition uptake by the plants is greatly improved. Production increases are being observed and the program is cost effective. Adoption of this program by the distributor network over the next two to three years is expected to produce a very substantial increase in the volumes of GOLD'n GRO fertilizers that will be sold.

A group of trials were conducted in 2004 to evaluate low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S(sulfur) with one of the GOLD'n GRO chelated zinc products at second, third, fourth, or fifth cutting for alfalfa being grown for dairy cow feed. The nutrient content of the alfalfa was improved, in some cases to the highest quality ratings, and the amount of hay produced per acre was increased by up to 25 percent. This benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The target market is large with more than 23 million acres of alfalfa being grown in the United States.

Trials were used to evaluate low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S and GOLD'n GRO 20-1-7 + 3%S on silage corn and field corn. A positive growth response was obtained and in one trial the corn put out tassels earlier. In another trial the height of the corn stalks was increased from eight to nine feet to 11 to 12 feet. This amount of growth increase would increase silage production by about 30 percent. This greater corn stalk mass is beneficial to the dairy farmers growing silage corn for cattle feed. A benefit of accelerated growth of grain corn would be earlier harvest, which provides a number of benefits including lower risk of loss due to frost and fall rains, and possibly lower drying cost. The target markets for these applications are large with more than 79 million acres of grain and silage corn being grown in the United States. Fertilization applications for corn are expected to become more important as the use of domestically grown corn to produce ethanol for fuel continues to expand. This application development work will be continued for another two or three years.

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

(3) Expand sales to new territories. The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, and Washington. Registration of select GOLD’n GRO fertilizers was completed in Idaho, Oregon and Washington during the first quarter of 2005 and sales development is now underway. Two of the GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York State and in New Jersey and a distributor has been signed up in New Jersey. Based on the Company's experience to date, meaningful commercial sales can be generated about a year after the introductory sales activities are initiated. Each new geographic area developed will require the same procedural approach.

The plan for sales expansion in the Urban Markets is to combine advanced liquid fertilizer injection equipment that provides economical, easy use of fertilizers on the consumer’s lawn or garden. The recent addition of two lines of liquid fertilizer injectors to the Company’s "e" store is the first step into these markets. A further step in expanding in these markets is to expand the scope of the Massachusetts Photochemical Concentrator sales office to include the GOLD'n GRO fertilizer injector sales development for the Landscape Construction and Maintenance market. This office will assist in developing GOLD'n GRO fertilizer sales relationships with liquid fertilizer injector distributors and will assist in expanding GOLD'n GRO liquid fertilizer sales in the northeastern states. The GOLD'n GRO fertilizer package size being introduced into these markets is the 2.5 gallon bottle which is approximately equivalent in weight and analysis to the 25 pound bags of dry fertilizers typically sold in the big box stores such as The Home Depot and Lowes. Some customers in these markets will also buy product in 55 gallon drums.

(4) Expand the GOLD'n GRO specialty fertilizer product line. GOLD'n GRO product development is continuing with two new fertilizers being developed, a high magnesium content liquid fertilizer and a calcium plus magnesium liquid fertilizer. These liquid fertilizers are technically more complex than the other GOLD'n GRO fertilizers and so their development was delayed until the basic line of GOLD'n GRO fertilizers was completed. These products are being evaluated for foliar and soil application in 2005. The high magnesium content product is expected to be available for sale in 2006. Some sales of the calcium plus magnesium product are expected in the second half of 2005.

A new category of specialty repellent fertilizers that can be sold at higher profit margins than the bulk specialty products is being developed. The GOLD’n GRO Guardian animal repellent is an example of this type of specialty fertilizer.

Investigation of the registration requirements, and development of a marketing plan, for GOLD’n GRO Guardian was completed in 2004. GOLD'n GRO Guardian product registration is expected require a capital investment of $400,000 to $500,000. The consultant team that will be contracted to assist with the registration has advised the Company that the Federal registration process will take one to two years, and that registration in the individual states will take at least one year after the Federal Registration is received, a total of up to three years. The consultants have advised the Company that registration in certain states is rapid after the Federal Registration is completed. Because of this, commercial sales in certain states will be possible shortly after the Federal Registration is completed. Both Federal EPA registrations and state registrations must be obtained before commercial sales can be launched. In the second quarter of 2005 the Company acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. The Company now owns 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become a director of the Company and is Northeast Manager for GOLD’n GRO Sales Development.

Results of the research of the GOLD’n GRO Guardian animal repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer product that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. The registration cost and time required is expected to similar to the budget and time for the GOLD'n GRO Guardian registration.

The U.S. market for animal repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks and excellent wintertime effectiveness has now been demonstrated in small plot tests.

The animal repellent/fertilizer market is new for the Company. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. so the present center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. Markets served will be the commercial landscape, and wholesale and retail nursery and tree nursery segments. There is also a very large potential market for protecting newly planted trees and grape vines. The Company's consultants believe that registration for use in these applications may be possible. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications, and therefore some of the distribution channels will be different from the channels being developed for GOLD'n GRO fertilizers for which the major uses are food crops. There is a definite possibility that the bird repellent product can be developed for controlled use on fruit and berry crops.

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

When the development of the glass/ceramic tile product line is completed, the Company achieves the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing of the received materials. The Company believes that these products will be commercially profitable and that the 100 percent recycling capability will provide the basis for profitable growth for the indefinite future. In 2004 a preliminary market study was prepared and the Company now believes that the market for specialty floor and wall tile exceeds $1 billion in the United States. Further work on product development will be done in 2005.

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

Development work that will produce the processing know-how needed to adapt the Company's technology to the mining sector, and for processing non-photographic precious metal bearing secondary materials is underway. During 2004, laboratory development of a new leaching reagent and leaching procedures for silver-bearing secondary solid materials was continued. In 2005 this work will be further expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes.

In the third and fourth quarter of 2004 the new leaching reagent was successfully tested on an iron, zinc, sulfur, and silver bearing material with excellent recoveries of iron and zinc. Insufficient quantities of material were produced to make sulfur recovery feasible, but in prior years, laboratory work on a sulfur leaching reagent was completed and the Company is confident that the sulfur can be successfully removed. A major cost and technical benefit of this new leaching reagent and leaching technology is that the metal and sulfur enriched leaching solutions can be used as environmentally friendly base liquids for GOLD'n GRO fertilizer production.

Many of the operational requirements and some of the equipment needed to operate this process have already been proven at a small plant scale which will significantly shorten the time needed to get the technology to a commercially proven status.

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

(7) Continue facilities expansion and technology development. The Company completed installation and start up of a heat exchange system at the Company’s "Beneficial Use Photochemical, Silver, and Water Recycling" plant in Reno, Nevada in the second quarter of 2004. The heat exchange system reduces the time required to manufacture GOLD’n GRO chelated zinc fertilizer products and increases production capacity for these products by five times on a single shift and by up to 12 times during 24 hours of production. Achieving operational status for the heat exchange system has streamlined fertilizer production and reduced manufacturing costs.

As bulk sales volume increases, the next plant facility expansion project will be to increase tank truck loading capacity. In 2002 the Company completed construction of a bulk liquid fertilizer tank truck load out module which was expected to handle anticipated growth in demand for the chelated zinc product during the next two years. This load out module has two bulk tanks and can handle shipment of two bulk products. With the introduction of additional bulk products and increased demand for the chelated zinc products, load out capacity for shipment of three more bulk products is needed. Engineering design for this expansion project was completed during the second quarter and the building permit was received in the third quarter. A preliminary construction budget has been prepared and the Company is seeking financing so that construction can be scheduled. While the Company believes that it can handle expected growth in 2005 with the existing load-out module, the Company's goal is to get construction of the new load out module completed during the first quarter of 2006.

In early 2003 the Company re-activated its silver refining technology development at a low level, and expanded that development in 2004. Development of the silver recovery/glass slag production process is continuing in 2005 with improvements in the ability to simultaneously recover pure silver and produce an acceptable glass product being achieved.

Flux chemistry development and furnace technology improvements are underway and operating knowledge is being developed so that the silver refinery will be able to handle a fairly wide range of material compositions while achieving a high percentage of silver recovery and producing an acceptable, environmentally friendly glass product.

(8) Acquire established companies and/or their technologies. Late in the second quarter of 2004 the Company initiated review of two possible small business acquisitions. Some review work was completed during the third quarter, but a decision was made to delay further activity until a 3 year financing plan is completed and further financing obtained.

In the second quarter of 2004 negotiations were undertaken with the co-developer of the GOLD'n GRO Guardian deer repellent fertilizer product to acquire all of the co-developer's product ownership rights. General terms were agreed to and include a provision for the co-developer to become a contract employee of the Company and to serve as a sales manager for the repellent fertilizer products and to become a senior staff horticultural specialist for the Company. He will also assist in introducing the full line of GOLD'n GRO products into the northeastern states. The general terms of the acquisition were approved by Itronics Board of Directors in the third quarter of 2004. The acquisition was completed in the second quarter of 2005.

All of the rights to the domain name "insidemetals.com" were acquired from an individual in the third quarter of 2004.

Mining Technical Services Division (Whitney & Whitney, Inc.)

This division is developing a two-part approach to growth:

1. Continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities.

2. "e-commerce" Internet Information Portal-"insidemetals.com".

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

1. Ongoing Consulting Services

During the third quarter of 2004 the sales of the Mining Technical Services (Whitney & Whitney, Inc.) division declined due to winding down of on-going projects and delays related to client financing for new projects that are starting up. Some of the issues related to new client project start up were resolved by the clients during the third quarter of 2004 and the remaining work was completed in early 2005. The technical services satellite consulting office was closed in early May, but certain key staff members have been retained.

2. "e-commerce" Internet Information Portal-"insidemetals.com".

During the second quarter of 2004 plans were developed for internet publication of Mining Company Profiles which will use organizational formats developed by Whitney & Whitney, Inc. and use the Division's extensive Company Annual Report library and related information. Development of this internet publishing project will continue until launch of the website, which is expected in June 2005. The plan is to provide certain Mining Company & Mining Industry Profile data via attractively priced on-line subscription and is explained more fully below.

This Division's core strengths are mining, mineral economics, and technology, and both mining and mineral company, and mining and mineral project development. This Division was the early stage developer of the recycling technology which is now being operated by the Photochemical Fertilizer Division. The Technical Services Division has always operated with a small staff of specialists experienced in economic geology, mining, metallurgy, and mineral economics.

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

Late in the second quarter 2004 a decision was made to complete development of this publication as an Internet Web Page subscription offering. The Internet provides an efficient and relatively inexpensive method for globally distributing this type of subscription publication through an information portal. Early in the third quarter the ownership rights to the web address "insidemetals.com" were acquired and the consulting services contract with the Company's web page developer was expanded to provide for development for the "insidemetals.com" publication web page. A fast track work plan and schedule was established and much of the technical data compilation work for the first section, "Gold Industry Profiles" has been completed. Development of the web page is advancing and the Division plans to activate "insidemetals.com" for subscriptions in June 2005.

The Company Profiles and the Industry Profiles are limited to producing companies listed on the New York Stock Exchange, the American Stock Exchange, and the NASDAQ. The first metals sector to be profiled is "Gold, Silver, Platinum, Palladium" producers, a total of 33 companies. Profile information includes "Proven and Probable Reserves", "Annual Production", and Annual Financial Statistics. Annual totals for each information category are compiled into segment profiles by Exchange, and then into Industry Profiles for each category of information for all of the listed companies. The primary source for profile information is company SEC filings and the company Annual Reports for their Shareholders. After "insidemetals.com" is operational, a set of financial profiles to be updated quarterly will be developed and will be based on Twelve Months Trailing Totals in order to provide a more current status for use between the annual filing of audited financial reports with the SEC.

Other stock exchange segment data that will be of great interest are market capitalization, annual sales, operating cash flow, net after tax profits, return on equity, and return on assets. These measures are totaled for all three segments and provide a financial profile for the total U.S. publicly registered Gold Company sector. A company presentation system has been developed so that investment attractiveness can also be readily identified. With these measures conveniently available, many types of investment and policy analyses can be conducted, including the impact of proposed government taxation policies on industry profitability.

Development of this Internet publication provides a long term Information Services platform and a global Information Portal which the Division plans to expand incrementally by adding additional mineral sectors. Itronics believes that this project has the potential to become a major revenue source from attractively priced subscriptions. The Company anticipates that mining company professionals, all government agencies with minerals related responsibilities, financial industry investment professionals, and the individual investors who have an interest in investing in mining companies but who have limited mineral industry knowledge will benefit from this Information Portal. The market scope for this service is global and is accessible with a "click of a mouse" in all countries of the world through the internet. Whitney & Whitney, Inc. has contacts throughout the world and expects that the good will generated over a period of more than 25 years will provide market support for this service.

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

Item 3. Controls and Procedures

Itronics’ management, including the Chief Executive and Financial Officer, has conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending March 31, 2005 and has evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on these evaluations, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to him in a timely fashion. He also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended September 30, 2004.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of unregistered securities issued during the three months ended March 31, 2005. All securities were issued subject to Rule 144 of the Securities and Exchange Commission. Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement of stock for cash	11,850,000	$592,500
Conversion of short term debt and accrued interest
by an officer/stockholder	3,025,000	170,000
Conversion of notes payable and accrued interest	8,193,081	835,230
Labor and consulting	241,667	19,950
Interest on employee salary in arrears	191,864	12,726
Director fees	2,500	175
	23,504,112	$1,630,581

In addition, compensatory options to acquire 75,000 shares were granted to management and other employees during the three months ended March 31, 2005. The options are for periods ranging from three years to one year after the employee’s employment ends and are exercisable at $0.15 to $0.20 per share. Also, a compensatory option for 2,000,000 shares was granted to a consultant. The option is for two years and is exercisable at $0.10 per share.

During the three months ended March 31, 2005 warrants to acquire 5,600,000 restricted common shares were granted as part of the current private placement. The warrants are for three years and are exercisable at $0.075 per share, with the prices doubling in the second year, and tripling in the third year of the option period.

During the three months ended March 31, 2005 the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in additional options to acquire 3,499,804 shares of restricted common stock. The options are convertible at prices ranging from $0.10 to $1.18.

Interest earned by management and other employees on deferred salaries during the three months ended March 31, 2005 amounted to $28,055 and will be paid with 290,415 restricted common shares.

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

Item 3. Defaults Upon Senior Securities

As of March 31, 2005 lease payments totaling $758,434 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $51,553 in accrued interest, remains in default.

As of March 31, 2005, the Company was delinquent on real property taxes in the amount of $14,630 plus interest and penalties. This is a technical default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender is aware of the situation and has taken no collection action. The Company was also in arrears in the amount of $6,445 as of March 31, 2005 on a promissory note secured by equipment. The Company is working with the lender’s legal counsel to bring the payments current. As required by U.S. Generally Accepted Accounting Principles, the principal balance of these notes, in the amount of $502,403, have been classified as current liabilities.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31      CERTIFICATION PURSUANT TO SECTION 302 OF THE

                    SARBANES-OXLEY ACT OF 2002 33

Exhibit 32          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

                    1350 AS ADOPTED PURSUANT SECTION 906 OF THE

                    SARBANES-OXLEY ACT OF 2002 34

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended March 31, 2005:
January 6, 2005	Announced departure of a director
January 14, 2005	Announced 2004 GOLD’n GRO fertilizer sales
February 3, 2005	Announced that the 2005 edition of Silver Nevada Miner bars
available in March
February 11, 2005	Announced unregistered sales of equity securities
February 11, 2005	Announced registration of selected GOLD’n GRO fertilizers
in seven Northeastern states
March 29, 2005	Announced unregistered sales of equity securities
March 29, 2005	Announced agreement with Chemilizer Products, Inc. to
jointly market liquid fertilizer injectors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ITRONICS INC.

DATED: May 27, 2005                          By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 27, 2005                          By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

DATED: May 27, 2005                          By: /S/MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)