Form 10QSB
period 2005-06-30
ITRONICS INC
filed 2005-08-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                          For the quarterly period ended June 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2005, 194,344,788 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2005
and December 31, 2004	4

Condensed Consolidated Statements of Operations and
Comprehensive Income for the Three and Six Months Ended June 30, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	14

Item 3. Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Changes in Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities	35

Item 6. Exhibits and Reports on Form 8-K	36

Certifications	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	152,035	188,805
Marketable securities, available for sale	112,004	26,180
Inventories	583,488	571,704
Prepaid expenses	120,135	142,509
Current portion of deferred loan fees	14,752	14,152
Total Current Assets	982,414	948,530

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	136,921	121,171
Equipment and furniture	2,077,587	2,071,998
Vehicles	133,028	133,028
Equipment under capital lease	1,096,104	1,096,104
	4,825,955	4,804,616
Less: Accumulated depreciation and amortization	1,794,154	1,670,668
	3,031,801	3,133,948
OTHER ASSETS
Intangibles, net of amortization	79,911	8,435
Deferred loan fees, less current portion, net of
amortization	31,528	34,502
Deposits	22,525	22,525
	133,964	65,462
	$4,148,179	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 30,208	$ -
Accounts payable	590,709	558,566
Account receivable and inventory factoring	144,310	51,229
Accrued management salaries	528,799	389,127
Accrued expenses	322,083	398,731
Insurance contracts payable	34,327	15,048
Interest payable	277,080	211,216
Current maturities of long-term debt	179,222	522,845
Current maturities of capital lease obligations	768,723	807,746
Current maturities of advances from an officer/stockholder	246,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,760,504	1,020,946
Other	30,679	21,429
Total Current Liabilities	5,918,769	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	549,735	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	6,326	9,144
Total Long-Term Liabilities	556,061	2,548,382
	6,474,830	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
194,339,788 at June 30, 2005; 164,863,938 at
December 31, 2004	194,340	164,864
Additional paid-in capital	21,475,837	19,438,213
Accumulated deficit	(24,677,953)	(22,944,959)
Common stock to be issued	663,242	786,426
Accumulated other comprehensive income (loss)	(19,642)	(9,568)
Common stock options outstanding, net	37,525	754
	(2,326,651)	(2,564,270)
	$4,148,179	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Fertilizer	$ 484,664	$ 476,910	$ 695,898	$ 706,389
Photochemical recycling	19,888	75,084	42,069	129,643
Silver	19,115	21,517	45,874	64,475
Mining technical services	33,661	52,659	83,460	132,503
Total Revenues	557,328	626,170	867,301	1,033,010
COST OF SALES	546,658	588,598	897,766	1,029,171
Gross Profit (Loss)	10,670	37,572	(30,465)	3,839

OPERATING EXPENSES
Depreciation and amortization	65,442	79,338	130,884	157,449
Research and development	52,920	27,808	133,656	48,911
Sales and marketing	244,434	269,122	525,271	483,407
Delivery and warehousing	34,908	34,275	52,991	51,881
General and administrative	225,934	249,425	485,569	462,200
Total Operating Expenses	623,638	659,968	1,328,371	1,203,848
Operating (Loss)	(612,968)	(622,396)	(1,358,836)	(1,200,009)

OTHER INCOME (EXPENSE)
Interest expense	(201,722)	(202,325)	(365,774)	(411,095)
Gain (loss) on sale of investments	(6,431)	22,044	(10,116)	97,802
Other	1,732	5	1,732	13
Total Other Income (Expense)	(206,421)	(180,276)	(374,158)	(313,280)

Income (Loss) before provision for income tax	(819,389)	(802,672)	(1,732,994)	(1,513,289)
Provision for income tax	-	-	-	-
Net Income(Loss)	(819,389)	(802,672)	(1,732,994)	(1,513,289)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(1,192)	(105,099)	(10,074)	(289,853)
Comprehensive Income (Loss)	$(820,581)	$ (907,771)	$(1,743,068)	$(1,803,142)

Weighted average number of shares
Outstanding (1,000’s)	192,661	137,761	183,628	132,651
Earnings (Loss) per share, basic
and diluted	$(0.004)	$(0.006)	$(0.009)	$(0.011)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,732,994)	$(1,513,289)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	130,884	157,449
Interest on convertible notes	180,038	261,411
Marketable securities received for services	(116,193)	(15,256)
(Gain) Loss on investments	10,116	(97,802)
Stock option compensation	37,112	123
Other	(1,725)	-
Expenses paid with issuance of common stock	429,453	310,925
(Increase) decrease in:
Trade accounts receivable	36,770	(71,142)
Inventories	(11,784)	(104,371)
Prepaid expenses and deposits	(15,295)	1,805
Increase (decrease) in:
Accounts payable	43,990	77,479
Accrued management salaries	139,672	52,431
Accrued expenses and contracts payable	(48,119)	58,077
Accrued interest	65,864	16,358
Net cash used by operating activities	(852,211)	(865,802)

Cash flows from investing activities:
Acquisition of property and equipment	(5,589)	(8,922)
Acquisition of intangibles	(5,000)	-
Proceeds from sale of investments	10,177	223,139
Net cash provided (used) by investing activities	(412)	214,217

Cash flows from financing activities:
Proceeds from sale of stock	570,000	712,000
Proceeds from debt, stockholder	90,000	-
Proceeds from short term debt, unrelated	125,000	-
Proceeds from receivable/inventory factoring, net	93,081	38,641
Payments on debt	(60,846)	(112,080)
Net cash provided by financing activities	817,235	638,561

Net increase (decrease) in cash	(35,388)	(13,024)
Cash, beginning of period	5,180	34,499
Cash, end of period	$ (30,208)	$ 21,475

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,732,994 during the six months ended June 30, 2005, a working capital deficit of $4,936,355, and a stockholders’ deficit balance of $2,326,651 as of June 30, 2005. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the six months ended June 30, 2005 were affected by rainy weather in California and are not necessarily indicative of the results to be expected for the full year.

3. A Private Placement of restricted stock with attached three year warrants was closed in June 2005. Terms of the Placement included an offering price of $0.05 per share, plus an attached three year warrant for one half the number of shares with an exercise price of $0.075 for the first year, double that amount for the second year, and triple that amount for the third year. During the six months ended June 30, 2005 $570,000 was received from this private placement.

4. In June 2005 the Company obtained short term financing totaling $125,000. Subsequent to June 30, 2005, the Company arranged convertible debt financing from four unrelated Investors totaling up to $3,250,000. The first funding of the loan was for $1,250,000 and the Company received net proceeds after financing costs of $866,200 plus payment of the above mentioned short term loan and accrued interest. The second funding, for gross proceeds of $1,000,000, will be received once a registration statement is filed with the U.S. Securities and Exchange Commission, and the third funding, for gross proceeds of $1,000,000, will be received once the registration statement becomes effective. The loans are for three years and they accrue interest at 8% per annum. The Investors will receive five year warrants to acquire 3,000,000 Company common shares at an exercise price of $0.15 per share. The warrants will be issued proportionally as each of the fundings is completed. The loans are convertible into common shares at the lesser of $0.10 or 55% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date. The loans are secured by a

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

security interest in substantially all of the Company’s assets, including the assets of its wholly owned subsidiaries, and intellectual property. The loans are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

During the second quarter of 2005, the Company renegotiated its account receivable factoring arrangement. The Company now factors specified raw material inventory items, the related finished GOLD’n GRO fertilizer products, and the related accounts receivable from the sale of the specified GOLD’n GRO fertilizers. The Company also factored the sale of two Photochemical Concentrators during the quarter. The balance due under these arrangements was $144,310 at June 30, 2005. These loans are secured by a security interest in the related inventory and account receivable items.

5. In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments were delinquent as of June 30, 2005, but subsequently, payment terms were renegotiated, with six monthly payments of $3,964 due beginning August 5, 2005.

As of June 30, 2005 a total of nine lawsuits filed in 2003 and prior years remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in

Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Six of these suits, seeking a total of $306,990 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $258,390. Monthly payments on the settlements total $12,935 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on the six restructured leases were in default as of June 30, 2005, but subsequently, payments on four of the leases were brought current and one was paid off. Of the six remaining unsettled suits, three have received judgments, one of which the Company has agreed to payment terms without a formal stipulation. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. No further collection action

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

has occurred on this claim. In April 2005 a trade creditor filed suit against IMI in Washoe County, Nevada seeking a total of $21,788 plus attorney and other costs. Legal counsel will attempt to negotiate payment terms.

As of December 31, 2004 the Company’s subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company received notice of intent to levy on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices were dated May 12, 2005. The IRS also filed federal tax liens for the amounts due. Subsequent to June 30, 2005, the taxes were paid in full and the liens will be released.

Successful settlement of the above claims is dependent on future financing, which the Company is actively seeking.

6. As of June 30, 2005 lease payments totaling $796,216 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $55,452 in accrued interest, remains in default.

As of June 30, 2005, the Company was delinquent on real property taxes in the amount of $14,630 plus interest and penalties and was delinquent two monthly payments totaling $13,202 plus late charges on the promissory note. This is a default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender was aware of the situation and took no collection action. Subsequent to June 30, 2005 the taxes and payments were brought current. In accordance with U.S. Generally Accepted Accounting Principles, the long term portion of the principal balance of the note, in the amount of $458,081, which would otherwise have been classified as a current liability, has been classified as a long term liability.

7. During the six months ended June 30, 2005 convertible promissory notes totaling $626,100 principal and $256,596 accrued interest were converted into common stock at $0.10 per share.

8. Significant non-cash operating, investing, and financing activities for the six months ended June 30, 2005 include the conversion of $882,696 in convertible promissory notes and accrued interest into restricted common stock and the acquisition of the product rights to GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

9. Warrants, options, and shares to be issued, totaling 62,553,670 and 66,217,576 shares as of June 30, 2005 and 2004, respectively, would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2004.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Photochemical Fertilizer	$ 523,667	$ 573,511	$783,841	$ 900,507
Mining Technical Services	33,661	52,659	83,460	132,503
Consolidated Revenues	$ 557,328	$ 626,170	$867,301	$ 1,033,010

Gross Profit (Loss):
Photochemical Fertilizer	$ 20,718	$ 42,372	$(21,446)	$ 6,733
Mining Technical Services	(10,048)	(4,800)	(9,019)	(2,894)
Consolidated Gross Profit (Loss)	$ 10,670	$ 37,572	$(30,465)	$ 3,839

Operating Income (Loss):
Photochemical Fertilizer	$(494,262)	$(508,586)	$(1,097,807)	$(992,089)
Mining Technical Services	(118,706)	(113,810)	(261,029)	(207,920)
Consolidated Operating Income (Loss)	$(612,968)	$(622,396)	$(1,358,836)	$(1,200,009)

Other Income (Expense):
Photochemical Fertilizer	$(201,722)	$(202,325)	$(365,774)	$(411,095)
Mining Technical Services	(4,699)	22,049	(8,384)	97,815
Consolidated Other Income (Expense)	$(206,421)	$(180,276)	$(374,158)	$(313,280)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(695,984)	$(710,911)	$(1,463,581)	$(1,403,184)
Mining Technical Services	(123,405)	(91,761)	(269,413)	(110,105)
Consolidated Net Income
(Loss) before taxes	$(819,389)	$(802,672)	$(1,732,994)	$(1,513,289)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2005	2004
Current Assets:
Photochemical Fertilizer	$768,540	$ 684,754
Mining Technical Services	129,433	157,603
	897,973	842,357

Property and Equipment, net:
Photochemical Fertilizer	2,924,166	3,010,749
Mining Technical Services	107,210	122,342
	3,031,376	3,133,091

Other Assets, net:
Photochemical Fertilizer	116,199	52,697
Mining Technical Services	826,117	1,246,824
	942,316	1,299,521

Total Assets:
Photochemical Fertilizer	3,808,905	3,748,200
Mining Technical Services	1,062,760	1,526,769
Total Segment Assets	4,871,665	5,274,969
Itronics Inc. assets	23,373,109	22,504,867
Less: inter-company elimination	(24,096,595)	(23,631,896)
Consolidated Assets	$ 4,148,179	$ 4,147,940

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

11. Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Unrealized holding gains (losses)
arising during the period	$(13,031)	$ (57,886)	$(18,043)	$(110,588)
Reclassification adjustment	11,839	(47,213)	7,969	(179,265)
Other Comprehensive Income (Loss)	$ (1,192)	$(105,099)	$(10,074)	$(289,853)

12. The Company applies APB Opinion 25 in accounting for stock options. The following table shows a comparison of option compensation expense between this method compared to the Fair Market Value method under FASB Statement No. 123. The table also indicates the impact on net loss and loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Option Compensation Expense:
As reported	$ 4,178	$ -	$ 37,112	$ 123
Adjustment for additional expense
for fair value of options	623	38,296	3,755	39,418
Pro forma	$ 4,801	$ 38,296	$ 40,867	$ 39,541

Net Income (Loss):
As reported	$(819,389)	$ (802,672)	$(1,732,994)	$(1,513,289)
Adjustment for additional expense
for fair value of options	(623)	(38,296)	(3,755)	(39,418)
Pro forma	$(820,012)	$ (840,968)	$(1,736,749)	$(1,552,707)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.004)	$(0.006)	$(0.009)	$(0.011)
Pro forma	$(0.004)	$(0.006)	$(0.009)	$(0.012)

Item 2. Management's Discussion and Analysis or Plan of Operations

I. Results of Operations

The Company reported consolidated revenues of $557,328 for the quarter ended June 30, 2005, compared to $626,170 for the prior year quarter, a decrease of 11%. The decrease was due to a decrease in Photochemical Fertilizer segment revenue of $49,800, or 9% and to a decrease of $19,000 in Mining Technical Services segment revenues, a decrease of 36%. The consolidated net loss was $819,389, or $0.004 per share, for the quarter ended June 30, 2005, compared to a net loss of $802,672 or $0.006 per share for the comparable 2004 period, an increased loss of $16,700, or 2%. Consolidated revenues for the first six months of 2005 were $867,301 compared to $1,033,010 for the prior year period, a decrease of 16%. The consolidated net loss was $1,732,994 or $0.009 per share, for the six months ended June 30, 2005, compared to a net loss of $1,513,289 or $0.011 per share for the comparable 2003 period, an increased loss of 15%.

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

	Three months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$ 523,667	$ 573,511	$ 783,841	$ 900,507
Gross profit (loss)	$ 20,718	$ 42,372	$ (21,446)	$ 6,733
Operating income (loss)	$(494,262)	$(508,586)	$(1,097,807)	$ (992,089)
Other income (loss)	$(201,722)	$(202,325)	$ (365,774)	$ (411,095)
Net income (loss) before taxes	$(695,984)	$(710,911)	$(1,463,581)	$(1,403,184)

Total segment revenues for the second quarter of 2005 were approximately $523,700, a decrease of 9% from the prior year second quarter. Fertilizer sales for the quarter were $484,700, compared to $476,900 for the 2004 second quarter, an increase of 2%. The expected fertilizer sales increase did not occur due to rainy weather in the Central Valley of California that continued into late May 2005. Total photochemical recycling revenue for the quarter decreased by 74%, on decreased volume of 73%, compared to the second quarter of 2004. The decrease is due to the December 2004 mutual termination of a significant photochemical recycling customer. To offset this loss of revenue, the Company is concentrating its efforts on sales of Photochemical Silver Concentrators. During the first quarter of 2005 the Company received an order for two

Concentrators and several leads and viable requests for proposal from several other potential customers. The Company presently has proposals out to potential customers that could lead to more than $500,000 in sales of the Photochemical Silver Concentrators. This marks the beginning of a shift in market focus from obtaining the majority of photochemical raw materials by picking up the materials by truck directly from the customer’s location to obtaining the majority of its photochemical raw materials by receiving concentrated material through the interstate commercial trucking system. Silver sales decreased $2,400 from the second quarter of 2004, a decrease of 11%. Cost of sales decreased $28,200 due primarily to a decrease of $20,700 in payroll and related costs. The segment recorded a gross profit of $20,700 for the quarter, compared to a gross profit of $42,400 for the second quarter of 2004, a decreased gross profit of $21,700, or 51%.

Segment operating expenses decreased $36,000 from the second quarter of 2004. This resulted from modest decreases in most all of the operating expense categories.

These factors resulted in a 2005 second quarter segment operating loss of $494,300 compared to a loss of $508,600 for the second quarter of 2004, a decreased operating loss of $14,300, or 3%.

Other expense decreased nominally.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $696,000 for the quarter ended June 30, 2005, compared to a loss of $710,900 for the prior year quarter, a decreased loss of $14,900 or 2%.

For the first six months of 2005 revenues were $783,800, compared to $900,500 for the comparable 2004 period, a decrease of 13%. The decline is due primarily to the prior year mutual termination of a significant photochemical recycling customer. Gross loss for the first six months of 2005 was $21,400, compared to a gross profit of $6,700 for the comparable prior year period, a decline of $28,200. Operating loss for the first six months of 2005 was approximately $1,097,800 compared to $992,100 for the first six months of 2004, an increased loss of $105,700, or 11%.

Other expense decreased $45,300 due to a decrease in interest expense resulting from prior and current year conversions of convertible promissory notes into common stock.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $1,463,600 for the six months ended June 30, 2005, compared to a loss of $1,403,200 for the prior year period, an increased loss of $60,400 or 4%.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$ 33,661	$ 52,659	$ 83,460	$ 132,503
Gross profit (loss)	$ (10,048)	$ (4,800)	$ (9,019)	$ (2,894)
Operating income (loss)	$(118,706)	$(113,810)	$(261,029)	$(207,920)
Other income (expense)	$ (4,699)	$ 22,049	(8,384)	$ 97,815
Net income (loss) before taxes	$(123,405)	$ (91,761)	$(269,413)	$(110,105)

Mining technical services revenue was $33,700 for the quarter ended June 30, 2005, compared to $52,700 for the comparable quarter of 2004, a decrease of 36%. The decrease is due to prior year short term projects that did not reoccur in the current period. Cost of sales decreased by $13,800, due primarily to decreases in labor and consulting costs of $10,600. These factors resulted in a second quarter gross loss for the segment of $10,000 compared to a gross loss of $4,800 for the prior year second quarter, an increased gross loss of $5,200.

In early May 2005 the technical services satellite office was closed due to the winding down of most of the technical service contracts and completion of the majority of the data gathering for the insidemetals.com project, but certain key staff members have been retained. Programming is continuing for insidemetals.com and launch of the website Information Portal is planned for August 2005.

Total segment operating expenses decreased nominally, but research and development costs increased $36,100 due to costs related to developing the insidemetals.com project, which was offset by decreases in various other operating expenses. This project will be an Internet "Information Portal" offering financial and production information on gold mining companies through an attractively priced subscription service.

The combination of these factors resulted in a 2005 second quarter segment operating loss of $118,700, compared to a loss of $113,800 for the second quarter of 2004, an increased operating loss of $4,900, or 4%.

Other income (loss) for the second quarter of 2005 was a loss of $4,700 compared to a gain of $22,000 for the prior year second quarter. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $123,400 for the quarter ended June 30, 2005, compared to a loss of $91,800 for the prior year quarter, an increased loss of $31,600, or 34%.

For the first six months of 2005, segment revenue totaled $83,500 compared to $132,500 for the first six months of 2004, a decrease of 37%. Gross loss for the first six months of 2005 was $9,000, compared to a gross loss of $2,900 for the comparable prior year period, an increased gross loss of $6,100. Operating loss for the period was $261,000 compared to an operating loss of $207,900 for the comparable 2004 period, an increased operating loss of $53,100, or 26%. The primary factor contributing to the decline was research and development costs related to the insidemetals.com project.

Other income (loss) for the first six months of 2005 was a loss of $8,400 compared to a gain of $97,800 for the prior year period. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. (GPXM) and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $269,400 for the six months ended June 30, 2005, compared to a net loss of $110,100 for the prior year period, an increased loss of $159,300.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2005 operating loss of $613,000, compared to $622,400 for the second quarter of 2004, a decreased operating loss of $9,400, or 2%. Net loss before taxes for the second quarter 2005 was $819,400 compared to $802,700 for the prior year second quarter, an increased loss of $16,700 or 2%. For the six month period ended June 30, 2005 the operating loss was $1,358,800 compared to $1,200,000 for the prior year comparable period, an increased operating loss of $158,800, or 13%. Net loss before taxes for the six months ended June 30, 2005 was $1,733,000 compared to $1,513,300 for the prior year six month period, an increased loss of $219,700, or 15%.

II. Changes in Financial Condition; Capitalization

Cash amounted to $(30,200) as of June 30, 2005, compared to $21,500 as of June 30, 2004. Net cash used for operating activities was approximately $852,200 for the first six months of 2005. The cash used for operating activities during the period was financed by a combination of sales of common stock of $570,000 from a private placement of restricted common stock and attached warrants, short term loans from an officer/stockholder of $90,000, short term financing of $125,000, and $93,100 in inventory and account receivable factoring.

Total assets increased nominally during the six months ended June 30, 2005 to $4,148,200. Current assets increased $33,900 due to an increase in marketable securities of $85,800 due to receipt of the final billings for services to GPXM in their restricted common stock. At June 30, 2005 the Company owned 567,100 shares of GPXM with a current market value of $112,000. Net property and equipment decreased $102,100 due to depreciation and amortization. Other assets increased $68,500 due to the acquisition of the product rights of the GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock.

Current liabilities increased during the six months ended June 30, 2005 by $1,754,900 and total liabilities decreased by $237,400. Total liabilities decreased due to the conversion into common stock of a total of $882,700 in Convertible Promissory Notes and accrued interest. This decrease was partially offset by current period accrued interest on convertible promissory notes of $180,000, net short term financing of $210,000, and inventory and account receivable financing $93,100. Changes in current liabilities include increases of $30,200 in bank overdraft, $32,100 in accounts payable, $93,100 in account receivable and inventory factoring, $139,700 in accrued management salaries, $85,000 in advances from an officer/stockholder, and $1,739,600 in current maturities of convertible notes and accrued interest. The increase in current maturities of convertible notes is due to the reclassification from long term debt of the 2000 Series Convertible Promissory Notes that were extended to 2006 and are now due within one year of the balance sheet date. These increases were partially offset by decreases of $76,600 in accrued expenses, which reflects payment of a portion of federal payroll tax obligations, and $343,600 in current maturities of long term debt, which reflects the reclassification of the mortgage obligation on the Stead manufacturing facility to long term debt.

The above discussion and the discussion of various legal proceedings elsewhere in this report does not succinctly summarize the progress that the Company has made in implementing its business plan and improving its financial condition over the last several years. However, there has been significant progress. First, in 2004 fertilizer sales exceeded $1 million for the first time, compared to sales in the $500,000 range for each of the two previous years. This resulted in a 2004 gross loss for the photochemical fertilizer segment of $34,700, which was a $148,200 improvement over 2003 and a $217,100 improvement over 2002. This demonstrates one of the fundamental concepts in the business plan, that a large part of the Company’s operating cost structure is fixed or semi-fixed, which means that as sales rise, many of the costs will not rise proportionally, resulting in gross profits that will contribute to paying general overhead costs. This improvement in the photochemical fertilizer segment, combined with a gross profit from the technical services segment, resulted in an overall gross profit for the year, which is the first time that this was accomplished since before the move to the Stead manufacturing facility in 2000.

Addressing the Company’s financial condition, improvements have been made there as well. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $2,326,700 at June 30, 2005, an improvement of $2,261,200. This has been achieved by the conversion of approximately $4.3 million in convertible notes and accrued interest into common stock. One significant area of difficulty for the Company has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $775,000 at June 30, 2005, a reduction of $418,900. This includes the write off of five leases as debt forgiveness income in 2004 of $187,800. The Company expects to make further meaningful progress expanding sales and restructuring debt in 2005.

III. Working Capital/Liquidity

During the six months ended June 30, 2005, working capital decreased by $1,721,100 to a deficit balance of $4,936,400. The decrease is primarily due to the reclassification from long term debt of a net $1,739,600 in convertible notes and accrued interest. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. Other factors limiting cash liquidity include fertilizer sales not expanding at the rate originally anticipated, so operating losses were not reduced as much as expected and the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) expiring in February 2004. A private placement of stock with attached warrants was closed in June 2005, with $570,000 received during the six months ended June 30, 2005. In July 2005 the Company obtained 8% convertible debt financing for up to $3.25 million, with the final amount dependent upon the filing and effectiveness of a registration statement relating to common shares underlying the convertible debt and warrants issued in the recent financing. The funding will provide for working capital, manufacturing plant expansion, registration of GOLD’n GRO Guardian fertilizer with the EPA, and debt reduction. It is anticipated that this funding will provide for the Company’s capital needs over the next ten to twelve months.

There has been a long term commitment by officers and other members of management to support the Company by investing funds for the Company’s growth. One officer/shareholder has invested a total of $1,403,900 in cash and deferred salary during the period 2001 through June 30, 2005. Two other members of management have deferred salary totaling $550,500 during the period 2001 through June 30, 2005. Additional members of management invested $62,000 cash in 2003. All cash and deferred salary that have been invested in the Company’s private placements were under the same terms and conditions as all other investors.

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

IV. Growth Plans and Implementation

For a number of years the Company’s main focus has been on its Photochemical Fertilizer Division. This Division, operated by the Company's wholly-owned subsidiary Itronics Metallurgical, Inc., has created and established the GOLD’n GRO line of liquid fertilizers and identified large volume markets in which they can be sold. The pioneering development work is complete, field trials are under way with some completed, and the Division is well on the way to achieving full commercial operation.

The Mining Technical Services Division, operated by the Company's wholly-owned subsidiary Whitney & Whitney, Inc. worked for a number of years with a limited number of mining clients. The work required by these clients has been completed, technical staff has been reduced, and the Technical Services branch office was closed. This Division is re-configuring how it does business and a new "e-commerce" global Internet Information Portal – "insidemetals.com" that it is developing is described herein.

The Company is converting itself into a clicks and mortar business which management believes will allow it to maximize the benefits of using the Internet while it expands the Photochemical Fertilizer Division. The Photochemical Fertilizer Division is a completely regulated business that depends on physical manufacturing facilities and physical collection, processing, and distribution of photochemical liquids and liquid fertilizers. The Mining Technical Services Division is being reconfigured to obtain the bulk of its future sales through the operation of a global Internet Information Portal – "insidemetals.com". This division will obtain the benefits of the global Internet system and the global use of credit cards. The information portal operates 24 hours per day 7 days per week anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee. Because of these characteristics of the Internet, growth will not be constrained by physical factors and communications constraints that previously existed for this type of business.

During 2004 the Company upgraded its web site, http://www.itronics.com with significantly improved features. The Company also established three new web sites, www.itromet.com for Itronics Metallurgical, Inc., www.whitneywhitney.com for Whitney & Whitney, Inc., and www.goldngro.com for GOLD’n GRO fertilizers. Creating and operating separate Internet sites for the subsidiaries and for GOLD'n GRO liquid fertilizers makes it easier for customers, suppliers, and investors to do business and to communicate with Itronics and its operating units.

With the successful completion of much of the pioneering development work by the Photochemical Fertilizer Division, and with the wrapping up of the Mining Technical Services long term consulting projects, the Company is implementing growth plans for both divisions that are expected to drive expansion well into the future. The status of these plans and their implementation is described for each division.

Photochemical Fertilizer Division (Itronics Metallurgical, Inc.)

The Company's GOLD'n GRO fertilizers are all liquid with one of the primary base materials being demetallized photoliquids which the Company obtains through its collection services. There are major differences in manufacturing, distribution, and sale of liquid fertilizers as compared to dry fertilizers. Basic differences are described here so that the investor can better understand the technology, logistics, and application of liquid fertilizers and thereby gain a better understanding for the market niche that the Company is entering.

Liquid Fertilizer Technology. Liquid fertilizer technology is more complex than dry technology. Typically dry solids can be readily blended into dry mixtures that can then be bagged, or transported as dry bulk powders. In contrast, liquid fertilizers are reacted products and must be manufactured using precise recipes so that the final product will remain stable. Dry products can be stored for years without degradation, whereas liquid products typically have a limited storage life ranging from a few days for proprietary field blends, up to 4 years or longer for certain types. Liquid fertilizers can also freeze over a rather wide range of temperatures, a problem not encountered with dry fertilizers. Because of these technical factors, bringing a line of liquid fertilizers to market is much more complex than bringing a line of dry products to market.

Dry fertilizers are typically applied with dry spreaders. Liquids are sprayed on with tank sprayers or aircraft, injected into the soil using special applicators, or applied through irrigation systems using sprinklers, micro-sprinklers, or drip irrigation. Liquid fertilizers can also be applied with ditch irrigation by running the fertilizer into the water at controlled rates. The use of irrigation water to apply the liquid fertilizers is called fertigation.

Dry fertilizer packaging and transport is typically simpler and less costly than liquid fertilizer packaging and transport. Bulk liquids must be moved in tank trucks or tank rail cars and stored in large bulk tanks at distribution points. The distributors who sell the liquids to farmers must install and operate tank farms and maintain a fleet of specialized applicators. Distribution and application of liquid fertilizers typically requires specialized technical knowledge related to mixing and handling as compared to the use of dry fertilizers. Liquid fertilizers are typically easier and less costly to apply when irrigation is available, and availability of the fertilizer nutrients is greater when liquid fertilizers are used. Use of fertigation to apply liquid fertilizers can reduce tractor trips through the fields, reducing cost and also reducing soil compaction. Because of less cost for application and improved availability of the liquid nutrients to the plants, liquid fertilizers in the United States are continuing to gain market share. Use of liquid starter mixes for dry land crops is also expanding, especially for planting field crops such as cotton, corn, soybeans, and wheat.

Certain fertilizer distribution companies have specialized in marketing liquid fertilizers and have all of the facilities and equipment required to sell, deliver, and apply the liquid fertilizers. One of these companies is distributing GOLD'n GRO liquid fertilizers in the western United States. Use of liquid fertilizers in the urban markets is becoming more common, but requires either spray application, or application through the irrigation systems. The Company is beginning to market specialized liquid injectors that can be inexpensively installed in the urban setting to cost effectively and safely apply the GOLD'n GRO fertilizers through existing irrigation systems.

GOLD'n GRO Liquid Fertilizer Technology. The Company has successfully developed a line of stable liquid fertilizers which it is now manufacturing at its Stead facility in Reno, Nevada. The Company is focusing on specialty liquid products and is able to reliably manufacture a number of proprietary specialty chelated micro-nutrient metal products and multinutrient products. As such, one of the Company's technology strengths is its knowledge and increasing expertise in the manufacturing, delivery, and use of liquid fertilizers in each of the major markets.

The GOLD'n GRO liquid fertilizers have a number of positive attributes that are improvements over the liquid fertilizers that they are replacing.

The fertilizers are stable, typically having a shelf life of one to four years.

Many of the fertilizers have freeze points at or below 28 degrees F.

The fertilizers as a group also have an unusually low salt index, which is a measure of the potential for foliar burn when sprayed on the foliage of plants, or seedling root burn when applied in starter mixes. As a product line and individually, the GOLD'n GRO fertilizers have salt indexes that are much lower than the fertilizers they are replacing. Because of the low salt index characteristic, the GOLD'n GRO fertilizers are especially well suited for foliar application and for use in starter fertilizer mixes.

Large scale field applications are demonstrating improved nutrient uptake by plants when the fertilizers are foliar applied, and when the fertilizers are soil applied as compared to the fertilizers they are replacing. This improved effectiveness means that less fertilizer needs to be used to achieve the desired nutritional results. Improved crop nutrient uptake reduces nutrient costs and increases crop yields, generating a significant economic benefit for the grower customers.

The GOLD'n GRO fertilizers are specifically designed for fertigation application in micro-sprinkler and drip irrigation. This method of fertilizer application is rapidly expanding and requires liquid fertilizer products with superior stability in irrigation water under widely varying conditions. Large scale fertigation application of the GOLD'n GRO fertilizers is demonstrating the viability of these products in meeting the requirements of this expanding application method.

The GOLD'n GRO fertilizers are essentially toxic metal free. This is because the base liquids that are used to manufacture the GOLD'n GRO products are free of toxic metals and the nutrient additives used to make the fertilizers to final specifications are carefully selected to avoid toxic metals. The overall composition of the products is environmentally compatible.

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

The GOLD'n GRO fertilizers are some of the most complex fertilizer liquids in the market place today and represent a new category of liquid nutrition technology. The GOLD'n GRO fertilizers contain bulk chelating agents that conventional liquid fertilizers do not contain. The chelating agents, which are normally quite costly, are supplied as components of the starting photographic liquids. The chelating agents improve the availability of micronutrient metals such as zinc, iron, manganese, and the secondary nutrients calcium, and magnesium. The photoliquids also have a natural content of sulfur the other important secondary nutrient. These multinutrient characteristics distinguish the GOLD'n GRO liquids from other liquid fertilizers and are the main reason why the GOLD'n GRO liquid fertilizers represent a new type of nutrient technology when compared to established fertilizers.

The Company is working with its licensed distributor network to develop applications into which the GOLD'n GRO fertilizer products can be sold. This process has identified three methods of developing crop applications for the products. These are (1) replace existing products that do not fully satisfy existing needs, (2) develop new products which will satisfy presently unfulfilled needs, and (3) develop products that can be blended with existing proprietary products to improve their effectiveness.

In taking the approach to replace existing products, category 1 above, the Company found that the improved effectiveness of the GOLD'n GRO fertilizers made it necessary to perform field trials to determine the minimum and maximum amount needed for a particular application. Straight across replacement on a 1 unit for 1 unit basis has not been possible because fewer units of certain GOLD'n GRO fertilizers are needed to produce the desired nutritional uptake by the plants. Much of the field evaluation to determine the minimum and maximum amounts of the GOLD'n GRO products for particular crop applications has been completed and large volume usage has been developed for the two zinc products. Crop application development for the GOLD'n GRO fertilizers is expected to continue for the indefinite future as knowledge of the products and the number of customers continues to expand.

Market Size and GOLD'n GRO Production Capacity. The Company's current fertilizer emphasis is on developing bulk liquid fertilizer sales. The "Beneficial Use Photochemical, Silver, and Water Recycling" technology is fully integrated, and is being implemented with a cost structure that anticipates large volume material throughput. This is based on previously developed information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 200 million gallons of liquid fertilizer products, or about 1 million tons.

More than 50 million tons of fertilizer products are sold annually in the United States. This includes almost 20 million tons of multinutrient fertilizers and almost 3.5 million tons of secondary nutrient and micronutrient products. About 38 percent of the total usage is as fluid fertilizers. The Company's 2004 sales were less than 0.005 percent of the indicated 2004 secondary and micronutrient tonnage of 3.5 million.

The Company's manufacturing plant is presently configured so that it can be expanded to a manufacturing capacity of 7.2 million gallons of liquid GOLD'n GRO products per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2004 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

The Company presently sells its commercial GOLD'n GRO fertilizers in 2.5 gallon, 55 gallon, and 250 gallon containers, and partial or full tank truck loads of up to 4,800 gallons.

As the Company continues to identify and develop its GOLD'n GRO liquid fertilizer markets, unforeseen market opportunities may require plan modifications. The creation and production of the two GOLD'n GRO zinc micronutrient products is an example of this which has already occurred. A current development that may require additional changes are the two secondary nutrient products now out for field testing, a calcium plus magnesium fertilizer, and a magnesium plus zinc and boron fertilizer. These fertilizers, if they are successful, will expand the number and quantity of raw materials that the Company must maintain in inventory. Commercial production of these new fertilizers will create a need for additional space for both liquid and dry inventory storage, may require some adjustments to or expansion of the Company's manufacturing equipment, and will create the need for expanded load out capacity.

This division has developed an integrated eight-part approach to growth:

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

GOLD'n GRO Fertilizers. The Company is selling into and /or developing applications for the three major fertilizer segments. These are:

a. Specialty Agriculture which includes Avocados, Citrus, Grapes, Fruit and Nut Trees, and          Vegetables.

b. Bulk Field Crops which include alfalfa, cereal grains, corn, cotton, and soybeans.

c. The Urban Market, which includes Home Lawn and Garden, Landscape Construction           and Maintenance, and Nursery and Greenhouse markets, and Golf Courses.

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

GOLD'n GRO liquid fertilizer sales increased by 84% percent in 2004 compared to 2003. Fertilizer sales did not increase as expected in the first and second quarters of 2005 due to an unusually long and continued rainy season in central California. Our distributor network is informing us that the delay in getting the fertilizer season started has extended the season, not causing a loss in overall fertilizer sales. However, certain crops have multiple harvests each season, so it is possible that one or more harvests may eventually be lost for the season, which could affect overall fertilizer sales.

Photochemical Waste Management Services. The rapid growth in silver halide photofinishing for digital photographers continued to increase the Company's volume of used silver-bearing photoliquids with a 31 percent increase in 2004 compared to 2003. This growth occurred within the Company's existing customer base in northern Nevada and northern California. In December 2004, however, the Company’s services to a significant photochemical waste management customer were terminated by mutual agreement, resulting in a significant decline in used photochemical volume in the first and second quarters of 2005. The photochemical volume from this customer had been growing so rapidly that the supply was exceeding the Company’s demand for the chemicals needed in fertilizer manufacturing, resulting in storage costs and plant inefficiencies. It is anticipated that there is enough photochemical raw material in storage to meet fertilizer production needs for at least twelve months. The termination of services to this customer is allowing the plant time to catch up on photochemical processing, which is reducing storage costs and increasing efficiency in the plant. The Company is focusing on sales of Photochemical Silver Concentrators as discussed below to replace the lost revenue.

Silver. Silver sales declined by 11 percent in the second quarter of 2005 compared to the prior year quarter. The decrease is attributable to reduced refining fees from the significant photochemical recycling customer discussed above. Silver sales from photochemical processing increased in the second quarter and are expected to continue to increase significantly in the third and fourth quarters of 2005.

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

Plans are being implemented to expand the silver refining operation by purchasing and installing a new photochemical concentrator, a new large filter press, and a new furnace. These improvements are planned for completion in second half of 2005 and are expected to provide the capacity needed to support continued growth in silver sales.

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

Several new crop applications are being evaluated for several of the GOLD'n GRO fertilizer products. The Company and its distributor sales force are demonstrating that the GOLD'n GRO "field ready" blends provide improved nutrition uptake when applied foliar which creates opportunities for use on lower value large acreage field crops. Three new foliar applications that are being developed specifically for the dairy cow feed market that are working well are the use of GOLD'n GRO applied foliar on young oats, GOLD'n GRO applied foliar on alfalfa, and GOLD'n GRO applied foliar on silage corn. These are large acreage markets that require bulk truck load quantities of GOLD'n GRO products. These new developments expand the foliar application markets for GOLD'n GRO fertilizers and open up the potential for economical large scale use in other parts of the United States.

Field trials in California whose objectives are to demonstrate different aspects of GOLD'n GRO product use were on hold during the first quarter of 2005 due to rainy weather. Field trials were started in Idaho, Oregon, and Washington. GOLD’n GRO lawn and landscape application trials were started in Rhode Island early in the second quarter. Several new trials were started in California in the second quarter and field observations will continue for up to a year at locations where GOLD'n GRO soil conditioning effects are being examined. All trials are comparisons to standard grower fertilization practice presently in use.

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

A new GOLD'n GRO base liquid nutrition program is being developed and is now being marketed by the distributor network. The program is called the "Gallon and a Quart" or "4 + 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micronutrient used in soil applications. Field demonstrations are showing that mineral nutrient availability in the soil is improved when this program is used and that nutrition uptake by the plants is greatly improved. Production increases are being observed and the program is cost effective. Adoption of this program by the distributor network over the next two to three years is expected to produce a very substantial increase in the volumes of GOLD'n GRO fertilizers that will be sold.

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

Trials were used to evaluate low rate (1 to 2 gallons per acre) foliar application of GOLD'n GRO 8-8-8 + 4%S and GOLD'n GRO 20-1-7 + 3%S on silage corn and field corn. A positive growth response was obtained and in one trial the corn put out tassels earlier. In another trial the height of the corn stalks was increased from eight to nine feet to 11 to 12 feet. This amount of growth increase would increase silage production by about 30 percent. This greater corn stalk mass is beneficial to the dairy farmers growing silage corn for cattle feed. A benefit of accelerated growth of grain corn would be earlier harvest, which provides a number of advantages including lower risk of loss due to frost and fall rains, and possibly lower drying cost. The target markets for these applications are large with more than 79 million acres of grain and silage corn being grown in the United States. Fertilization applications for corn are expected to become more important as the use of domestically grown corn to produce ethanol for fuel continues to expand. This application development work will be continued for another two or three years.

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

A new category of specialty repellent fertilizers that can be sold at higher profit margins than the bulk specialty products is being developed. The GOLD’n GRO Guardian animal repellent fertilizer is an example of this type of specialty fertilizer.

Investigation of the registration requirements, and development of a marketing plan, for GOLD’n GRO Guardian was completed in 2004. GOLD'n GRO Guardian product registration is expected require a capital investment of $200,000 to $400,000. The consultant team that will be contracted to assist with the registration has advised the Company that the Federal registration process will take one to two years, and that registration in the individual states will take at least one year after the Federal Registration is received, a total of up to three years. The consultants have advised the Company that registration in certain states is rapid after the Federal Registration is completed. Because of this, commercial sales in certain states will be possible shortly after the Federal Registration is completed. Both Federal EPA registrations and state registrations must be obtained before commercial sales can be launched. In the second quarter of 2005 the Company acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. The Company now owns 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become a director of the Company and is Northeast Manager for GOLD’n GRO Sales Development.

Results of the research of the GOLD’n GRO Guardian animal repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer product that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. The registration cost and time required is expected to be similar to the budget and time for the GOLD'n GRO Guardian registration.

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

2. "e-commerce" Internet Information Portal-"insidemetals.com".

During the second quarter of 2004 plans were developed for Internet publication of Mining Company Profiles which will use organizational formats developed by Whitney & Whitney, Inc. and use the Division's extensive Company Annual Report library and related information. Development of this Internet Information Portal will continue until launch of the website, which is expected in August 2005. The plan is to provide certain Mining Company & Mining Industry Profile data via attractively priced on-line subscription and is explained more fully below.

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

Late in the second quarter 2004 a decision was made to complete development of this publication as an Internet Information Portal subscription offering. The Internet provides an efficient and relatively inexpensive method for globally distributing this type of subscription information through an Information Portal. Early in the third quarter 2004 the ownership rights to the web address "insidemetals.com" were acquired and the consulting services contract with the Company's web page developer was expanded to provide for development for the "insidemetals.com" publication web page. A fast track work plan and schedule was established and much of the technical data compilation work for the first section, "Gold Industry Profiles" has been completed. Development of the web page is advancing and the Division plans to activate "insidemetals.com" for subscriptions in August 2005.

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

Item 3. Controls and Procedures

Itronics’ management, including the President (Principal Executive Officer) and the Controller (Principal Accounting Officer) have conducted an evaluation of the effectiveness of disclosure controls and procedures as of the end of the quarter ending June 30, 2005 and have evaluated whether any changes in internal controls over financial reporting have occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. These evaluations were conducted pursuant to Exchange Act Rule 13a-15. Based on that evaluation, the President and Controller concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. They also concluded that there were no significant changes in internal controls over financial reporting, or in factors that could significantly affect internal controls over financial reporting, during the quarter ended June 30, 2005.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

In August 2002 a supplier of equipment for the Stead manufacturing plant filed suit against the Company and its subsidiary, Itronics Metallurgical, Inc. (IMI) in Johnson County, Indiana for the unpaid amount of $64,234 plus attorney’s fees and court costs. On October 1, 2002 the plaintiff received a default judgment awarding the $64,234 plus $1,500 attorney’s fees plus 8% interest. On November 5, 2002 the plaintiff filed a "Notice of Filing of Foreign Judgment" in

Washoe County, Nevada and has received the judgment. In December 2003 a settlement agreement was accepted that required a $10,000 payment in December 2003 plus monthly payment of $5,161 over twelve months in 2004. Payments were delinquent as of June 30, 2005, but subsequently, payment terms were renegotiated, with six monthly payments of $3,964 due beginning August 5, 2005.

As of June 30, 2005 a total of nine lawsuits filed in 2003 and prior years remain outstanding against the Company’s subsidiaries by various equipment lessors. Five of the suits were filed in Washoe County, Nevada, two in Cook County, Illinois, one in Los Angeles County, California, and one in Oakland County, Michigan. Three additional suits covering six leases were filed in Washoe County, Nevada in 2004. The suits seek a total of $839,934 plus attorneys fees and other costs. Six of these suits, seeking a total of $306,990 plus costs, were settled by restructuring the leases, signing stipulated judgments and agreeing to pay total payments of $258,390. Monthly payments on the settlements total $12,935 and are paid over various periods ranging from 18 to 31 months. If the restructured leases are defaulted, judgments for the original claimed amounts can be entered and further collection action, including repossession of the secured equipment, can be taken. Payments on the six restructured leases were in default as of June 30, 2005, but subsequently, payments on four of the leases were brought current and one was paid off. Of the six remaining unsettled suits, three have received judgments, one of which the Company has agreed to payment terms without a formal stipulation. Legal counsel is actively negotiating two of the unsettled suits. No further action has occurred on the other unsettled suit.

In February 2003 a trade creditor filed suit against the Company in Washoe County, Nevada seeking a total of $85,525 plus attorney fees and other costs. A default judgment was entered in May 2003. No further collection action has occurred on this claim. In April 2005 a trade creditor filed suit against IMI in Washoe County, Nevada seeking a total of $21,788 plus attorney and other costs. Legal counsel will attempt to negotiate payment terms.

As of December 31, 2004 the Company’s subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company received notice of intent to levy on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices were dated May 12, 2005. The IRS also filed federal tax liens for the amounts due. Subsequent to June 30, 2005, the taxes were paid in full and the liens will be released.

Successful settlement of the above claims is dependent on future financing.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

Following is a summary of unregistered securities issued during the three months ended June 30, 2005. All securities were issued subject to Rule 144 of the Securities and Exchange Commission.

Generally, Rule 144 requires shareholders to hold the shares for a minimum of one year before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares. There have been no underwriters of these securities and no underwriting commissions or discounts have been paid.

	Shares	Value
	Issued	Received
Private placement of stock for cash	200,000	$ 10,000
Acquisition of GOLD’n GRO Guardian fertilizer	1,000,000	71,500
Conversion of notes payable and accrued interest	474,660	47,466
Labor and consulting	62,500	3,750
Director fees	2,500	250
	1,739,660	$132,966

In addition, compensatory options to acquire 30,000 shares were granted to management and other employees during the three months ended June 30, 2005. The options are for three years and are exercisable at $0.15 per share. Also, a compensatory option for 1,000,000 shares was granted to a director. The option is for two years after completion of EPA registration of GOLD’n GRO Guardian fertilizers and is exercisable at $0.10 per share.

During the three months ended June 30, 2005 warrants to acquire 100,000 restricted common shares were granted as part of the current private placement. The warrants are for three years and are exercisable at $0.075 per share, with the prices doubling in the second year, and tripling in the third year of the option period.

During the three months ended June 30, 2005 the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in the issuance of additional options to acquire 892,282 shares of restricted common stock. The options are exercisable at prices ranging from $0.10 to $1.18.

Interest earned by management and other employees on deferred salaries during the three months ended June 30, 2005 amounted to $30,217 and will be paid with 475,442 restricted common shares.

The Company believes that the above transactions qualified for exemption from registration under Section 4(2) of the Securities Act of 1933. Private placements for cash were non-public transactions. The Company believes that all such investors are either accredited or, either alone or with their purchaser representative, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of the prospective investment.

Item 3. Defaults Upon Senior Securities

As of June 30, 2005 lease payments totaling $796,216 were in arrears. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. The Company is in ongoing communication with the lessors to avoid action that may be adverse to the Company.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $55,452 in accrued interest, remains in default.

As of June 30, 2005, the Company was delinquent on real property taxes in the amount of $14,630 plus interest and penalties and was delinquent two monthly payments totaling $13,202 plus late charges on the promissory note. This is a default of the promissory note and deed of trust secured by the Stead manufacturing facility. The lender was aware of the situation and took no collection action. Subsequent to June 30, 2005 the taxes and payments were brought current. In accordance with U.S. Generally Accepted Accounting Principles, the long term portion of the principal balance of the note, in the amount of $458,081, which would otherwise have been classified as a current liability, has been classified as a long term liability.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1       CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                       302 OF THE SARBANES-OXLEY ACT OF 2002               38

    Exhibit 31.2       CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                       302 OF THE SARBANES-OXLEY ACT OF 2002              40

    Exhibit 32          CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                       PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                       PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                       OF 2002                                             42

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended June 30, 2005:
April 4, 2005	Announced registration of nine GOLD’n GRO fertilizer
products was completed in Oregon.
April 20, 2005	Announced Mr. Howland Green was appointed to the Board of
Directors.
May 17, 2005	Announced completion of the acquisition of the product
rights to GOLD’n GRO Guardian fertilizer products.
June 2, 2005	Announced sales and operating results for the year ended
December 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                ITRONICS INC.

DATED: August 15, 2005                            By: /S/JOHN W. WHITNEY

                                                     John W. Whitney

                                                     President

                                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: August 15, 2005                            By: /S/JOHN W. WHITNEY

                                                     John W. Whitney

                                                     President

                                                     (Principal Executive Officer)

DATED: August 15, 2005                           By: /S/MICHAEL C. HORSLEY

                                                    Michael C. Horsley

                                                    Controller

                                                    (Principal Accounting Officer)