Form 10KSB/A
period 2004-12-31
ITRONICS INC
filed 2005-11-10
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 1

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

ITRONICS INC. AND SUBSIDIARIES

2004 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

We are the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers and silver bullion.

We are an environmental process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated liquid fertilizer sold under the trademark GOLD’n GRO, animal repellant/fertilizer to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide process planning and technical services to the mining industry.

OUR PRODUCTS AND SERVICES

We currently operate the following two business segments under separate wholly owned subsidiaries:

Photochemical Fertilizer: This segment, known as Itronics Metallurgical, Inc., operates a fertilizer manufacturing, photochemical recycling, and silver refining facility. Revenues are generated by photochemical management services, sales of photochemical concentrators, sale of silver, and sale of GOLD’n GRO liquid fertilizer products.

Mining Technical Services: This segment, known as Whitney & Whitney, Inc., provides mineral project planning and technical services to the mining industry. It has specialized knowledge in all aspects of mineral project development and has been deeply involved in gold mine development for more than 25 years. It employs technical specialists with expertise in the areas of mining, geology, mining engineering, mineral economics, material processing, and technology development. Technical services have been provided to many of the leading U.S. and foreign mining companies, several public utilities with mineral interests, to various state agencies, the U.S. and foreign governments, and the United Nations and the World Bank. WWI was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry. In 2005 WWI launched an internet website to provide gold mining company profiles to the interested public.

We have three wholly owned subsidiaries, Whitney & Whitney, Inc. ("WWI"), Itronics Metallurgical, Inc. ("IMI"), and Itronics California, Inc. (ICI), a 92.5% owned partnership, Nevada Hydrometallurgical Project ("NHP"), and an 82.53% owned joint venture, American Hydromet. A brief description of each organization follows:

Itronics Metallurgical, Inc.:

IMI is our wholly owned subsidiary. IMI was established in 1981 to manage the metallurgical and materials processing operations being developed under WWI and American Hydromet research and development programs. IMI has been the main provider of management services to American Hydromet since 1986. IMI is now managing the photochemical/GOLD'n GRO fertilizer segment as discussed below.

Nevada Hydrometallurgical Project:

Nevada Hydrometallurgical Project ("NHP") is a research and development partnership formed in 1981 to fund research into potential commercial applications for certain hydrometallurgical process techniques developed by the U.S. Bureau of Mines Research Center in Reno, Nevada between 1970 and 1979. A number of potential commercial applications were defined by NHP, one of which is the American Hydromet silver/gold refining technique. In late 1985, NHP assigned its interest in the silver/gold refining technique to American Hydromet. NHP retained its proprietary interest in the other potential commercial applications for future developments. NHP continues as a financing and technology owning partnership. We own 92.5% of NHP.

American Hydromet:

American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The photochemical fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which WWI serves as the general partner and owns a general and limited partnership interest totaling 11%. We own a 37% limited partnership interest in AG&S. In total, we own approximately 83% of American Hydromet.

Itronics California, Inc.:

Itronics California, Inc. (ICI) was acquired in March 1999 by Itronics Metallurgical, Inc. ICI, originally named PD West, Inc., was acquired for its phosphoric acid recycling technology. ICI has no business operations but plans are to utilize the phosphoric acid technology and may eventually operate IMI's photochemical services and GOLD'n GRO fertilizer business in California.

Whitney & Whitney, Inc.:

WWI was incorporated in 1977 and is our wholly owned subsidiary. WWI was primarily a mineral consulting firm that provides planning and technical services to the mining industry. WWI is now developing an internet website to provide gold mining industry data to the investing public, while maintaining a presence in the technical consulting field.

SUMMARY HISTORY OF OPERATIONS

Whitney & Whitney, Inc. was established to provide a wide range of technical services to the mining industry. During the 1980's, WWI completed several multi-client fertilizer marketing studies. Also during this time period, WWI was contacted by state and local environmental officials concerning the problem of photographic wastes, laden with silver and other toxic heavy metals, being dumped in local sewer systems.

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding our business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination with toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of WWI's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic liquid wastes. It took until 1997 to develop and demonstrate a satisfactory fertilizer and to complete university testing to demonstrate its agronomic viability.

In March 1998 IMI signed a five year definitive licensing, manufacturing, and distribution agreement with Western Farm Service, Inc. (WFS), one of the largest liquid fertilizer bulk retailers in the western United States. The agreement was renewed in March 2003 for another five years, subject to annual cancellation provisions. The agreement grants WFS an exclusive license and right to manufacture and market IMI's GOLD'n GRO line of bulk liquid fertilizer products for the Turf & Ornamental and Specialty Agricultural markets in the states of Arizona, California, Hawaii, Idaho, Oregon, and Washington. WFS has approximately 90 agricultural retail outlets in these states. In the discussion below, and elsewhere in this report, we refer to this group of retail outlets as our licensed distributor network.

A 35,000 square foot manufacturing plant in Reno/Stead, Nevada was purchased in 1999. Construction of the liquid processing area was completed in early 2000, and a "shake-out" period was completed in which small batches of photochemicals were processed and small batches of fertilizer were manufactured. By late 2000 the new facility had demonstrated the ability to "demetallize" the received photo liquids to required EPA levels, thereby proving the technical viability of the new technology on a commercial scale. By the first quarter of 2001 we were positioned to develop sales for more than a dozen liquid fertilizer products.

In 2001, at the request of our licensed distributor, we developed a chelated liquid micronutrient zinc fertilizer with the objective of selling the product in truckload quantities. This fertilizer development was successful and provided the basis for the first tank truck load sales in the fourth quarter of 2001. During 2002 this new bulk liquid fertilizer was successfully introduced into the distributor network. During 2002 work on a bulk liquid GOLD'n GRO fertilizer that could be used as a "base liquid" in the distributor's proprietary field blends was commenced. In 2003 development work on a second chelated liquid micronutrient zinc product for bulk sale was initiated. Field testing of both new bulk liquid fertilizers was conducted during 2003 and in late 2003 they were approved for introduction into the distributor sales network for 2004.

During the same 2001 to 2003 period, more than two dozen liquid fertilizer formulations were evaluated for suitability and market potential. By the end of 2003, product line development had been completed, and 13 fertilizers covering two categories have been established: chelated liquid multinutrient fertilizers and chelated liquid micronutrient fertilizers. The fertilizers are sold both to the general public and through licensed and non-licensed distributors. Product improvement and new product development will continue, but our focus in 2005 and future years will be primarily on GOLD'n GRO Liquid Fertilizer sales expansion and on expansion of the services business as needed to support increasing GOLD'n GRO fertilizer sales.

In 2003 we participated in the development of an animal repellent/fertilizer that will be sold under the trademark GOLD'n GRO Guardian. Using one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was approved for use by the North American Deer Management Network in the fourth quarter of 2003. GOLD'n GRO Guardian is a repellent fertilizer product and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the Federal EPA as a biopesticide. Introduction of this product for commercial sales will be delayed until the registrations are completed. Subsequent to December 31, 2004, we acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. We now own 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become one of our directors and is Northeast Manager for GOLD’n GRO Sales Development. Substantial funding over twelve to twenty-four months will be required to complete the EPA and California registration process.

During the period 1999 through 2003 we developed a "low temperature vacuum distillation" machine that operates at room temperature and is able to remove up to 80% of the water from photochemical solutions without damaging the chemicals, producing a high silver content concentrate that can be shipped as a commercial product in inter-state commerce. The distilled water is clean enough for re-use on site and the reduction in volume of material needing to be shipped produces 80 percent reduction in transportation cost making shipment possible anywhere in the United States. These machines have been released for commercial sale under the trademark "Itronics Metallurgical Photochemical Silver Concentrators".

In 2002 we delivered five of these Photochemical Silver Concentrators to the Department of Defense. Two additional Photochemical Silver Concentrators were delivered in the third quarter of 2003. This program is regarded as a pilot project, which may lead to providing "Beneficial Use Photochemical, Silver, and Water Recycling" services to all branches of the U.S. military and is being developed by the Department of Defense in consultation with the Federal EPA.

After we began producing fertilizer, we noted that the by products of the process were the main materials needed to manufacture glass and ceramic. Therefore, in early 2003, we began research and development of glass and tile formulations. During 2003, the first pieces of glass/ceramic tile were produced. With the successful development of a glass/ceramic tile product, we achieve the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing. In 2005, and future years the silver refining technology development and the glass/ceramic tile products development efforts will be expanded in parallel with expansion of GOLD'n GRO fertilizer sales.

A more detailed discussion of our business, based on our two business segments described above, follows.

PHOTOCHEMICAL FERTILIZER

Operations

We operate a commercial scale plant to receive used photochemical liquids, recover the silver and other metals, and convert the demetallized solutions to liquid GOLD'n GRO fertilizer products. A critical component of this integrated manufacturing system is to match, within a reasonable range, the incoming volume of photochemical liquids with the utilization of those liquids in fertilizer or other manufactured products.

Photochemical services operates as a regional business in northern Nevada, serving more than 200 customers in the northern Nevada market. A satellite service operation has been established in the San Francisco Bay Area which is a large market with at least three strong competitors. We are able to compete effectively based upon pricing and service quality.

Growth of silver bullion output is driven by photochemical processing to support GOLD'n GRO fertilizer sales. There are some opportunities to expand silver output separate from photochemical recycling, but profit margins for the refining services are very small when compared to the inventory requirements and the security risk. Because of these factors, gold and silver refining services are limited to categories of materials where our proprietary technology can be used and that offer better profit margins than conventional precious metal refining. We will be actively looking at opportunities to expand this segment in future years.

In early 2003 we initiated a program to market the Itronics Metallurgical Photochemical Silver Concentrators to large consumer photography and medical x-ray facilities throughout the United States. This is a cost effective method for us to expand our photochemical supply for use in GOLD'n GRO fertilizer manufacturing. Photochemical silver concentrators are expected to be a source of revenue growth in future years as we continue to expand nationally. Our photochemical blending technology is designed to utilize the concentrate in fertilizer, after it is demetallized.

Spent photochemical liquids received from customers are logged and recorded, then tested for silver content and contaminants. We achieve high contaminant control standards by working proactively with our regular customers. Once testing is completed, the photographic solutions are available for processing.

Growth Plans and Implementation

Implementation of our "Beneficial Use Photochemical and Water Recycling" technology is continuing with expansion of the number of branches within the licensed distributor network selling GOLD’n GRO fertilizer. Our licensed distributor is integrating our GOLD’n GRO fertilizer products into its proprietary field programs in a way that makes them essential components. Once our products are in, substitution back to prior programs becomes difficult. Because of this, we believe sales growth is solid and is integrated to enhance the likelihood of repeat sales as we move into the future.

We have been working with our licensed distributor network to identify market segments into which the GOLD'n GRO fertilizer products can be successfully sold. This process has identified three fundamental uses, or functions, of the GOLD’n GRO fertilizers, which are (1) replace existing fertilizers that do not fully satisfy existing needs, (2) develop new fertilizers which will satisfy presently unfulfilled needs, and (3) develop fertilizers that can be blended into existing proprietary field blends to improve their effectiveness. Replacement fertilizers are expected to have higher sales growth rates than fertilizers developed to fulfill the other two functions, defined as development products. The GOLD’n GRO Guardian fertilizer being developed as an animal repellant/fertilizer fits into the second category, and the GOLD’n GRO Base Liquid fits into the third category.

The GOLD'n GRO fertilizer line provides several fertilizers for the turf and ornamental markets, 3 fertilizers for the nursery and specialty agriculture markets, and 5 high quality chelated micronutrient fertilizers which can be used in all of the markets. The GOLD'n GRO chelated liquid micronutrient and chelated liquid multinutrient fertilizers are considered to be "Specialty Liquid Fertilizer" and fit into the Specialty Fertilizers segment of the national and international fertilizer markets, generally sold in smaller quantities and at higher prices than NPK fertilizers (Nitrogen (N), Phosphate(P), and Potassium(K), which are sold as single nutrient products in large tonnages at relatively low bulk commodity prices. We presently sell our commercial GOLD’n GRO fertilizers in 2.5 gallon, 55 gallon, and 250 gallon containers and partial or full truck load quantities of up to 4,800 gallons.

We have become an important supplier of chelated micronutrient and chelated multinutrient specialty fertilizers to our licensed distributor for several reasons, one of which is that improved nutrient uptake is being demonstrated in large scale field applications of the GOLD'n GRO fertilizers when compared to applications that use established chelated micronutrient fertilizers. Improved crop nutrient uptake reduces nutrient costs and increases crop yields, generating a significant economic benefit for the grower customers. A second reason is that the photographic byproduct materials used as base components provide the chelates at a much lower cost compared to purchasing new "unused" chelates. A third reason is that the GOLD'n GRO liquid fertilizers are specifically designed for fertigation application in micro-sprinkler and drip irrigation, which is a growing application method and requires liquid fertilizers with superior stability in irrigation water under widely varying conditions.

Most of the GOLD’n GRO fertilizers are currently registered for sale in Arizona, California, Colorado, Hawaii, and Nevada, and GOLD’n GRO 9-0-1+7% Zinc and GOLD’n GRO 9-0-2+3% Zinc are registered in Idaho, Oregon, and Washington. GOLD’n GRO 8-8-8+4% Sulphur is registered in Rhode Island, Massachusetts, Connecticut, Delaware, New Jersey, Pennsylvania, and New York. GOLD'n GRO bulk product sales are established in Arizona and California, with the majority of the sales being made in California. Registration of selected GOLD’n GRO fertilizer products in Washington, Oregon, and Idaho was completed in March 2005. Implementation is underway to begin sales in those states. We are developing bulk customers in northern Nevada and have started discussions with potential distributors in selected states not covered by our licensed distributor network, including the northeastern states, Florida, and Texas.

We have expanded the number of GOLD'n GRO liquid fertilizers being offered through our "e-store" catalog. This expanded offering makes GOLD'n GRO available to two important Professional Market segments: the Landscape Maintenance Market and the Nursery and Greenhouse Market. Internet sales are still relatively small as a percentage of total sales, but have grown in each of the past two years.

The project to develop and sell a line of animal repellent/fertilizers under the trademark GOLD’n GRO Guardian provides direct GOLD’n GRO marketing and distribution for the northeastern states into the Landscape Construction and Maintenance, and the wholesale and retail Nursery and Greenhouse markets. The new GOLD’n GRO Guardian animal repellent/fertilizer line presents the opportunity to develop products for the animal repellent market, an emerging national market in which product offerings are currently limited. Deer and other plant eating animals are becoming a major urban problem and are now doing tens of millions of dollars in damage to urban landscaping each year.

We are continuing to develop new sources of used photochemical liquids, although we presently have more than adequate volume of in-coming photoliquids to support current and near term GOLD'n GRO fertilizer sales growth. We have been developing Itronics Metallurgical Photochemical Silver Concentrator technology to reduce the cost of transporting the used photochemical liquids to the Reno manufacturing plant. We have also been identifying and qualifying both non-photochemical sources of used chelates and non-photochemical waste streams that might be useable as substitute materials for virgin additive raw materials that we presently purchase.

GOLD'n GRO fertilizer products are formulated to match potential new sources of secondary chelates so that as GOLD'n GRO fertilizer sales continue to expand we can begin to use "non-photo" chelates. Replacing virgin additive materials with materials from secondary sources provides us with equivalent materials at lower cost. Some manufacturing process changes will be required to accommodate these adjustments in raw material sourcing, but this will be beneficial due to reductions in raw material costs and the improved cost stability that will be achieved.

Sales of 5 ounce "Silver Nevada Miner" bars through our "e-store" are continuing, although those sales are still relatively small. The sales of finished silver bullion from internally recovered silver will expand, but will continue to fluctuate until GOLD'n GRO sales reach larger volumes.

Our manufacturing plant is presently configured for an initial manufacturing capacity of 7.2 million gallons per year or 36,000 tons of GOLD'n GRO products. Planned storage and truck loading capacity expansions and automation of some manufacturing functions, must be completed before this capacity can be achieved. Some of these requirements are discussed more fully below. Unexpected new market opportunities have already required modification of certain expansion plans. As we continue to identify and develop our GOLD'n GRO liquid fertilizer product markets, additional unforeseen changes could require additional plan modifications. With the introduction of additional bulk products, additional load out facilities are needed, at a capital cost estimate of $400,000. This project is scheduled for completion in the first half of 2006.

In 2004, we completed installation of a heat exchange system for an installed cost of $196,000. This system has provided more than a five times increase in manufacturing capacity for certain GOLD’n GRO fertilizers.

Competition

Our GOLD’n GRO fertilizer products compete with well established fertilizer companies that have significantly more capital with which to market their products. Our competitors include large companies such as Scotts Miracle-GRO, Dow AgroSciences Company, Uniroyal Chemical Corporation, and smaller companies such as Pursell Technologies, Inc. We believe that our fertilizers compete primarily on the basis of product quality and performance.

Our photochemical recycling fees are generated primarily from removing used photochemicals from our customer’s sites. We compete for these customers with large national firms like Safety Kleen and Philips Environmental but our primary competitors are smaller regional firms like ECS Refining in Northern California.

We sell our silver bullion to a commercial refiner under standard industry terms. We are a very small producer of silver; consequently the refiner will purchase all the silver we can presently produce. For several years, there has been a global shortage in the supply side of the silver market. Our ability to sell our silver bullion could only be impacted if there were a dramatic negative change in the silver market, and only then if we grow to be a much larger silver producer than we are now.

Markets

Fertilizer

The total fertilizer market consists of the "Agricultural Market" and the "Urban Market". The Urban Market accounts for at least $9 billion in annual sales in the United States. The "Specialty Ag" segment of the Agricultural Market is a $5 billion segment making the total a $14 billion market. Substantially all of our present GOLD’n GRO fertilizer sales are in the "Specialty Ag" segment.

More than 50 million tons of fertilizer products are sold annually in the United States. This includes almost 20 million tons of multi-nutrient fertilizers and almost 3.5 million tons of secondary nutrient and micro-nutrient products. About 38 percent of the total usage is as fluid fertilizers. Our 2004 sales represent less than 0.0005 percent of the 2004 multi- and micro-nutrient market.

Our GOLD'n GRO fertilizers are all liquid. There are major differences in manufacturing, distribution, and sale of liquid fertilizers as compared to dry fertilizers. Basic differences are described here so that the investor can better understand the technology, logistics, and application of liquid fertilizers and thereby gain a better understanding for the market niche that we are entering.

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

Dry fertilizer packaging and transport is typically simpler and less costly than liquid fertilizer packaging and transport. Bulk liquids must be moved in tank trucks or tank rail cars and stored in large bulk tanks at distribution points. The distributors who sell the liquids to farmers must install and operate tank farms and maintain a fleet of specialized applicators. Distribution and application of liquid fertilizers typically requires specialized technical knowledge related to mixing and handling as compared to the use of dry fertilizers. Liquid fertilizers are typically easier and less costly to apply when irrigation is available, and availability of the fertilizer nutrients in the soil for uptake by crops is greater when liquid fertilizers are used. Use of fertigation to apply liquid fertilizers can reduce tractor trips through the fields, reducing cost and also reducing soil compaction. Because of less cost for application and improved availability of the liquid nutrients to the plants, liquid fertilizers in the United States are continuing to gain market share. Use of liquid starter mixes for dry land crops is also expanding, especially for planting field crops such as cotton, corn, soybeans, and wheat.

Only certain fertilizer distribution companies have specialized in marketing liquid fertilizers and have the facilities and equipment required to sell, deliver, and apply the liquid fertilizers. Our licensed distributor is such a company.

The GOLD'n GRO fertilizers are complex and represent a new category of liquid nutrition technology. The GOLD'n GRO fertilizers contain bulk chelating agents that conventional liquid fertilizers do not contain. The chelating agents, which are normally quite costly, are supplied as components of the starting photographic liquids. The chelating agents improve the availability of micronutrient metals such as zinc, iron, manganese, and the secondary nutrients calcium, and magnesium. The photoliquids also have a natural content of sulfur, the other important secondary nutrient. These chelate enriched multinutrient characteristics distinguish the GOLD'n GRO liquids from other liquid fertilizers and are the main reason why the GOLD'n GRO liquid fertilizers represent a new type of nutrient technology.

The animal repellent/fertilizer market is a new market for us. The users of this product will be upscale homeowners and commercial and municipal facilities, and commercial nurseries. The deer population is growing rapidly in the northeastern U.S. and so the center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. The markets being served are the Commercial Landscape and wholesale and retail Nursery segments. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications so the distribution channels are different from the channels being developed for GOLD'n GRO fertilizers.

The U.S. market for deer repellents is believed to be well in excess of $50 million per year. Products currently in the market are believed to have limited effectiveness so an opportunity exists for a line of systemic products that are effective for several weeks after each application. The GOLD'n GRO Guardian is demonstrating effectiveness for 8 to 12 weeks, and may be able to provide "year round" protection. We plan to pursue development of this line of products as rapidly as possible.

Photochemical Recycling

We estimate there are more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, micro-filming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). We estimate the total annual market for recycling this category of waste to be in the range of $400 to $500 million.

We are aware of digital imaging and its impact on usage of conventional photography. The impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past ten years. Over the last several years, it became clear to us that contrary to popular belief, digital photography is creating a new source of photowastes from Internet companies that combine digital imaging services with the ability to print high quality photographs for their customers. Digital methods are being adopted in the medical industry, and although the medical sector is relatively high growth with the aging U.S. population, digital imaging has had the effect of slowing the growth of waste photo liquids being generated and may lead to a decline in future years.

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

Environmental restrictions on disposal of chemicals are continuing to tighten throughout the United States with the result that now the rate of growth for our photochemical recycling business is dependent upon the rate and vigor of fertilizer sales growth.

Silver

Nationally, more than 80 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal. The Silver Institute indicates that silver usage in photography is stable, but may decline modestly over the next several years.

Seasonality and Working Capital

In analyzing the market and industry competitors, it is apparent that two factors significantly impact our ability to penetrate these markets in a meaningful way. First, the seasonal aspect of fertilizer sales, which directly results in the second factor, the need for a much higher level of working capital when compared to other industries. Based on experience, we expect fertilizer sales to continue to have a strong seasonal component, with the primary sales season running from April through November each year, with an in-season low in July and August. In addition to the general seasonal nature of sales caused by normal weather patterns, unusual weather can further affect fertilizer sales, especially in winter and spring. For example, unusually cold or wet spring seasons may delay the growing cycle of various crops for which our fertilizer products are utilized. To overcome weather related effects on fertilizer sales, we are evaluating markets in the southern areas of the United States where growing seasons are longer and, in some cases, year round.

Due to the seasonal nature of GOLD'n GRO fertilizer sales, we must increase our net working capital to a level higher than that of non-seasonal industries. For example, some of our competitors have working capital equal to their annual sales. Consequently, ongoing debt and equity funding will be required for us to grow, even after a profitable level of operations is achieved.

Research, Development, and Technology

The majority of our research and technology is proprietary, which means it has not been patented, but is protected with strict confidentiality agreements and limited access to our research and production facilities. A U.S. patent on the silver separation process was issued in 1987 and is now expired. We made a corporate decision to not patent our research results as the cost of obtaining and defending patents is prohibitive.

We conduct field trials to gather agronomic data and to develop knowledge of how the GOLD'n GRO products work on different crops. This field testing will continue as it is the most effective method for developing the field data needed to support claims of product effectiveness for specific crops. On-going field trials of GOLD’n GRO fertilizer products continue to show significant improvements in crop production and quality. The trials are providing agronomic data that is being used to develop GOLD’n GRO nutrition programs for the crops being tested.

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

A 3 year field trial on Valencia orange trees being carried out with oversight from a major university in southern California was completed in 2004. Two year cumulative results have been analyzed and significant positive results were obtained. Fruit output per tree and fruit quality were both increased.

During 2003, we completed a key phase of the research project to produce formulated glass products. The research has identified three product categories: (1) a glass ceramic mixture that can be used to produce tile and other shapes suitable for glazing and commercial use; (2) glass formulations that can be used as "lead free" low and intermediate temperature glazes for decorative tile and the craft pottery trade; and (3) specialty boro-silicate glass formulations. The next phase of the research will focus on production of small quantities of products for evaluation and market studies and is expected to be completed over the next two to three years.

During 2003 and 2004 we continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. We have concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials.

Environment and Regulation

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

However, once the spent chemistry reaches our facility and has been processed, the generator's hazardous waste liability has been removed. Using our process, virtually all metals, including most of the iron, are removed. The end result leaves us with a non-hazardous "toxic-metal-free" liquid which is legal for use in high quality GOLD’n GRO liquid fertilizers.

While in general our business has benefited substantially from increased governmental regulation of hazardous disposal by private industry, the waste management and recycling industry itself has become subject to extensive, costly and evolving regulation by federal, state and local authorities. We make a continuing effort to anticipate regulatory, political and legal developments that might affect our operations, but may not always be able to do so. We cannot predict the extent to which any legislation or regulation may affect future operations.

In particular, the regulatory process requires firms in our industry to obtain and retain numerous governmental permits to conduct various aspects of their operations, any of which permits may be subject to revocation, modification or denial. We are not in a position at the present time to assess the extent of the impact of such potential changes in governmental policies and attitudes on the permitting process.

For several years we have been studying the various regulatory requirements under RCRA and have been working with state and local environmental officials regarding the extent to which hazardous waste regulations apply to our operations. Through this process, we reached the conclusion that due to use of photochemicals as a beneficial ingredient in our fertilizer products, the photochemicals are not "hazardous waste" as defined in the regulations, and therefore, beneficial materials that are otherwise regulated as hazardous waste, are exempt from most of such regulations. In early 1996 we received concurrence from State of Nevada environmental officials that our photochemical fertilizer process meets the existing RCRA requirements for exemption from all environmental regulation with the exception that certain presently conducted lab analyses of the photochemicals will continue to be required. Certain of our large scale customers presently meet the exemption requirements. Present levels of fertilizer sales utilize all the photochemicals received. Once sales of all the photochemical materials are well established in the fertilizer or other commercial products, all our Nevada customers will be exempt from the regulations, including hazardous material transport/manifest rules. We believe that this exemption applies nationwide. Therefore, we intend to pursue similar concurrence from environmental officials in all applicable states, so that all our customers will be recognized as exempt from the RCRA regulations.

Environmental regulation of photowaste generators has strengthened over the last several years, and that trend is expected to continue. In the past year, heavy metal contamination of fertilizers has become a significant issue in California and other parts of the country. Public concern over this issue is expected to intensify. We believe that the GOLD’n GRO line of fertilizer products is uniquely suited to alleviating this environmental concern and that we are well positioned to meet future environmental needs.

Permits and Inspections

To the best of our knowledge, we have obtained permits from all governmental agencies having jurisdiction, such as the EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. We are not required to obtain federal permits, but are required to have, and have obtained, local permits for our photochemical recycling facility under the provisions of the Federal EPA. Similar permits will be required of all facilities that we may construct. Our recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, our operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to our employees.

MINING TECHNICAL SERVICES

Services offered

Our Mining Technical Services segment offers a wide range of technical services to the mining industry, including management support, mineral project development, ore reserve and material balance reviews, expert assistance in contract dispute or litigation, and mineral economics and cost studies

Operations

Our Mining Technical Services segment accounted for 17% 2004 consolidated revenue. Golden Phoenix Minerals, Inc. produced 75% of this revenue. The client is a junior mining company with three mineral properties in Nevada. WWI provided technical assistance in moving these properties into the development and operating stages. WWI also provided administrative support. The contract with this client expired on March 1, 2005.

The primary source of new business for the Mining Technical Services segment is the reputation of WWI and its key employees. In addition, WWI expands its network of contacts by attending various mining association conventions.

Expansion Plans

In January 1999 WWI initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as our proprietary photochemical recycling process. The project, called Itronics Thiomet, is seeking to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. This project is on hold pending further commercial development of fertilizer sales.

In 2004 a project to establish a subscription based gold industry and gold company Internet publication was begun. The web publication, called "insidemetals.com", provides the customer with gold industry and gold company financial, production, and ore profiles on key gold producing companies. Initially, the companies to be profiled are in the Gold Company sector, which includes gold, silver, platinum, and palladium producers. The profiled companies are publicly traded on the New York and American Stock Exchanges and on NASDAQ. The publication was launched in August 2005 and the target market includes gold company employees, governmental agencies, both domestic and foreign, and individual investors interested in the gold markets. In addition to providing subscription revenue, it is anticipated that the publication will enhance our opportunity to obtain new sources for technical consulting work. This subscription based Internet Information Portal provides an opportunity for relatively unrestricted growth by being available to a diverse global base of potential customers.

Competition

Our consulting services are generally in the area of management support and mineral economics. Management support projects include advice on mineral development strategies, audits of ore reserves and appraisals on mineral properties primarily to mining companies. Our projects tend to be short term, generally less than one year, and are typically sole sourced to us based on the reputation of our president. Other companies that provide similar services include local and regional mineral consulting firms.

Our competition for the Internet Information Portal is other websites that provide gold and other precious metal information to the interested public.

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

ITEM 3. LEGAL PROCEEDINGS.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described below. We are currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded. We are not aware of any additional legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

As of December 31, 2004 total recorded liabilities of $786,471 including accrued interest to December 31, 2004, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $626,372 (reflected in Current Maturities of Capital Lease Obligations) plus $20,260 in additional interest (reflected in Accrued Interest) and three trade payables totaling $131,286 (reflected in Accounts Payable) plus $8,553 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522; the creditors have received judgments in these cases. We will continue to accrue interest until these cases are settled or paid in full.

  We estimate an additional $58,500 interest may be possible on other cases; however, we have not accrued this amount because we do not believe it is likely to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if we are able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event we have not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

We have a total of six cases, that originally sought $325,345, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of December 31, 2004, the recorded liability for these cases was $122,313. Three of the cases are paid current under the settlements agreements and three are delinquent, but no further collection action has been taken by the lenders.

As of December 31, 2004 our subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. These amounts are included Accrued expenses in the Balance Sheet. We engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. We made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. We received notice of intent to levy on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices were dated May 12, 2005. The IRS also filed federal tax liens for the amounts due.

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

During the fourth quarter of 2004, we issued an aggregate of 3,300,000 shares of common stock to eight accredited investors at $0.05 per share for a total of $165,000. In addition, we issued to these investors three year warrants to purchase an aggregate of 1,650,000 shares of common stock at an exercise price of $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

During the fourth quarter of 2004, we issued an aggregate of 7,757,236 shares of common stock to four accredited investors who converted $798,094 in convertible promissory notes, including principal and accrued interest at conversion prices ranging from $0.10 to $0.15 per share.

In October 2004, we issued an aggregate of 250,000 shares of common stock to John W. Whitney, our President, at $0.08 per share for a total of $20,000 upon the exercise of a warrant for cash.

In October 2004, we issued an aggregate of 200,000 shares of common stock valued at $13,700 to Sussex Avenue Partners LLC for professional consulting services performed on our behalf.

In November 2004, we issued an aggregate of 350,000 shares of common stock valued at $24,850 to Ken Weiner for professional consulting services performed on our behalf.

In November 2004, we issued an aggregate of 2,500 shares of common stock valued at $200 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the third quarter of 2004.

In November 2004, we issued an aggregate of 141,515 shares of common stock valued at $11,787 to John W. Whitney, our President, for accrued interest on his unpaid salary. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

In November 2004, we issued an aggregate of 250,000 shares of common stock to John W. Whitney, our President, at $0.08 per share for a total of $20,000 upon the exercise of a warrant for cash.

In 2005 we issued an aggregate of 650,000 shares of common stock to three accredited investors at $0.05 per share for a total of $32,500 received in December 2004. In addition, we issued to these investors three year warrants to purchase an aggregate of 325,000 shares of common stock at an exercise price of $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

In January 2005, we issued an aggregate of 2,400,000 shares of common stock at $0.05 per share to John W. Whitney, our President, for a total of $120,000. Mr. Whitney converted short term loans in December 2004. In addition, in December 2004 we issued to Mr. Whitney warrants to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

In January 2005, we issued an aggregate of 625,000 shares of common stock to John W. Whitney, our President, at $0.08 per share for a total of $50,000 upon the exercise of a warrant. Mr. Whitney exercised the warrant by converting $50,000 in short term loans into common stock in December 2004.

During the year ended December 31, 2004, the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in our issuance of additional options to purchase an aggregate of 745,541 shares of restricted common stock. The options are exercisable at prices ranging from $0.10 to $1.18.

In February 2005, we issued an aggregate of 2,500 shares of common stock valued at $175 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the fourth quarter of 2004.

During the fourth quarter of 2004, the following shares of common stock were earned by the following management employees for accrued interest on their unpaid salaries. The shares are to be issued in 2005. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

John W. Whitney, President            191,864 shares valued at $12,726

Michael C. Horsley, Controller        57,058 shares valued at $3,780

Duane H. Rasmussen, Vice President   133,268 shares valued at $8,835

During the fourth quarter of 2004, an aggregate of 6,352 shares of common stock, valued at $420, was earned by one employee for accrued interest on his unpaid salary. The shares are to be issued in 2005. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller on November 1, 2004 as compensation for services performed on behalf of our company. The options are exercisable at $0.15 per share and expire three years after grant.

Four other employees were granted options to purchase an aggregate of 21,000 shares of common stock November 1, 2004 as compensation for services performed on behalf of our company. The options are exercisable at $0.15 per share and expire in three years from grant.

Unpaid salary due two management employees in the amount of $39,200 is to be paid with an aggregate of 411,111 shares of common stock. These shares were earned as part of the employee savings plan during the period July 1, 2003 through December 31, 2004 and will be issued when sufficient cash is available to pay the required payroll tax withholding. The number of shares are calculated each month for all employees participating in the plan by using the weighted average of the closing bid prices for the respective month. The amounts and related number of shares earned by quarter for each of the employees follows:

Duane H. Rasmussen, Vice President	Amount	Shares
3rd Quarter 2004	$6,000	72,036
4th Quarter 2004	6,000	90,373
	$12,000	162,409
Michael C. Horsley, Controller	Amount	Shares
3rd Quarter 2003	$3,200	18,677
4th Quarter 2003	4,800	32,572
1st Quarter 2004	4,800	26,264
2nd Quarter 2004	4,800	41,263
3rd Quarter 2004	4,800	57,629
4th Quarter 2004	4,800	72,297
	$27,200	248,702

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Itronics Inc. or executive officers of Itronics Inc., and transfer was restricted by Itronics Inc. in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

- discuss our future expectations;

- contain projections of our future results of operations or of     our financial condition; and

     - state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements.

General Overview

We are the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers and silver bullion.

We are a process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated multinutrient liquid fertilizer products sold under the trademark GOLD’n GRO, animal repellent/fertilizer products to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide process planning and technical services to the mining industry.

Our fertilizer is sold primarily through Western Farm Service, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. (a NYSE company). Our distribution agreement with WFS gives them exclusive rights to sell our fertilizer products in Arizona, California, Hawaii, Idaho, Oregon, and Washington, which represented 97% of our fertilizer sales in 2004 and 93% of our sales in 2003. This agreement is discussed in more detail in the Business section. Our plans to increase GOLD’n GRO fertilizer sales, including plans to expand the product line, expand to more geographical regions in the U.S., enter new market segments, and add new distributors, are also discussed in more detail in the Business section.

We obtain a significant portion of our raw materials to manufacture fertilizer from used photoliquids. A byproduct of our fertilizer manufacturing process is silver. We sell three types of silver: silver bullion, 5 troy ounce 99.9% pure Silver Nevada Miner numismatic bars, and recycled film containing silver. Our processed silver bullion is sold to a commercial refiner under standard industry terms, which include pricing the silver based on published market quotes and applicable service fees. The Silver Nevada Miner bars sell to the consumer collectibles market. Recycled film is primarily X-ray film from hospitals that we sort and sell to a commercial film recycler; we are paid based on the value of contained silver, 45 to 60 days after shipment.

Our fertilizer manufacturing process uses several commodities. We separate silver from photochemicals, then we add zinc and other raw materials to the demetallized liquid to make our fertilizer formulations. Prices for fertilizer raw materials are generally increasing over time. We maintain limited quantities of these commodities and purchase them on a just in time basis. When prices of these commodities rise, we pass this cost on to our customers, so commodity price fluctuations have not had a significant impact on our results of operations.

The majority of our raw material inventory is comprised of silver in photochemical solutions. The table below indicates that silver prices were relatively stable in 2001 to 2003, then rose dramatically in 2004 and 2005. We regularly compare our weighted average cost of silver per ounce to current market prices; historically we have not had impairment losses. The average London spot price of silver is shown as follows:

                                 Year            6 mos June 30,

Year                      2001   2002  2003  2004        2005

Silver                   $4.36 $4.60 $4.88 $6.67      $7.06

We also provide consulting services to the mining industry. To supplement this business line, we recently launched an internet website which we plan to maintain with existing professional staff. Our plans with regard to the website are discussed more fully in the Growth Plan and Implementation section below.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

Our critical accounting policies are those that affect our financial statements materially and involve a significant level of judgment by management.

Revenue Recognition.

We operate two divisions: Photochemical Fertilizer and Technical Services. Within the fertilizer division, revenue is derived from three sources (1) sales of fertilizer, (2) photochemical recycling including pick up and transportation of photochemical waste and sales of Photochemical Silver Concentrators, and (3) sales of silver. Revenue from the sale of fertilizer, Photochemical Silver Concentrators, and silver is recognized in income when the goods are shipped. Returns since inception have been nominal; therefore, the Company has not established a returns allowance. Photochemical recycling fees are recognized in income after the used photochemical solution is removed from our customer sites and transported to our manufacturing facility.

Within the technical services division, revenue is derived from consulting services. Revenue is recognized in income as services are rendered. When the Company is responsible for subcontractor services and related expenses, such pass-through costs are included in both revenue and cost of revenues. Markups, if any, are included in revenues.

Inventory.

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method. Because a large part of our inventory is silver contained in used photochemical solution and the market value of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver in solution inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying value, then we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations.

Recent Accounting Pronouncements

On December 16, 2004 the FASB issued SFAS No. 123R, "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board, or APB, Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires such transactions be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005, December 15, 2005 for small business issuers. In addition, this statement will apply to unvested options granted prior to the effective date. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

   In November 2004, the FASB issued SFAS No. 151, "Inventory Costs: an amendment of ARB No. 43, Chapter 4," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the provisions of SFAS No. 151, when applied, will have a material impact on our financial position or results of operations."

Results of Operations

The primary factors affecting our revenue fluctuation between periods in fertilizer sales are seasonality and weather conditions. Sales are greater during the growing season, and are adversely affected by inclement weather. Additionally, we have experienced varying lengths of time for acceptance in the market of our new fertilizer products; farmers are inherently very slow to accept new products so market penetration time can be lengthy. Our short history in the fertilizer market demonstrates new products, if successful, obtain meaningful sales typically between two and four years after product launch.

The primary factor affecting the revenue fluctuation between periods in photochemical recycling revenue is our desire to acquire this material for use in fertilizer production and our ability to store this material until it is needed.

The primary factor affecting the revenue fluctuation between periods in sales of silver bullion is our dependence on the timing of processing used photochemical wastes, which is primarily dependent on fertilizer manufacturing and related sales.

Comparison of the Year Ended December 31, 2004 with the Year Ended December 31, 2003

We reported consolidated revenues of $1,720,049 for the year ended December 31, 2004, compared to $1,268,787 for the prior year, an increase of 36%. Revenues for the Photochemical Fertilizer segment increased by $486,016, or 52%. Revenues from the Mining Technical Services segment declined $34,754, or 10%. We reported a gross profit of $32,296 for the year ended December 31, 2004, compared to a gross loss of $159,853 for the year ended December 31, 2003, an improvement of $192,149. The consolidated net loss for 2004 was $2,839,872 or $0.020 per share compared to a 2003 loss of $2,752,291 or $0.026 per share.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

	Year Ended December 31,
	2004	2003
Revenue
Fertilizer	$ 1,019,789	$ 554,320
Photochemical recycling	$ 301,609	$ 327,306
Silver	$ 101,531	$ 55,287
Total Segment Revenue	$ 1,422,929	$ 936,913
Gross profit (loss)	$ (34,687)	$ (182,918)
Operating income (loss)	$(2,024,481)	$(1,834,621)
Net income (loss) before taxes	$(2,626,694)	$(2,849,442)

Revenues for the Photochemical Fertilizer segment totaled $1,422,900 in 2004, compared to $936,900 in 2003, an increase of $486,000, or 52%.

Fertilizer sales were $1,019,800 (1,829 tons) and $554,300 (944 tons) for 2004 and 2003, respectively. This represents an increase of 84% in dollars and 94% in tonnage. Our fertilizer product sales are presently grouped into two primary categories, Chelated Liquid

Micro-nutrients and Chelated Liquid Multi-nutrients. The Micro-nutrient category includes five products, which includes the two zinc products, GOLD’n GRO 9-0-1+7% Zinc and GOLD’n GRO 9-0-2+3% Zinc. These zinc products were introduced in 2001 and 2004, respectively. The Multi-nutrient category has a total of six products, which includes the GOLD’n GRO 4-0-9+6.6% Sulphur Base Liquid, which was introduced in 2003. Sales of Micro-nutrients were $873,600 (1,399 tons) and $474,500 (808 tons) for 2004 and 2003, respectively, an increase of 84% in dollars and 73% in tonnage. Sales of the Multi-nutrients were $125,700 (430 tons) and $47,800 (136 tons) for 2004 and 2003, respectively, an increase of 163% in dollars and an increase of 216% in tonnage. The dollar and tonnage increases are primarily attributable to increased bulk sales of the GOLD’n GRO 9-0-1+7% Zinc, but meaningful sales were also achieved with the GOLD’n GRO 9-0-2+3% Zinc and the GOLD’n GRO 4-0-9+6.6% Sulphur. Sales tonnage rose faster than sales dollars in spite of a modest price increase in the second quarter of 2004 because of the increase in tonnage of the Chelated Liquid Multi-nutrients which sell at lower prices. The overall increase in sales tonnage is primarily due to the acceptance of our products by more of WFS’ retail branches due to successful field results over the past three years, and to a lesser extent on the introduction of the two new products.

Photochemical recycling revenue was $301,600 and $327,300 in 2004 and 2003, respectively, a decrease of 8%. The recycling service fee portion of this revenue category increased $46,200. The increase is attributable to the rapid growth of Shutterfly, Inc., a digital imaging and processing company. This increase was offset by a reduction in sales of Photochemical Silver Concentrators. In 2004 we sold one Concentrator for $20,000 compared to two sold in 2003 for a total of $91,900. Photochemical Silver Concentrators have widely varying prices, depending on the needs of the customer. Consequently, sales volumes and amounts are not consistent from period to period.

In December 2004, photochemical recycling services provided to Shutterfly, Inc. were discontinued by mutual agreement; the photochemical volume from this customer had been growing so rapidly that the supply was exceeding our need for the chemicals in fertilizer manufacturing, resulting in storage costs and plant inefficiencies. Shutterfly accounted for $201,300 or 59% of 2004 photochemical recycling revenue. In the near term, this will result in reduced photochemical recycling revenue.

We previously developed statistical information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 200 million gallons of liquid fertilizer products, or about 1 million tons, so we believe the raw material is available in the market to meet future manufacturing needs. We estimate that current supplies of photochemical raw material in storage, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs for the next twelve to eighteen months, depending on fertilizer sales volumes.

We are in contact with both small and large photochemical generators, and are actively marketing Photochemical Silver Concentrators. The concentrators allow us to receive the raw materials needed to manufacture our fertilizer in much smaller volume, resulting in a higher content of chemicals desirable for fertilizer manufacturing, reducing the storage problems we were facing. The Photochemical Silver Concentrators are manufactured under contract by a third party to meet the specifications of each customer. Concentrators typically sell for $20,000 to

$200,000, so part of the loss in photochemical recycling service revenues is expected to be offset by growth in Photochemical Silver Concentrator sales in future years.

During the first quarter of 2005 we received an order for two Concentrators and requests for proposal from several other potential customers that could lead to more than $500,000 in sales of the Photochemical Silver Concentrators. This marks the beginning of a shift in market focus from obtaining the majority of photochemical raw materials by picking up the materials by truck directly from the customer’s location to obtaining the majority of our photochemical raw materials by receiving concentrated material through the interstate commercial trucking system.

Silver revenue was $101,500 and $55,300 for 2004 and 2003, respectively, an increase of $46,200, or 84%. Of this increase, $18,500 was from the sale of Silver Nevada Miner silver bars and $16,700 was from the sale of silver in recycled film.

Combined cost of sales and operating expenses for the segment amounted to $3,447,400 in 2004, compared to $2,771,500 in 2003, a 24% increase. Cost of sales increased approximately $337,800 due primarily to a $265,400 increase in direct material costs related to increased sales and $61,000 in payroll and related costs. The changes in revenues and cost of sales resulted in a gross loss of $34,700 in 2004, compared to $182,900 in 2003, an improvement of $148,200. Operating costs increased $338,100 due primarily to increases of $228,800 in sales and marketing and $60,000 in general and administrative costs. Sales and marketing increased due to a combination of the addition of a fertilizer sales representative in early 2004 and increased corporate marketing. General and administrative expenses increased due to a $98,000 prior year credit for expired options.

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

Mining technical services revenue totaled $297,100 for 2004 compared to $331,900 for 2003, a decrease of 10%. Included in these revenue figures are pass-through expenses of $108,300 and $118,700 for 2004 and 2003, respectively. Excluding these amounts, revenues amounted to

$188,900 and $213,100 for 2004 and 2003, respectively, a decrease of 11%. The number of clients we serve and the amount of work needed by those clients varies from period to period.

On March 1, 2005 the technical services contract with Golden Phoenix Minerals, Inc. expired and was not renewed. Excluding pass through revenue, revenue from this client was $124,300 for 2004 and $15,000 for the two months ended February 2005. In response, in May 2005 we closed the satellite office for technical services and reduced staff the equivalent of approximately three people.

Combined cost of sales and operating expenses totaled $679,300 for 2004 compared to $691,200 for 2003, a nominal decrease. Included in these operating expense figures are pass-through expenses of $108,300 and $118,700 for 2004 and 2003, respectively. Excluding these amounts, combined cost of sales and operating expenses amounted to $571,000 and $572,500 for 2004 and 2003, respectively, a nominal decrease. Included in operating expense is $74,200 in research and development costs that were not incurred in the prior year. This expense is related to the development of the insidemetals.com website. The majority of this expense is an allocation of personnel costs, which was offset by an $81,000 decrease in payroll and related costs that are included in cost of sales expenses.

The above changes in revenues and operating expenses resulted in a segment operating loss of $382,100 for 2004, compared to $359,300 for 2003, an increased operating loss of $22,800 or 6%.

Other income (expense) decreased to $169,000 for 2004, compared to $456,500 in 2003, a decline of $287,500. The decline is due to decreased gain on sale of GPXM shares and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $213,200 for 2004, compared to a net income of $97,200 for 2003, a decrease of $310,300.

Changes in Financial Condition; Capitalization

Cash amounted to $5,200 as of December 31, 2004 compared to $34,500 as of December 31, 2003. Net cash used by operations was $1,417,900 in 2004 compared to $1,626,500 in 2003. Operating resources utilized to finance the 2004 loss of $2,839,900 include approximately $681,900 in expenses paid with our common stock. Cash amounting to approximately $56,800 was invested in property and equipment in 2004, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock and other marketable securities provided $356,100 in cash from investing activities. Financing sources of cash in 2004 were $843,500 in proceeds from the private placement of restricted common stock, $235,000 from the exercise of warrants, and $150,000 from short term loans from an officer/stockholder.

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

We are actively selling our GPXM shares to assist with our working capital needs. Our investment in GPXM stock decreased to a total value of $26,200 at December 31, 2004, all of which is classified in current assets.

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

The above discussion and the discussion of various legal proceedings elsewhere in this prospectus does not succinctly summarize the progress that we have made in implementing our business plan and improving our financial condition over the last several years. However, there has been significant progress. First, in 2004 fertilizer sales exceeded $1 million for the first time, compared to sales in the $500,000 range for each of the two previous years. This resulted in a gross loss for the photochemical fertilizer segment of $34,700, which was a $148,200 improvement over 2003 and a $217,100 improvement over 2002. This demonstrates one of the fundamental concepts in the business plan, that a large part of our operating cost structure is fixed or semi-fixed, which means that as sales rise, many of the costs will not rise proportionally, resulting in gross profits that will contribute to paying general overhead costs. This improvement in the photochemical fertilizer segment, combined with a gross profit from the technical services segment, resulted in an overall gross profit for the year, which is the first time that this was accomplished since before the move to the Stead manufacturing facility in 2000.

Addressing our financial condition, improvements have been made there as well. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $2,564,300 at December 31, 2004, an improvement of $2,023,600. This has been achieved by the conversion of approximately $3.4 million in convertible notes and accrued interest into common stock. One significant area of difficulty for us has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $807,700 at December 31, 2004, a reduction of $386,200. This includes the write off five leases as debt forgiveness income in 2004 of $187,800. We expect to make further meaningful progress expanding sales and reducing debt in 2005.

ITEM 7. FINANCIAL STATEMENTS

The response to this Item is submitted under Item 13.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On November 7, 2003 Kafoury, Armstrong & Co. ("Kafoury") resigned as our independent auditors because Kafoury had not registered with the Public Company Accounting Oversight Board (PCAOB) and was discontinuing its SEC practice.

For each of the two fiscal years prior to Kafoury’s resignation, the certifying accountant’s report on our financial statements was modified as to an uncertainty. The uncertainty in each of the two years was a substantial doubt about our ability to continue as a going concern.

During the two fiscal years ended December 31, 2002 and subsequent interim periods through November 7, 2003, there have been no disagreements between us and Kafoury regarding accounting principles or practices, financial statement disclosure, or auditing scope or procedures and Kafoury has not advised us of any of the matters identified in paragraph (a)(1)(v) of Item 304 of Regulation S-K.

On November 7, 2003 we appointed Cacciamatta Accountancy Corporation ("Cacciamatta") of Irvine, California as our independent registered public accounting firm. During the two fiscal years ended December 31, 2002 and through November 7, 2003, we have not consulted Cacciamatta with respect to either (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (b) any matter that was either subject of a disagreement (as defined in paragraph 304(a)(1)(iv) or a reportable event (as described in paragraph 304(a)(1)(v) of Item 304 of Regulation S-K).

To our knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

ITEM 8A CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting."

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

Howland S. Green

Mr. Green was appointed as our director and as the Northeast Manager of GOLD’n GRO Sales in April 2005. He received a B.Sc. degree in plant science and landscape architecture from the University of Rhode Island in 1981. He founded the Holly Ridge Nursery in Kingston, Rhode Island in 1989 and was its owner and President until the business was sold in September 2005. He is the concept creator and a founder of the North American Deer Management Network. Mr. Green researched and developed the Mirrepel and subsequently co-developed the GOLD’n GRO Guardian systemic deer and rabbit repellents. Through his ownership of the Holly Ridge Nursery he has gained extensive knowledge of the landscape construction and maintenance and wholesale and retail nursery markets. He has also served as consultant to "Ask This Old House".

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

(1) In addition to the above, Dr Whitney acquired a total of 1,200,000 non- compensatory three year warrants by converting $120,000 of short term loans into the then existing private placement. All transactions were under the same terms and conditions as for other investors in current private placements and consequently the warrants are treated as non-compensatory.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from an officer/stockholder totaled $161,525 and $248,168 at December 31, 2004 and 2003, respectively.

$389,127 and $218,185 of the accrued management salaries as of December 31, 2004 and 2003, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $523,800 and $515,100 for 2004 and 2003, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in our common stock. The number of shares to be issued are 6,488,021 and 6,220,624 for 2004 and 2003, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest accrued at 12% per annum on salaries due officer and employee/stockholders amounted to $97,869 and $113,233, respectively, in 2004 and 2003. Of these amounts, $94,299 and $109,290 for 2004 and 2003, respectively, were paid (or will be paid) by issuance of 990,187 and 808,092 shares of restricted common stock.

Interest expense on related party loans amounted to $31,041 and $33,706 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on related party loans totaled $6,307 and $42,876 at December 31, 2004 and 2003, respectively.

After approval from our Board of Directors, in March 1999 our subsidiary, WWI, agreed to provide technical services to Golden Phoenix Minerals, Inc. (GPXM), a junior mine exploration and development company whose common shares trade on the OTC Bulletin Board. Services were billed monthly and WWI received a combination of GPXM common stock, SEC Rule 144 restricted common stock, and cash. The consulting agreement expired on March 1, 2005 and WWI no longer provides services to GPXM.

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

During 2004 Dr. Whitney loaned WWI 103,765 shares of GPXM stock at a value of $28,276 The loaned shares were sold by WWI for $25,097, for a realized loss of $3,179. The loan was repaid in 2004 by conversion into the Company’s restricted common stock when Dr. Whitney exercised warrants he acquired in 2003. During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of GPXM stock at a value of $105,000. The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. In 2002, WWI repaid 416,463 of the GPXM shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. During 2003 the remaining balance of the loan and accrued interest was paid by a combination of 87,283 GPXM shares, 250,000 shares of other marketable securities, and 150,461 of our restricted common shares. The portion of the loan paid in our shares was converted into the $0.08 per share Private Placement under the same terms and conditions as other investors, including an equal number of three year warrants. WWI realized a net gain of $19,369 on the transaction.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Itronics Inc.

We have audited the accompanying consolidated balance sheet of Itronics Inc. (a Texas corporation) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

/S/ Cacciamatta Accountancy Corporation

Irvine, California

May 19, 2005

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$ 5,180	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700;
2003, $5,700	188,805	96,384
Marketable securities, available for sale	26,180	413,240
Inventories	571,704	425,525
Prepaid expenses	142,509	53,073
Current portion of deferred loan fees	14,152	40,773
Total Current Assets	948,530	1,063,494

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	121,171	102,203
Equipment and furniture	3,080,430	2,850,932
Vehicles	220,700	220,700
	4,804,616	4,556,150
Less: Accumulated depreciation and amortization	1,670,668	1,383,307
	3,133,948	3,172,843
OTHER ASSETS
Intangibles less accumulated amortization 2004, $26,011;
2003, $25,963	8,435	8,483
Marketable securities, available for sale	-	120,000
Deferred loan fees, less current portion, less accumulated
amortization 2004, $203,288; 2003, $162,056	34,502	49,113
Deposits	22,525	26,575
	65,462	204,171
	$4,147,940	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2004	2003
CURRENT LIABILITIES
Accounts payable	$ 609,795	$ 517,989
Accrued management salaries	389,127	218,185
Accrued expenses	398,731	213,295
Insurance contracts payable	15,048	9,458
Interest payable on stockholder advances	6,307	42,876
Interest payable	204,909	174,728
Current maturities of long-term debt	522,845	537,031
Current maturities of capital lease obligations	807,746	994,456
Current maturities of advances from stockholders	161,525	248,168
Current maturities of capital lease due stockholder	5,420	4,869
Current maturities of convertible notes and accrued interest	1,020,946	1,686,286
Other	21,429	27,056
Total Current Liabilities	4,163,828	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	97,022	123,059
Convertible promissory notes	1,517,000	2,376,100
Accrued interest, convertible notes	925,216	879,126
Capital lease obligations, less current maturities	-	75,391
Capital lease due stockholder, less current maturities	9,144	14,117
Total Long-Term Liabilities	2,548,382	3,467,793
Commitments and Contingencies	-	-
	6,712,210	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2004, 164,863,938; 2003, 122,373,953	164,864	122,374
Additional paid-in capital	19,438,213	15,234,212
Accumulated deficit	(22,944,959)	(20,105,087)
Common stock to be issued	786,426	672,255
Accumulated other comprehensive income	(9,568)	374,346
Common stock options outstanding, net	754	218
	(2,564,270)	(3,701,682)
	$4,147,940	$4,440,508

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Photochemical fertilizer	$1,422,929	$ 936,913
Mining technical services	297,120	331,874
Total Revenues	1,720,049	1,268,787

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	1,457,616	1,119,831
Mining technical services	230,137	308,809
Total Cost of Revenues	1,687,753	1,428,640
Gross Profit (Loss)	32,296	(159,853)

OPERATING EXPENSES
Depreciation and amortization	325,404	336,738
Research and development	165,083	69,353
Sales and marketing	971,988	739,043
Delivery and warehousing	78,565	47,211
General and administrative	897,882	841,747
	2,438,922	2,034,092
Operating (Loss)	(2,406,626)	(2,193,945)

OTHER INCOME (EXPENSE)
Interest	(790,027)	(965,071)
Gain on sale of investments	168,937	449,606
Other	187,844	(42,881)
Total Other Income (Expense)	(433,246)	(558,346)
(Loss) before provision for income tax	(2,839,872)	(2,752,291)
Provision for income tax	-	-
Net Income(Loss)	(2,839,872)	(2,752,291)
Other comprehensive income
Unrealized gains on securities	(383,914)	132,693
Comprehensive Income (Loss)	$(3,223,786)	$(2,619,598)

Weighted average number of shares outstanding,
basic and diluted	141,941,235	103,994,400
Earnings (Loss) per share, basic and diluted	$(0.020)	$ (0.026)

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

The accompanying notes are an integral part of these financial statements

ITRONICS INC, AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
	2004	2003
Cash flows from operating activities
Net income (loss)	$(2,839,872)	$(2,752,291)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	325,404	336,738
Interest on convertible notes	483,868	606,754
Marketable securities received for services	(35,748)	(53,050)
Gains on investments	(168,937)	(449,604)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(166,993)	(97,389)
Gain on debt forgiveness	(187,814)	-
Other	-	20,395
Stock option compensation	536	(108,955)
Expenses paid with issuance of common stock:
Interest expense	94,299	109,362
Consulting expenses	281,643	225,976
Directors fees	3,450	4,125
Salaries	297,536	448,624
Operating expenses	5,000	76,492
(Increase) decrease in:
Trade accounts receivable	(92,421)	(8,160)
Inventories	20,814	9,017
Prepaid expenses, deposits and other	14,896	(20,415)
Increase (decrease) in:
Accounts payable	105,762	(12,593)
Accrued management salaries	170,942	39,157
Accrued expenses and contracts payable	269,785	(720)
Net cash used by operating activities	(1,417,850)	(1,626,537)

Cash flows from investing activities:
Acquisition of property and equipment	(56,756)	(47,837)
Acquisition of investments	-	(9,000)
Sale of investments	356,107	786,381
Net cash provided (used) by investing activities	299,351	729,544

Cash flows from financing activities:
Proceeds from sale of stock	1,080,501	1,008,870
Proceeds from stockholders/short-term debt	150,000	-
Account receivable factoring, net	13,224	38,005
Payments on debt	(154,545)	(172,584)
Net cash provided by financing activities	1,089,180	874,291
Net increase (decrease) in cash	(29,319)	(22,702)
Cash, beginning of year	34,499	57,201
Cash, end of year	$ 5,180	$ 34,499

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Revenue recognition:

The Company manufactures fertilizer from used photochemical solutions. Revenues are generated in three distinct areas: (1)fees associated with removing used photochemical solutions from customer sites and sales of photochemical concentrators, (2)sales of fertilizer and (3)sales of silver. Fertilizer and silver sales are recognized when goods are shipped to our customers. Returns and allowances have been nominal. Service fees from photochemical recycling are recorded after the photochemical solutions have been picked up and transported from our customers to our manufacturing facility.

The Company provides consulting services to various entities in the mining industry. Revenue is recognized as services are delivered. When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of sales for the year ended December 31, 2004 and 2003 were $108,254 and $118,735, respectively.

Cash and Cash Equivalents:

At present, cash includes only deposits in checking and money market accounts and does not include any cash equivalents.

Accounts Receivable Allowance Account:

The Company uses the allowance method to account for uncollectible accounts receivable.

Marketable Securities:

The Company maintains investments in marketable securities, received as payment from one technical services customer. All of these equity securities are available for sale and are recorded at the lower of cost or fair value. The change in fair value is recorded as an unrealized gain or loss in other comprehensive income. Upon sale of the security, the company recognizes a realized gain or loss, based on specific identification of security sold. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Inventories:

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method and consists primarily of unprocessed silver bearing photochemicals, fertilizer raw materials and saleable fertilizer. Because a large part of our inventory is silver contained in used photochemical solution and the market value of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver in solution inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

value, then we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations. The raw material balances below include $396,614 and $233,908 in unprocessed silver bearing photochemicals as of December 31, 2004 and 2003, respectively.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2004 and 2003:

	2004	2003
Finished goods	$ 63,615	$ 60,553
Work in progress	-	15,150
Raw materials	508,089	349,822
	$571,704	$425,525

Accounts Receivable and Inventory Factoring:

The Company factors some of its receivables and inventory. A liability is recorded when cash is received; interest is recorded over the period the liability is outstanding. The liability and accrued interest is repaid within a day or two of when the Company is paid by the customer.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Research and Development:

Wages, benefits, rent, and other costs, including web site development costs are expensed as incurred as research and development in accordance with SFAS 7 Accounting for Research and Development Costs, and EITF 00-2 Accounting for Web Site Development Costs.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Stock Based Compensation:

The Company issues stock to its employees, directors and consultants pursuant to various Stock Option and Purchase Plans. The Company accounts for options granted to employees and directors under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Accordingly, no compensation expense is recognized. In accordance with Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock Based Compensation and SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company discloses the additional compensation expense that would have been recorded had the Company elected to account for stock options under SFAS 123. The Company accounts for options granted to people other than employees and directors under SFAS 123.  The Company accounts for options granted to people other than employees and directors under SFAS 123 and EITF 98-16, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.  As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting term.

Asset Impairment:

The Company monitors conditions that may affect the carrying value of its long-lived and intangible assets when events and circumstances indicate that the carrying value of the assets may be impaired.  The Company determines impairment based on the asset’s ability to generate cash flow greater than the carrying value of the asset.  If projected undiscounted cash flows are less than the carrying value of the asset, the asset is adjusted to its fair value.

Non-monetary Transactions:

  The Company periodically enters into non-monetary transactions.  These transactions are recorded based on the fair value of the asset, goods or services received or surrendered, whichever is more clearly evident and at such time as the earnings process is complete.  When material non-monetary transactions occur, the Company discloses the transaction and basis for valuing the transaction in the period the transaction occurs.

Contingencies:

From time to time, the Company may become party to claims against it. Management evaluates these claims as they arise. Potential costs that arise are disclosed when management believes a loss is more likely than not. A liability is recorded when management estimates a loss is probable.

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

During 2003 the holders of the 2000 Series Convertible Promissory Notes were offered to extend the notes for three years in exchange for an increased interest rate to 12% and a reduction in conversion price to $0.125 per share, an amount above the trading price of our stock. As of December 31, 2004 all but $80,000 of the notes and $44,475 of the accrued interest were extended. The un-extended notes and accrued interest are in default, but no action has been taken by the note holders.

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

Of the above salary amounts for December 31, 2004 and 2003, $519,200 and $488,000, respectively, is for compensation to three officer/stockholders that they have agreed to accept in our common stock. The related shares, totaling 6,000,000 common shares at December 31, 2004, remain unissued to preserve cash that would otherwise go to pay payroll taxes. Of the $488,000 as of December 31, 2003, $133,200 was expensed in 2003 and included in Expenses Paid with Issuance of Common Stock on the Statement of Cash Flows for that year, $162,250 was a conversion of prior year salaries and is included in Settlement of Accruals by Issuance of Common Stock in the supplemental disclosures of cash flow information in 2003, and $192,550 was salary accepted in stock in years prior to 2003 and is not reflected in the Statements of Cash Flows for 2003 or 2004. All of the remainder of the expense items listed above were expensed in the period indicated and are included in the appropriate category under Expenses Paid with Common Stock in the Statements of Cash Flows for the respective periods.

The Payment of debt amounts listed above, $170,000 and $12,037 for December 31, 2004 and 2003, respectively, reflect the conversion into common stock of loans made to the Company by an officer/stockholder. These amounts are included in the Supplemental Disclosure of Cash Flow Information under the heading Settlement of debt/accruals by issuance of common stock. The Private placement for cash amounts, $32,500 and $60,000 for December 31, 2004 and 2003, respectively, were cash received shortly before year end, with the stock issued

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

in the following period. These amounts are included in Cash flows from financing activities under Proceeds from sale of stock in the year received.

NOTE 8 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2004	2003

Accrued vacation	$ 85,587	$70,339
Federal and state payroll taxes	219,899	33,366
Sales tax	245	16,590
Audit and annual meeting costs	93,000	93,000
	$398,731	$213,295

NOTE 9 – Other Comprehensive Income

The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had an Accumulated Unrealized Holding Loss of $9,568 at December 31, 2004, and an Unrealized Holding Gain of $374,346 at December 31, 2003. The Company realized gross gains of $172,116 and gross losses of $3,179 on gross proceeds of $356,107 during the twelve months ended December 31, 2004. No losses were reclassified out of accumulated other comprehensive income into earnings during 2004. The Company realized gross gains of $468,735 and gross losses of $19,131 on gross proceeds of $786,381 during the twelve months ended December 31, 2003. Gains of $256,387 and losses of $28,791 were reclassified out of accumulated other comprehensive income into earnings during 2003. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2004	2003

Unrealized holding gains (losses)
arising during the period	$9,109	$360,289
Reclassification adjustment	(393,023)	(227,596)
Other Comprehensive Income	$(383,914)	$132,693

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

Interest expense on related party loans amounted to $31,041 and $33,706 for the years ended December 31, 2004 and 2003, respectively. Accrued interest on related party loans totaled $6,307 and $42,876 at December 31, 2004 and 2003, respectively.

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

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

	2004	2003
Revenues
Photochemical Fertilizer	$1,422,929	$ 936,913
Mining Technical Services	297,120	331,874
Consolidated Revenues	$1,720,049	$1,268,787

Cost of Revenues
Photochemical Fertilizer	$1,457,616	$1,119,831
Mining Technical Services	230,137	308,809
Consolidated Cost of Revenues	$1,687,753	$1,428,640

Gross Profit (Loss)
Photochemical Fertilizer	$(34,687)	$(182,918)
Mining Technical Services	66,983	23,065
Consolidated Gross Profit (Loss)	$ 32,296	$(159,853)

Operating Income (Loss)
Photochemical Fertilizer	$(2,024,481)	$(1,834,621)
Mining Technical Services	(382,145)	(359,324)
Consolidated Operating Income (Loss)	$(2,406,626)	$(2,193,945)
Other Income (Expense)
Photochemical Fertilizer	$(602,213)	$(1,014,821)
Mining Technical Services	168,967	456,475
Consolidated Other Income (Expense)	$(433,246)	$(558,346)

Net Income (Loss)
Photochemical Fertilizer	$(2,626,694)	$(2,849,442)
Mining Technical Services	(213,178)	97,151
Consolidated Net Income (Loss) before taxes	$(2,839,872)	$(2,752,291)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Other segment information:	2004	2003
Capital expenditures by business segment:
Photochemical Fertilizer	$243,989	$46,419
Mining Technical Services	4,477	32,426
Consolidated Capital Expenditures	$248,466	$78,845

Depreciation and amortization expense by business segment:
Photochemical Fertilizer
Depreciation	$173,555	$175,568
Amortization	119,324	120,952
	292,879	296,520
Mining Technical Services
Depreciation	16,462	19,188
Amortization	16,064	21,030
	32,525	40,218
Consolidated Depreciation and Amortization	$325,404	$336,738

General and administrative expenses of $153,887 and $179,761 incurred by Itronics Inc. were equally divided between the two segments for 2004 and 2003, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2004		2003
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 4,370	$ 420	$ 6,249	$ 25,753
Accounts receivable, net	73,339	115,466	71,197	25,187
Marketable securities	-	26,180	-	413,240
Inventories	569,878	1,826	423,699	1,826
Deferred loan fees, current	14,152	-	36,234	4,539
Prepaid expenses	23,015	13,711	39,371	3,049
	684,754	157,603	576,750	473,594
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,026,356	-	1,058,798	-
Construction in progress,
manufacturing facility	121,171	-	102,203	-
Equipment	1,620,692	107,123	1,563,729	159,657
Vehicles	27,530	15,219	51,317	19,567
	3,010,749	122,342	2,991,047	179,224

Other Assets, net
Patents, trademarks, and other	8,435	-	8,483	-
Marketable securities	-	-	-	120,000
Inter-company investments/loans	-	1,234,257	-	1,782,550
Deposits	9,760	12,567	11,180	15,197
Deferred loan fees	34,502	-	49,113	-
	52,697	1,246,824	68,776	1,917,747
	$3,748,200	$1,526,769	$ 3,636,573	$2,570,565

Reconciliation of segment assets to consolidated assets:
	2004	2003

Total Assets:
Photochemical Fertilizer	$3,748,200	$ 3,636,573
Mining Technical Services	1,526,769	2,570,565
Total Segment Assets	5,274,969	6,207,138
Itronics Inc. assets	22,504,867	20,587,504
Less: inter-company elimination	(23,631,896)	(22,354,134)
Consolidated Assets	$4,147,940	$ 4,440,508

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

NOTE 15 – Legal Proceedings

The Company may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described below. The Company is currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded. The Company is not aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

As of December 31, 2004 total recorded liabilities of $786,471 including accrued interest to December 31, 2004, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $626,372 (reflected in Current Maturities of Capital Lease Obligations) plus $20,260 in additional interest (reflected in Accrued Interest) and three trade payables totaling $131,286 (reflected in Accounts Payable) plus $8,553 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522; the creditors have received judgments in these cases. The Company will continue to accrue interest until these cases are settled or paid in full.

  The Company estimates an additional $58,500 interest may be possible on other cases; however, the Company has not accrued this amount because it does not believe it is likely to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if the Company is able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event the Company has not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

The Company has a total of six cases, that originally sought $325,345, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of December 31, 2004, the recorded liability for these cases was $122,313. Three of the cases are paid current under the settlements agreements and three are delinquent, but no further collection action has been taken by the lenders.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

As of December 31, 2004 our subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. These amounts are included Accrued expenses in the Balance Sheet. The Company engaged a consultant to assist in working with the IRS to formulate a payment plan. A plan was negotiated to pay specified portions of the liability on or before January 31, 2005 and on the fifteenth of each month beginning March 15, 2005 until paid off on May 15, 2005. The Company made the required payments in January and March 2005, and paid a total of $115,586, but did not make the subsequent payments as they became due. The Company received notice of intent to levy on the subsidiaries IMI and ICI for a total amount due of $93,273. The notices were dated May 12, 2005. The IRS also filed federal tax liens for the amounts due.

Successful settlement of the above claims is dependent on future financing.

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

                                             ITRONICS INC.

Date: November 8, 2005                       By: /S/ JOHN W. WHITNEY

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

Date: November 8, 2005                       By: /S/ JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive and Financial

                                                Officer)

Date: November 8, 2005                       By: /S/ MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)

Date: November 8, 2005                       By: /S/ PAUL H. DURCKEL

                                                Paul H. Durckel

                                                Director

Date: November 8, 2005                        By: /S/ HOWLAND S. GREEN

                                                Howland S. Green

                                                Director