Form 10QSB/A
period 2005-03-31
ITRONICS INC
filed 2005-11-10
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB/A

AMENDEMENT NO. 1

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

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2005
and December 31, 2004	4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis or Plan of
Operation	14

Item 3. Controls and Procedures	24

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Changes in Securities and Use of Proceeds	25

Item 3 Defaults upon Senior Securities	27

Item 6. Exhibits and Reports on Form 8-K	28

Certifications	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	312,723	188,805
Marketable securities, available for sale	11,901	26,180
Inventories	557,582	571,704
Prepaid expenses	226,389	142,509
Current portion of deferred loan fees	14,752	14,152
Total Current Assets	1,123,347	948,530

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	130,071	121,171
Equipment and furniture	3,080,430	3,080,430
Vehicles	220,700	220,700
	4,813,516	4,804,616
Less: Accumulated depreciation and amortization	1,732,411	1,670,668
	3,081,105	3,133,948
OTHER ASSETS
Intangibles, net of amortization	8,423	8,435
Deferred loan fees, less current portion, net of
amortization	30,215	34,502
Deposits	22,525	22,525
	61,163	65,462
	$4,265,615	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 60,598	$ -
Accounts payable	634,662	609,795
Accrued management salaries	448,799	389,127
Accrued expenses	312,428	398,731
Insurance contracts payable	32,249	15,048
Interest payable on stockholder advances	11,682	6,307
Interest payable	211,099	204,909
Current maturities of long-term debt	517,330	522,845
Current maturities of capital lease obligations	784,536	807,746
Current maturities of advances from an officer/stockholder	181,525	161,525
Current maturities of capital lease due stockholder	5,420	5,420
Current maturities of convertible notes and accrued interest	2,727,496	1,020,946
Other	25,179	21,429
Total Current Liabilities	5,953,003	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	94,380	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	7,551	9,144
Total Long-Term Liabilities	101,931	2,548,382
	6,054,934	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
191,182,367 at March 31, 2005; 164,863,938 at
December 31, 2004	191,182	164,864
Additional paid-in capital	21,261,496	19,438,213
Accumulated deficit	(23,858,564)	(22,944,959)
Common stock to be issued	601,670	786,426
Accumulated other comprehensive income (loss)	(18,450)	(9,568)
Common stock options outstanding, net	33,347	754
	(1,789,319)	(2,564,270)
	$4,265,615	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
REVENUES
Photochemical fertilizer	$260,174	$ 326,996
Mining technical services	49,799	79,844
Total Revenues	309,973	406,840

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	302,338	362,635
Mining technical services	48,770	77,938
Total Cost of Revenues	351,108	440,573
Gross Profit (Loss)	(41,135)	(33,733)

OPERATING EXPENSES
Depreciation and amortization	65,442	78,111
Research and development	80,736	21,103
Sales and marketing	280,837	214,285
Delivery and warehousing	18,083	17,606
General and administrative	259,635	212,775
Total Operating Expenses	704,733	543,880
Operating (Loss)	(745,868)	(577,613)

OTHER INCOME (EXPENSE)
Interest expense	(164,052)	(208,770)
Gain (loss) on sale of investments	(3,685)	75,758
Other	-	8
Total Other Income (Expense)	(167,737)	(133,004)

Income (Loss) before provision for income tax	(913,605)	(710,617)
Provision for income tax	-	-
Net Income(Loss)	(913,605)	(710,617)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(8,882)	(184,754)
Comprehensive Income (Loss)	$(922,487)	$(895,371)

Weighted average number of shares
Outstanding (1,000’s)	174,495	127,541
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.006)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(913,605)	$(710,617)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	65,442	78,111
Interest on convertible notes	99,564	135,247
Marketable securities received for services	(2,518)	(12,683)
(Gain) Loss on investments	3,685	(75,758)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(11,520)	(22,502)
Stock option compensation	32,934	123
Expenses paid with issuance of common stock	227,422	140,918
(Increase) decrease in:
Trade accounts receivable	(123,918)	(58,606)
Inventories	25,642	(458)
Prepaid expenses and deposits	(54,764)	3,716
Increase (decrease) in:
Accounts payable	(22,624)	(29,081)
Accrued management salaries	59,672	29,303
Accrued expenses and contracts payable	(65,352)	(12,410)
Accrued interest	11,565	2,687
Net cash used by operating activities	(668,375)	(532,010)

Cash flows from investing activities:
Acquisition of property and equipment	-	(4,844)
Proceeds from sale of investments	4,230	153,395
Net cash provided (used) by investing activities	4,230	148,551

Cash flows from financing activities:
Proceeds from sale of stock	560,000	366,500
Proceeds from debt, stockholder	25,000	-
Proceeds from account receivable factoring, net	51,327	59,625
Payments on debt	(37,960)	(51,935)
Net cash provided by financing activities	598,367	374,190
Net increase (decrease) in cash	(65,778)	(9,269)
Cash, beginning of period	5,180	34,499
Cash, end of period	$ (60,598)	$ 25,230

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

4.  The Company may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described below. The Company is currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded. The Company is not aware of any additional legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

As of March 31, 2005 total recorded liabilities of $769,972 including accrued interest to March 31, 2005, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $611,934 (reflected in Current Maturities of Capital Lease Obligations) plus $23,660 in additional interest (reflected in Accrued Interest) and three

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

trade payables totaling $124,542 (reflected in Accounts Payable) plus $9,836 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522; the creditors have received judgments in these cases. The Company will continue to accrue interest until these cases are settled or paid in full.

  The Company estimates an additional $60,600 interest may be possible on other cases; however, the Company has not accrued this amount because it does not believe it is likely to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if the Company is able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event the Company has not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

The Company has a total of six cases, that originally sought $325,345, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of March 31, 2005, the recorded liability for these cases was $97,442. Three of the cases are paid current under the settlements agreements and three are delinquent, but no further collection action has been taken by the lenders.

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

9. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Losses of $18,450 at March 31, 2005 and $9,568 at December 31, 2004. No gains were reclassified out of accumulated other comprehensive income into earnings during 2005 and no losses were reclassified out of accumulated other comprehensive income into earnings during 2004. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Following are the components of Other Comprehensive Income:

	Three Months Ended March 31,
	2005	2004

Unrealized holding gains (losses)
arising during the period	$(12,122)	$ (73,866)
Reclassification adjustment	3,240	(110,888)
Other Comprehensive Income (Loss)	$(8,882)	$(184,754)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

Three Months Ended March 31,
2005		2004
Gross proceeds from sales of securities	$ 5,947	$69,744

Gross gains from sale of securities	$ -	$22,044
Gross losses from sale of securities	(6,431)	-
Net Gains (Losses) from sale of securities	$(6,431)	$22,044

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

PHOTOCHEMICAL FERTILIZER

	Three months Ended March 31,
	2005	2004
Revenues
Fertilizer	$ 211,234	$ 229,479
Photochemical recycling	$ 22,181	$ 54,559
Silver	$ 26,759	$ 42,958
Total Revenue	$ 260,174	$ 326,996
Gross profit (loss)	$ (42,164)	$ (35,639)
Operating income (loss)	$(603,545)	$(483,503)
Other income (loss)	$(164,052)	$(208,770)
Net income (loss) before taxes	$(767,597)	$(692,273)

Total segment revenues for the first quarter of 2005 were approximately $260,200, a decrease of 20% from the prior year first quarter. Fertilizer sales for the quarter were $211,200 (371 tons), compared to $229,500 (451 tons) for the 2004 first quarter, a decrease of 8% in dollars and 18% in tonnage. Sales of the Chelated Liquid Micro-nutrients were $190,000 (290 tons) and $195,500 (335 tons) for the first quarter of 2005 and 2004, respectively, a decrease of 3% in dollars and 13% in tonnage. Sales of the Chelated Liquid Multi-nutrients were $22,200 (80 tons) and $33,400 (117 tons) for the first quarter of 2005 and 2004, respectively, a decrease of 33% in dollars and 31% in tonnage. The expected fertilizer sales increase did not occur due to rainy weather in the Central Valley of California that continued into late May 2005. Total photochemical recycling revenue for the quarter decreased by 59%, on decreased volume of 64%, compared to the first quarter of 2004. The decrease is due to the December 2004 mutual termination of recycling services for Shutterfly, Inc., a significant photochemical recycling customer. To offset this loss of revenue, we are concentrating our efforts on sales of Photochemical Silver Concentrators. Silver sales decreased $16,200 from the first quarter of 2004, a decrease of 38%. The decrease is primarily attributable to reduced sales of Silver Nevada Miner silver bars. Cost of sales decreased $60,300 due primarily to a decreases of $58,300 in direct material costs due to decreased sales. The segment recorded a gross loss of $42,200 for the quarter, compared to a gross loss of $35,600 for the first quarter of 2004, an increased loss of $6,500, or 18%.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding photochemical recycling segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the photochemical recycling segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the six months ended June 30, 2005 we allocated costs of approximately $99,000 to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue well into the fourth quarter of 2005. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed.

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

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited supplies of raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan.

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

IV. Growth Plans and Implementation

Our Photochemical Fertilizer Division created the GOLD’n GRO line of liquid fertilizers. The pioneering development work is complete, field trials have been completed on the first products and other field trials are under way.

The Mining Technical Services Division, originally provided typical consulting services which required high level technical personnel, including our President, devoted to each project. To reduce our dependence on our President to generate new consulting contracts, while better utilizing our core professional staff, the division is being reconfigured to focus most of its efforts on a global Internet Information Portal – "insidemetals.com". The information portal operates 24 hours per day 7 days per week anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee.

With the successful completion of the initial pioneering development work by the Photochemical Fertilizer Division, and with the launch of the information portal by the Mining Technical Services Division, we are implementing growth plans for both divisions that are expected to drive expansion well into the future. The status of these plans and their implementation is described for each division.

Photochemical Fertilizer Division (Itronics Metallurgical, Inc.)

Our manufacturing plant is presently configured to produce 1.2 million gallons (on a single shift basis) of GOLD’n GRO fertilizer annually (about 5,700 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2004 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

We have developed the following eight-part approach to growth:

1. Increase sales in the established market segments.

2. Develop GOLD'n GRO fertilizer applications for more crops.

3. Expand sales to new territories.

4. Expand the GOLD'n GRO specialty fertilizer product line.

5. Complete development of and commercialize the new glass/tile products.

6. Develop and commercialize environmentally friendly metal leaching reagents for recovery of silver, gold, and other metals.

7. Continue facilities expansion and technology development.

8. Acquire established companies and/or their technologies.

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

1. Increase sales in established market segments.

We are selling into or developing applications for the three major segments. These are:

  a. Specialty Agriculture which includes Avocados, Citrus, Grapes, Fruit and Nut Trees, and Vegetables.

  b. Bulk Field Crops which include alfalfa, cereal grains, corn, cotton, and soybeans.

  c. The Urban Market, which includes Home Lawn and Garden, Landscape Construction and Maintenance, and Nursery and Greenhouse markets, and Golf Courses.

Our primary focus is to increase bulk GOLD’n GRO liquid fertilizer sales as rapidly as possible. This is being achieved by expanding sales in the Specialty Agriculture segment and in the Bulk Field Crops segment. There are on-going small package sales in the Urban Market, but these are small relative to the other two segments.

2. Develop GOLD'n GRO fertilizer applications for more crops.

Based on our experience to date, it takes approximately two to five years to develop each fertilizer product, which includes regulatory approval. It typically takes another two to four years to achieve market acceptance of successful products, which includes field trials to demonstrate product effectiveness

New product applications are being developed for the dairy cow feed market including young oats, alfalfa, hay, and silage corn. Trials were conducted in 2004. The nutrient content of the alfalfa was improved, in some cases to the highest quality ratings. This benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The amount of hay produced per acre increased up to 25 percent. Results of the corn crops are still being evaluated. The dairy cow feed market is large with more than 23 million acres of alfalfa hay being grown in the United States. We anticipate it will take another one to three years to complete development and launch these product applications.

In 2004, we began field trials in Idaho, Oregon, and Washington for applications on onions, potatoes, and winter wheat. In the second quarter of 2005, we began field trials in Rhode Island for lawn and landscape application. Also in the second quarter, we started several new trials in California for silage corn applications.

A new GOLD'n GRO base liquid nutrition program is now being marketed. The program is called the "Gallon and a Quart" or "4 to 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micro-nutrient used in soil applications. Field demonstrations have shown improved nutrition uptake and crop output under this cost effective program. Marketing of this program over the next two to three years is expected to produce a very substantial increase in the tonnage of GOLD'n GRO fertilizers sales.

3. Expand sales to new territories.

The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, and Washington, with the majority of our sales in central California. We completed registration of select GOLD’n GRO fertilizers in Idaho, Oregon and Washington during the first quarter of 2005; sales development is now underway. Two GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York and in New Jersey with a distributor agreement signed for New Jersey. Based on our experience, commercial sales can be generated approximately one year after introductory sales activities are initiated. We are in the process of identifying distributors for New York and the other seven northeastern states. Each new geographic area developed will require the same procedural approach.

Our plan to expand sales in Urban Markets requires the consumer to utilize fertilizer injection equipment. This equipment provides economical, easy use of liquid fertilizers for consumer lawns and gardens. We recently added two types of fertilizer injectors to our "e" store, which is the first step into this market. Additionally, other fertilizer injectors are already available to consumers through irrigation supply stores.

4. Expand the GOLD'n GRO specialty fertilizer product line.

We are developing two new specialty product lines, calcium plus magnesium fertilizer and a high magnesium content fertilizer, both targeting foliar and soil application. We expect to launch sales of the calcium plus magnesium product in the second half of 2005 and the magnesium in 2006 or 2007.

We are developing a new category of repellent fertilizers that are expected to be sold at higher profit margins than our other products. The GOLD’n GRO Guardian animal repellent fertilizer is an example of this type of specialty fertilizer. The U.S. market for animal repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks as well as excellent wintertime effectiveness.

In the second quarter of 2005 we acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product. We now own 100% of all rights related to GOLD’n GRO Guardian. Results of the research of the GOLD’n GRO Guardian animal repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. Currently, this product line is strictly for non-food plant applications.

We believe the users of the GOLD’n GRO animal repellent/fertilizer will be upscale homeowners, commercial landscapers, and municipal facilities, and wholesale and retail nurseries. The initial sales center will be in Rhode Island.

5. Complete development of and commercialize glass/tile products.

In 2003, we developed and produced glass /tile products proving that the product concept is technically viable. When the development of the glass/ceramic tile product is completed, we will achieve the ability to recycle 100 percent of the photoliquid materials received from customers, including waste that is generated internally during fertilizer production. We have completed preliminary market research for the tile markets, but expect to do much more work to develop a plan to enter this market.

6. Develop and commercialize metal leaching reagents for recovery of silver, gold, and other metals.

In 2002 and 2003, we initiated efforts to apply our technology to extract silver from photoliquids to the mining sector. This work will be further expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before this can be done.

7. Continue facilities expansion and technology development.

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. We developed a preliminary construction budget and are seeking financing so that construction can be scheduled. While we believe that we can handle expected growth in 2005 with the existing load-out module, we hope to complete construction on the new load out equipment during the first quarter of 2006.

8. Acquire established companies and/or their technologies.

To enhance our operations and market presence, we intend to acquire small established companies or their technologies. In 2005, we completed our acquisition of the GOLD’n GRO Guardian technology. We have decided to delay any further acquisitions until additional financing is obtained.

Mining Technical Services Division (Whitney & Whitney, Inc.)

Historically, this division provided consulting services to the mining industry. We are developing an Information Portal in the Internet. This division has a two-part approach to growth:

1. Continue to provide consulting services.

2. "e-commerce" Internet Information Portal-"insidemetals.com".

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

1. Continue to provide consulting services

During the third quarter of 2004, sales of the Mining Technical Services (Whitney & Whitney, Inc.) division declined due to winding down of on-going projects and delays related to client financing for new projects. Some of the issues related to new client project start up were resolved by the clients during the third quarter of 2004 and the remaining work was completed in early 2005. The technical services satellite consulting office was closed in early May, but certain key staff members have been retained. We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities

2. "e-commerce" Internet Information Portal-"insidemetals.com".

We are developing the website "insidemetals.com," an Information Portal targeting the companies and individuals interested in the mining and precious metals industry. The website will generate revenue by charging a subscription fee for monthly access to the site. Initially, the site will contain an array of information about gold and companies in the gold industry. We intend to add information on other mineral sectors gradually over time.

We anticipate that mining company professionals, all government agencies with minerals related responsibilities, financial industry investment professionals, and individual investors who have an interest in investing in mining companies but who have limited mineral industry knowledge will benefit from this Information Portal. The market scope for this service is global and is accessible with a "click of a mouse" in all countries of the world through the Internet. Whitney & Whitney, Inc. has contacts throughout the world and expects that the good will generated over a period of more than 25 years will provide market support for this service.

Item 3. Controls and Procedures

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

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

As of March 31, 2005 total recorded liabilities of $769,972 including accrued interest to March 31, 2005, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $611,934 (reflected in Current Maturities of Capital Lease Obligations) plus $23,660 in additional interest (reflected in Accrued Interest) and three trade payables totaling $124,542 (reflected in Accounts Payable) plus $9,836 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522; the creditors have received judgments in these cases. We will continue to accrue interest until these cases are settled or paid in full.

We estimate an additional $60,600 interest may be possible on other cases; however, we have not accrued this amount because we do not believe it is likely to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if we are able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event we have not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

We have a total of six cases, that originally sought $325,345, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of March 31, 2005, the recorded liability for these cases was $97,442. Three of the cases are paid current under the settlements agreements and three are delinquent, but no further collection action has been taken by the lenders.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

During the first quarter of 2005, we issued an aggregate of 11,850,000 shares of common stock to forty accredited investors at $0.05 per share for a total of $592,500. In addition, we issued to these investors three year warrants to purchase an aggregate of 5,925,000 shares of common stock at an exercise price of $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

During the first quarter of 2005, we issued an aggregate of 8,193,081 shares of common stock to twenty-two accredited investors who converted $835,230 in convertible promissory notes, including principal and accrued interest into common stock at conversion prices ranging from $0.10 to $0.15 per share.

In January 2005, we issued an aggregate of 2,400,000 shares of common stock at $0.05 per share to John W. Whitney, our President, for a total of $120,000. Mr. Whitney converted short term loans. In addition, we issued to Mr. Whitney warrants to purchase an aggregate of 1,200,000 shares of common stock at an exercise price of $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

In January 2005, we issued an aggregate of 625,000 shares of common stock to John W. Whitney, our President, at $0.08 per share for a total of $50,000 upon the exercise of a warrant. Mr. Whitney exercised the warrant by converting $50,000 in short term loans into common stock.

In February 2005, we issued an aggregate of 2,500 shares of common stock valued at $175 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the fourth quarter of 2004.

In February 2005, we issued an aggregate of 191,864 shares of common stock valued at $12,726 to John W. Whitney, our President, for accrued interest on his unpaid salary. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

In March 2005, we issued an aggregate of 41,667 shares of common stock valued at $3,750 to Cervelle Group LLC as compensation for consulting services performed on our behalf.

In March 2005, we issued an aggregate of 200,000 shares of common stock valued at $16,200 to Sussex Avenue Partners, LLC as compensation for consulting services performed on our behalf. In addition, we issued to Sussex Avenue Partners, LLC a two year warrant to purchase an aggregate of 2,000,000 shares of common stock at an exercise price of $0.10 per share.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller on February 1, 2005. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 66,000 shares of common stock to seven of our employees during the first quarter of 2005. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

During the three months ended March 31, 2005, the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in the granting of additional options to purchase an aggregate of 3,499,804 shares of common stock. The options are exercisable at prices ranging from $0.10 to $1.18.

During the first quarter of 2005, the following shares of common stock were earned by management employees for accrued interest on their unpaid salaries. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

John W. Whitney, President	141,432 shares valued at $13,662
Duane H. Rasmussen, Vice President	101,759 shares valued at $9,825
Michael C. Horsley, Controller	44,171 shares valued at $4,270

During the first quarter of 2005, 3,053 shares of common stock valued at $298 were earned by one employee for accrued interest on his unpaid salary. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

Unpaid salary due two management employees in the amount of $10,800 is to be paid with an aggregate of 111,692 shares of common stock. These shares were earned as part of the employee savings plan during the first quarter of 2005 and will be issued when sufficient cash is available to pay the required payroll tax withholding. The number of shares are calculated each month for all employees participating in the plan by using the weighted average of the closing bid prices for the respective month. The amounts and related number of shares earned by quarter for each of the employees follows:

	Amount	Shares
Duane H. Rasmussen, Vice President	$ 6,000	62,051
Michael C. Horsley, Controller	4,800	49,641
	$10,800	111,692

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31                CERTIFICATION PURSUANT TO SECTION 302 OF THE

                               SARBANES-OXLEY ACT OF 2002                          30

    Exhibit 32                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION

                               1350 AS ADOPTED PURSUANT SECTION 906 OF THE

                               SARBANES-OXLEY ACT OF 2002                          31

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended March 31, 2005:
January 6, 2005	Announced departure of a director
January 14, 2005	Announced 2004 GOLD’n GRO fertilizer sales
February 3, 2005	Announced that the 2005 edition of Silver Nevada Miner bars
available in March
February 11, 2005	Announced unregistered sales of equity securities
February 11, 2005	Announced registration of selected GOLD’n GRO fertilizers
in seven Northeastern states
March 29, 2005	Announced unregistered sales of equity securities
March 29, 2005	Announced agreement with Chemilizer Products, Inc. to
jointly market liquid fertilizer injectors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ITRONICS INC.

DATED: November 8, 2005                      By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 8, 2005                      By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

DATED: November 8, 2005                      By: /S/MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)