Form 10QSB/A
period 2005-06-30
ITRONICS INC
filed 2005-11-10
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB/A

AMENDMENT NO. 1

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	152,035	188,805
Marketable securities, available for sale	112,004	26,180
Inventories	583,488	571,704
Prepaid expenses	120,135	142,509
Current portion of deferred loan fees	14,752	14,152
Total Current Assets	982,414	948,530

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	136,921	121,171
Equipment and furniture	3,086,019	3,080,430
Vehicles	220,700	220,700
	4,825,955	4,804,616
Less: Accumulated depreciation and amortization	1,794,154	1,670,668
	3,031,801	3,133,948
OTHER ASSETS
Intangibles, net of amortization	79,911	8,435
Deferred loan fees, less current portion, net of
amortization	31,528	34,502
Deposits	22,525	22,525
	133,964	65,462
	$4,148,179	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 30,208	$ -
Accounts payable	590,709	558,566
Account receivable and inventory factoring	144,310	51,229
Accrued management salaries	528,799	389,127
Accrued expenses	322,083	398,731
Insurance contracts payable	34,327	15,048
Interest payable on stockholder advances	14,421	6,307
Interest payable	262,659	204,909
Current maturities of long-term debt	179,222	522,845
Current maturities of capital lease obligations	768,723	807,746
Current maturities of advances from an officer/stockholder	246,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,760,504	1,020,946
Other	30,679	21,429
Total Current Liabilities	5,918,769	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	549,735	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	6,326	9,144
Total Long-Term Liabilities	556,061	2,548,382
	6,474,830	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
194,339,788 at June 30, 2005; 164,863,938 at
December 31, 2004	194,340	164,864
Additional paid-in capital	21,475,837	19,438,213
Accumulated deficit	(24,677,953)	(22,944,959)
Common stock to be issued	663,242	786,426
Accumulated other comprehensive income (loss)	(19,642)	(9,568)
Common stock options outstanding, net	37,525	754
	(2,326,651)	(2,564,270)
	$4,148,179	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Photochemical fertilizer	$ 523,667	$ 573,511	$ 783,841	$ 900,507
Mining technical services	33,661	52,659	83,460	132,503
Total Revenues	557,328	626,170	867,301	1,033,010

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	502,949	531,139	805,287	893,774
Mining technical services	43,709	57,459	92,479	135,397
Total Cost of Revenues	546,658	588,598	897,766	1,029,171
Gross Profit (Loss)	10,670	37,572	(30,465)	3,839

OPERATING EXPENSES
Depreciation and amortization	65,442	79,338	130,884	157,449
Research and development	52,920	27,808	133,656	48,911
Sales and marketing	244,434	269,122	525,271	483,407
Delivery and warehousing	34,908	34,275	52,991	51,881
General and administrative	225,934	249,425	485,569	462,200
Total Operating Expenses	623,638	659,968	1,328,371	1,203,848
Operating (Loss)	(612,968)	(622,396)	(1,358,836)	(1,200,009)

OTHER INCOME (EXPENSE)
Interest expense	(201,722)	(202,325)	(365,774)	(411,095)
Gain (loss) on sale of investments	(6,431)	22,044	(10,116)	97,802
Other	1,732	5	1,732	13
Total Other Income (Expense)	(206,421)	(180,276)	(374,158)	(313,280)
Income (Loss) before provision for income tax	(819,389)	(802,672)	(1,732,994)	(1,513,289)
Provision for income tax	-	-	-	-
Net Income(Loss)	(819,389)	(802,672)	(1,732,994)	(1,513,289)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(1,192)	(105,099)	(10,074)	(289,853)
Comprehensive Income (Loss)	$(820,581)	$ (907,771)	$(1,743,068)	$(1,803,142)

Weighted average number of shares
Outstanding (1,000’s)	192,661	137,761	183,628	132,651
Earnings (Loss) per share, basic
and diluted	$(0.004)	$(0.006)	$(0.009)	$(0.011)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(1,732,994)	$(1,513,289)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	130,884	157,449
Interest on convertible notes	180,038	261,411
Marketable securities received for services	(116,193)	(15,256)
(Gain) Loss on investments	10,116	(97,802)
Addition of silver in solution inventory by offsetting photochemical processing fees	(11,144)	(51,212)
Stock option compensation	37,112	123
Other	(1,725)	-
Expenses paid with issuance of common stock	429,453	310,925
(Increase) decrease in:
Trade accounts receivable	36,770	(71,142)
Inventories	(640)	(53,159)
Prepaid expenses and deposits	(15,295)	1,805
Increase (decrease) in:
Accounts payable	43,990	77,479
Accrued management salaries	139,672	52,431
Accrued expenses and contracts payable	(48,119)	58,077
Accrued interest	65,864	16,358
Net cash used by operating activities	(852,211)	(865,802)

Cash flows from investing activities:
Acquisition of property and equipment	(5,589)	(8,922)
Acquisition of intangibles	(5,000)	-
Proceeds from sale of investments	10,177	223,139
Net cash provided (used) by investing activities	(412)	214,217

Cash flows from financing activities:
Proceeds from sale of stock	570,000	712,000
Proceeds from debt, stockholder	90,000	-
Proceeds from short term debt, unrelated	125,000	-
Proceeds from receivable/inventory factoring, net	93,081	38,641
Payments on debt	(60,846)	(112,080)
Net cash provided by financing activities	817,235	638,561
Net increase (decrease) in cash	(35,388)	(13,024)
Cash, beginning of period	5,180	34,499
Cash, end of period	$ (30,208)	$ 21,475

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

As of June 30, 2005 total recorded liabilities of $802,166 including accrued interest to June 30, 2005, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $604,896 (reflected in Current Maturities of Capital Lease Obligations) plus $56,960 in additional interest (reflected in Accrued Interest) and three trade payables totaling $129,191 (reflected in Accounts Payable) plus $11,119 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts the Company believes is probable and is related to four cases originally seeking $423,375; the creditors have received judgments in three of these cases and the fourth is in litigation. The Company will continue to accrue interest until these cases are settled or paid in full.

  The Company estimates an additional $48,600 interest may be possible on other cases; however, the Company has not accrued this amount because it does not believe it is likely to be incurred. This estimate is related to four cases, three of which, originally seeking a total of $181,672, are presently in settlement negotiations with creditors’ counsel. An offer to settle the three cases for less than our recorded liability has been received; if we accept the offer, the Company will incur a small gain. The fourth case, seeking $35,210, was filed in March 2003, and no further contact has taken place since then. During the third quarter of 2005, we paid off one suit totaling $36,626 including interest and costs of $17,200 that had not been accrued;  this loss will be recorded in the third quarter.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

As of June 30, 2005, the Company was delinquent on previously negotiated payment terms for six cases with a recorded liability of $95,383. All six have since been brought current.

Successful settlement of the above claims is dependent on future financing.

As of December 31, 2004 certain subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. These amounts are included in Accrued expenses in the Balance Sheet. Subsequent to June 30, 2005, the taxes were paid in full.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

11. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Losses of $19,642 at June 30, 2005 and $9,568 at December 31, 2004. No gains were reclassified out of accumulated other comprehensive income into earnings during 2005 and no losses were reclassified out of accumulated other comprehensive income into earnings during 2004. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Unrealized holding gains (losses)
arising during the period	$(13,031)	$ (57,886)	$(18,043)	$(110,588)
Reclassification adjustment	11,839	(47,213)	7,969	(179,265)
Other Comprehensive Income (Loss)	$ (1,192)	$(105,099)	$(10,074)	$(289,853)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Gross proceeds from sales of securities	$5,947	$69,744	$10,177	$223,139
Gross gains from sale of securities	$ -	$22,044	$ -	$ 97,802
Gross losses from sale of securities	(6,431)	-	(10,116)	-
Net Gains (Losses) from sale of securities	$(6,431)	$22,044	$(10,116)	$97,802

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

Results of Operations

We reported consolidated revenues of $557,328 for the quarter ended June 30, 2005, compared to $626,170 for the prior year quarter, a decrease of 11%. The decrease was due to a decrease in Photochemical Fertilizer segment revenue of $49,800, or 9% and to a decrease of $19,000 in Mining Technical Services segment revenues, a decrease of 36%. The consolidated net loss was $819,389, or $0.004 per share, for the quarter ended June 30, 2005, compared to a net loss of $802,672 or $0.006 per share for the comparable 2004 period, an increased loss of $16,700, or 2%. Consolidated revenues for the first six months of 2005 were $867,301 compared to $1,033,010 for the prior year period, a decrease of 16%. The consolidated net loss was $1,732,994 or $0.009 per share, for the six months ended June 30, 2005, compared to a net loss of $1,513,289 or $0.011 per share for the comparable 2003 period, an increased loss of 15%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Three months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues
Fertilizer	$ 484,664	$ 476,910	$ 695,898	$ 706,389
Photochemical recycling	$ 19,888	$ 75,084	$ 42,069	$ 129,643
Silver	$ 19,115	$ 21,517	$ 45,874	$ 64,475
Total Revenue	$ 23,667	$ 573,511	$ 783,841	$ 900,507
Gross profit (loss)	$ 20,718	$ 42,372	$ (21,446)	$ 6,733
Operating income (loss)	$(494,262)	$(508,586)	$(1,097,807)	$ (992,089)
Other income (loss)	$(201,722)	$(202,325)	$ (365,774)	$ (411,095)
Net income (loss) before taxes	$(695,984)	$(710,911)	$(1,463,581)	$(1,403,184)

Total segment revenues for the second quarter of 2005 were approximately $523,700, a decrease of 9% from the prior year second quarter. Fertilizer sales for the quarter were $484,700 (766 tons), compared to $476,900 (839 tons) for the 2004 second quarter, an increase of 2% in dollars and a decrease of 9% in tonnage. Sales of the Chelated Liquid Micro-nutrients were $434,700 (625 tons) and $408,000 (646 tons) for the second quarter of 2005 and 2004, respectively, an increase of 7% in dollars and a decrease of 3% in tonnage. Sales of the Chelated Liquid Multi-nutrients were $44,000 (141 tons) and $56,600 (193 tons) for the second quarter of 2005 and 2004, respectively, a decrease of 22% in dollars and 27% in tonnage. The expected fertilizer sales increase did not occur due to rainy weather in the Central Valley of California that continued into late May 2005. Total photochemical recycling revenue for the quarter decreased 74%, on decreased volume of 73%, compared to the second quarter of 2004. The decrease is due to the December 2004 mutual termination of recycling services for Shutterfly, Inc., a significant photochemical recycling customer. To offset this loss of revenue, we are concentrating our efforts on sales of Photochemical Silver Concentrators. Silver sales decreased $2,400 from the second quarter of 2004, a decrease of 11%. Cost of sales decreased $28,200 due primarily to a decrease of $20,700 in payroll and related costs. The segment recorded a gross profit of $20,700 for the quarter, compared to a gross profit of $42,400 for the second quarter of 2004, a decreased gross profit of $21,700, or 51%.

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

For the first six months of 2005, revenues were $783,800, compared to $900,500 for the comparable 2004 period, a decrease of 13%. The decline is due primarily to the prior year mutual termination of a significant photochemical recycling customer. Gross loss for the first six months of 2005 was $21,400, compared to a gross profit of $6,700 for the comparable prior year period, a decline of $28,200. Operating loss for the first six months of 2005 was approximately $1,097,800 compared to $992,100 for the first six months of 2004, an increased loss of $105,700, or 11%.

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

Total assets increased nominally during the six months ended June 30, 2005 to $4,148,200. Current assets increased $33,900 due to an increase in marketable securities of $85,800 due to receipt of the final billings for services to GPXM in their restricted common stock. At June 30, 2005 we owned 567,100 shares of GPXM with a current market value of $112,000. Net property and equipment decreased $102,100 due to depreciation and amortization. Other assets increased $68,500 due to the acquisition of the product rights of the GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock.

Current liabilities increased during the six months ended June 30, 2005 by $1,754,900 and total liabilities decreased by $237,400. Total liabilities decreased due to the conversion into common stock of a total of $882,700 in Convertible Promissory Notes and accrued interest. This decrease was partially offset by current period accrued interest on convertible promissory notes of $180,000, net short term financing of $210,000, and inventory and account receivable financing $93,100. Changes in current liabilities include increases of $30,200 in bank overdraft, $32,100 in accounts payable, $93,100 in account receivable and inventory factoring, $139,700 in accrued management salaries, $85,000 in advances from an officer/stockholder, and $1,739,600 in current maturities of convertible notes and accrued interest. The increase in current maturities of convertible notes is due to the reclassification from long term debt of the 2000 Series Convertible Promissory Notes that were extended to 2006 and are now due within one year of the balance sheet date. These increases were partially offset by decreases of $76,600 in accrued expenses, which reflect payment of a portion of federal payroll tax obligations, and $343,600 in current maturities of long term debt, which reflects the reclassification of the mortgage obligation on the Stead manufacturing facility to long term debt.

Addressing our financial condition, improvements have been made. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $2,326,700 at June 30, 2005, an improvement of $2,261,200. This has been achieved by the conversion of approximately $4.3 million in convertible notes and accrued interest into common stock. One significant area of difficulty for us has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $775,000 at June 30, 2005, a reduction of $418,900. This includes the write off of five leases as debt forgiveness income in 2004 of $187,800. We expect to make further meaningful progress expanding sales and restructuring debt in 2005.

Liquidity and Capital Resources

During the six months ended June 30, 2005, working capital decreased by $1,721,100 to a deficit balance of $4,936,400. The decrease is primarily due to the reclassification from long term debt of a net $1,739,600 in convertible notes and accrued interest. We have had limited cash liquidity since the third quarter of 2000.

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan.

We have sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. Other factors limiting cash liquidity include fertilizer sales not expanding at the rate originally anticipated, so operating losses were not reduced as much as expected and the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) expired in February 2004. A private placement of stock with attached warrants was closed in June 2005, with $570,000 received during the six months ended June 30, 2005. In July 2005 we obtained 8% convertible debt financing for up to $3.25 million, with the final amount dependent upon the filing and effectiveness of a registration statement relating to common shares underlying the convertible debt and warrants issued in the recent financing. The funding will provide for working capital, manufacturing plant expansion, registration of GOLD’n GRO Guardian fertilizer with the EPA, and debt reduction. It is anticipated that this funding will provide for our capital needs through March to June 2006, depending on fertilizer sales growth

There has been a long term commitment by officers and other members of management to support us by investing funds for our growth. One officer/shareholder has invested a total of $1,403,900 in cash and deferred salary during the period 2001 through June 30, 2005. Two other members of management have deferred salary totaling $550,500 during the period 2001 through June 30, 2005. Additional members of management invested $62,000 cash in 2003. All cash and deferred salary that have been invested in our private placements were under the same terms and conditions as all other investors.

We believe that the business plan implementation needs to be accelerated to meet profitability goals and believe that can be accomplished upon obtaining sufficient capital.

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

Mining Technical Services Division (Whitney & Whitney, Inc.)

Historically, this division provided consulting services to the mining industry. In August 2005, we launched an Information Portal in the Internet. This division has a two-part approach to growth:

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

2. "e-commerce" Internet Information Portal-"insidemetals.com".

In August 2005, we launched the website "insidemetals.com," an Information Portal targeting the companies and individuals interested in the mining and precious metals industry. The website will generate revenue by charging a subscription fee for monthly access to the site. Currently, the site contains an array of information about gold and companies in the gold industry. We intend to add information on other mineral sectors gradually over time.

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

As of June 30, 2005 total recorded liabilities of $802,166 including accrued interest to June 30, 2005, were subject to a total of 15 separate lawsuits for the collection of the funds due. These include 12 leases totaling $604,896 (reflected in Current Maturities of Capital Lease Obligations) plus $56,960 in additional interest (reflected in Accrued Interest) and three trade payables totaling $129,191 (reflected in Accounts Payable) plus $11,119 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to four cases originally seeking $423,375; the creditors have received judgments in three of these cases and the fourth is in litigation. We will continue to accrue interest until these cases are settled or paid in full.

  We estimate an additional $48,600 interest may be possible on other cases; however, we have not accrued this amount because we do not believe it is likely to be incurred. This estimate is related to four cases, three of which, originally seeking a total of $181,672, are presently in settlement negotiations with creditors’ counsel. An offer to settle the three cases for less than our recorded liability has been received; if we accept the offer, the Company will incur a small gain. The fourth case, seeking $35,210, was filed in March 2003, and no further contact has taken place since then. During the third quarter of 2005, we paid off one suit totaling $36,626 including interest and costs of $17,200 that had not been accrued; this loss will be recorded in the third quarter.

As of June 30, 2005, the Company was delinquent on previously negotiated payment terms for six cases with a recorded liability of $95,383. All six have since been brought current.

Successful settlement of the above claims is dependent on future financing.

As of December 31, 2004 certain subsidiaries were delinquent on approximately $206,200 in federal payroll taxes. These amounts are included Accrued expenses in the Balance Sheet. Subsequent to June 30, 2005, the taxes were paid in full.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In June 2005, we issued an aggregate of 200,000 shares of common stock to one accredited investor at $0.05 per share for a total of $10,000. In addition, we issued to this investor a three year warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price $0.075 per share during the first year, $0.15 per share during the second year, and $0.225 per share during the third year.

During the second quarter of 2005, we issued an aggregate of 474,660 shares of common stock to three accredited investors who converted $47,466 in convertible promissory notes and accrued interest into common stock at a conversion price of $0.10 per share.

In May 2005, we issued an aggregate of 1,000,000 shares of common stock valued at $71,500 to Howland S. Green, our Director, for the purchase of his product rights in the GOLD’n GRO Guardian fertilizers. In addition, we issued to Mr. Green a warrant to purchase an aggregate of 1,000,000 shares of common stock at an exercise price of $0.10 per share. The first 500,000 shares of the warrant will vest when the Federal EPA accepts the registration application for the GOLD’n GRO Guardian and the second 500,000 shares of the warrant will vest when the Federal EPA issues the registration for the GOLD’n GRO Guardian. The entire warrant is exercisable for two years after the EPA registration is received.

In May 2005, we issued an aggregate of 2,500 shares of common stock valued at $250 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the first quarter of 2005.

In June 2005, we issued an aggregate of 62,500 shares of common stock valued at $3,750 to Cervelle Group LLC as compensation for consulting services performed on our behalf.

In August 2005, we issued an aggregate of 2,500 shares of common stock valued at $150 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the second quarter of 2005.

In August 2005, we issued shares of common stock to the following management employees for accrued interest through June 30, 2005 on their unpaid salaries. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

John W. Whitney, President             371,232 shares valued at $28,263

Michael C. Horsley, Controller         212,538 shares valued at $15,890

In August 2005, we issued an aggregate of 21,444 shares of common stock, valued at $1,664, to one employee for accrued interest through June 30, 2005 on his unpaid salary. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

Interest earned by Duane H. Rasmussen, our Vice President, on his unpaid salary during the period July 1, 2004 through June 30, 2005 amounted to $37,430 and will be paid with 500,703 restricted common shares. The shares remain unissued due to income tax considerations.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller on May 1, 2005. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 21,000 shares of common stock to four of our employees on May 1, 2005. The options are exercisable at $0.15 per share and expire three years after grant.

Unpaid salary due two management employees in the amount of $10,800 is to be paid with an aggregate of 170,133 shares of common stock. These shares were earned as part of the employee savings plan during the second quarter of 2005 and will be issued when sufficient cash is available to pay the required payroll tax withholding. The number of shares are calculated each month for all employees participating in the plan by using the weighted average of the closing bid prices for the respective month. The amounts and related number of shares earned by quarter for each of the employees follows:

	Amount	Shares
Duane H. Rasmussen, Vice President	$ 6,000	94,518
Michael C. Horsley, Controller	4,800	75,615
	$10,800	170,133

During the three months ended June 30, 2005, the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in the granting of additional options to purchase an aggregate of 892,282 shares of common stock. The options are exercisable at prices ranging from $0.10 to $1.18.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1            CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                           302 OF THE SARBANES-OXLEY ACT OF 2002                30

    Exhibit 31.2            CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                           302 OF THE SARBANES-OXLEY ACT OF 2002                32

    Exhibit 32              CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                           PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                           PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                           OF 2002                                              34

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended June 30, 2005:
April 4, 2005	Announced registration of nine GOLD’n GRO fertilizer
products was completed in Oregon.
April 20, 2005	Announced Mr. Howland Green was appointed to the Board of
Directors.
May 17, 2005	Announced completion of the acquisition of the product
rights to GOLD’n GRO Guardian fertilizer products.
June 2, 2005	Announced sales and operating results for the year ended
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