Form 10QSB
period 2005-09-30
ITRONICS INC
filed 2005-11-21
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2005

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of October 31, 2005, 197,057,628 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2005
and December 31, 2004	4

Condensed Consolidated Statements of Operations for the Three
and NIne Months Ended September 30, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis or Plan of
Operation	16

Item 3. Controls and Procedures	27

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 2. Changes in Securities and Use of Proceeds	28

Item 3 Defaults upon Senior Securities	29

Item 6. Exhibits and Reports on Form 8-K	30

Certifications	32

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$702,014	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	102,187	188,805
Marketable securities, available for sale	109,735	26,180
Inventories	567,834	571,704
Prepaid expenses	168,429	142,509
Current portion of deferred loan fees	113,929	14,152
Total Current Assets	1,764,128	948,530

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	178,921	121,171
Equipment and furniture	3,095,572	3,080,430
Vehicles	216,474	220,700
	4,873,282	4,804,616
Less: Accumulated depreciation and amortization	1,851,671	1,670,668
	3,021,611	3,133,948
OTHER ASSETS
Intangibles, net of amortization	77,051	8,435
Deferred loan fees, less current portion, net of
amortization	204,952	34,502
Deposits	17,212	22,525
	299,215	65,462
	$5,084,954	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$ 429,041	$ 558,566
Account receivable and inventory factoring	94,777	51,229
Accrued management salaries	570,771	389,127
Accrued expenses	191,968	398,731
Insurance contracts payable	27,309	15,048
Interest payable to officer/stockholders	12,917	6,307
Interest payable	252,454	204,909
Current maturities of long-term debt	57,779	522,845
Current maturities of capital lease obligations	665,697	807,746
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,839,502	1,020,946
Other	31,621	21,429
Total Current Liabilities	5,340,961	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	541,045	97,022
Callable secured convertible notes, net of unamortized
discount of $2,135,418	114,582	-
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	4,965	9,144
Total Long-Term Liabilities	660,592	2,548,382
	6,001,553	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
196,907,628 at September 30, 2005; 164,863,938 at
December 31, 2004	196,908	164,864
Additional paid-in capital	23,895,053	19,438,213
Accumulated deficit	(25,609,971)	(22,944,959)
Common stock to be issued	579,530	786,426
Accumulated other comprehensive income (loss)	(21,911)	(9,568)
Common stock options outstanding, net	43,792	754
	(916,599)	(2,564,270)
	$5,084,954	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
REVENUES
Photochemical fertilizer	$ 231,166	$ 251,888	$1,015,007	1,152,395
Mining technical services	12,230	37,846	95,690	170,349
Total Revenues	243,396	289,734	1,110,697	1,322,744
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	279,011	291,322	1,084,298	1,185,096
Mining technical services	15,698	51,199	108,177	186,596
Total Cost of Revenues	294,709	342,521	1,192,475	1,371,692
Gross Profit (Loss)	(51,313)	(52,787)	(81,778)	(48,948)
OPERATING EXPENSES
Depreciation and amortization	81,834	82,119	212,718	239,568
Research and development	64,313	45,338	197,969	94,249
Sales and marketing	214,325	215,549	739,596	698,956
Delivery and warehousing	9,366	10,807	62,357	62,688
General and administrative	204,381	210,405	689,950	672,605
Total Operating Expenses	574,219	564,218	1,902,590	1,768,066
Operating (Loss)	(625,532)	(617,005)	(1,984,368)	(1,817,014)
OTHER INCOME (EXPENSE)
Interest expense	(215,511)	(191,379)	(581,285)	(602,474)
Interest-amortization of note discount	(114,582)	-	(114,582)	-
Gain (loss) on sale of investments	-	38,418	(10,116)	136,220
Other	23,607	10	25,339	23
Total Other Income (Expense)	(306,486)	(152,951)	(680,644)	(466,231)

Income (Loss) before provision for income tax	(932,018)	(769,956)	(2,665,012)	(2,283,245)
Provision for income tax	-	-	-	-

Net Income(Loss)	(932,018)	(769,956)	(2,665,012)	(2,283,245)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(2,269)	(53,966)	(12,343)	(343,819)

Comprehensive Income (Loss)	$(934,287)	$(823,922)	$(2,677,355)	$(2,627,064)

Weighted average number of shares
Outstanding (1,000’s)	195,625	144,755	187,671	136,715
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.005)	$(0.014)	$(0.017)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(2,665,012)	$(2,283,245)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	212,718	239,568
Interest on convertible notes	286,537	383,572
Amortization of note discount	114,582	-
Marketable securities received for services	(116,193)	(33,318)
(Gain) Loss on investments	10,116	(136,220)
Addition of silver in solution inventory by offsetting photochemical processing fees	(28,598)	(82,549)
Stock option compensation	43,379	536
(Gains)on debt forgiveness	(24,832)	-
Other	2,200	-
Expenses paid with issuance of common stock	480,322	478,045
(Increase) decrease in:
Trade accounts receivable	86,618	(33,593)
Inventories	32,468	(14,427)
Prepaid expenses and deposits	(25,021)	(3,207)
Increase (decrease) in:
Accounts payable	(117,678)	52,706
Accrued management salaries	181,644	104,711
Accrued expenses and contracts payable	(184,310)	174,700
Accrued interest	67,360	35,339
Net cash used by operating activities	(1,643,700)	(1,117,382)

Cash flows from investing activities:
Acquisition of property and equipment	(57,142)	(16,506)
Acquisition of intangibles	(195,490)	-
Proceeds from sale of investments	10,177	320,390
Proceeds from sale of equipment	500	-
Net cash provided (used) by investing activities	(241,955)	303,884

Cash flows from financing activities:
Proceeds from sale of stock	570,000	881,008
Proceeds from debt, stockholder	95,000	-
Proceeds from debt, unrelated	2,031,200	-
Proceeds from receivable/inventory factoring, net	43,548	6,191
Payments on debt	(157,259)	(139,011)
Net cash provided by financing activities	2,582,489	748,188
Net increase (decrease) in cash	696,834	(65,310)
Cash, beginning of period	5,180	34,499
Cash, end of period	$702,014	$(30,811)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(continued)

	Nine Months Ended Sept. 30,
	2005	2004
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 182,321	$ 142,901
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock:
Accounts payable	11,845	16,855
Convertible notes and accrued interest	867,101	1,164,126
Short-term debt and accrued interest due an
officer/stockholder	90,000	145,029
Equipment financed with capital leases	-	2,236
Acquisition of assets by issuance of
common stock:
GOLD’n GRO Guardian product rights	71,500	-
Equipment	-	181,804
Acquisition of assets by granting of warrants:
Deferred loan costs	12,042	-
Officer/stockholder loan of marketable securities	-	28,276
Intrinsic value of the beneficial conversion feature
of callable secured convertible notes	2,099,464	-
Discount on callable secured convertible notes for
investor warrants	150,536	-
Deductions from loan proceeds of callable secured
convertible notes:
Prepaid interest	90,000	-
Deferred loan costs	90,000	-
Key man life insurance	20,000	-
Short term debt and accrued interest	143,800	-

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $2,665,012 during the nine months ended September 30, 2005, a working capital deficit of $3,576,833, and a stockholders’ deficit balance of $916,599 as of September 30, 2005. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the nine months ended September 30, 2005 were affected by rainy weather in California and are not necessarily indicative of the results to be expected for the full year.

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

4. In July 2005, the Company arranged callable secured convertible debt financing from four unrelated Investors totaling up to $3,250,000. The first funding of the loan was for $1,250,000 and the Company received net proceeds after financing costs and prepaid interest of $866,200 The second funding, for gross proceeds of $1,000,000 and net proceeds of $860,000 was received in August 2005 after filing a registration statement with the U.S. Securities and Exchange Commission, and the third funding, for gross proceeds of $1,000,000, will be received once the registration statement becomes effective. The loans are for three years and they accrue interest at 8% per annum. The Investors receive five year warrants to acquire 3,000,000 Company common shares at an exercise price of $0.15 per share. The warrants will be issued proportionally as each of the fundings is completed and, accordingly, warrants to acquire 2,076,923 common shares have been issued as of September 30, 2005. The loans are convertible into common shares at the lesser of $0.10 or 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. The loans are secured by a security

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

interest in substantially all of the Company’s assets, including the assets of its wholly owned subsidiaries, and intellectual property. The loans are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The callable secured convertible notes (convertible notes) discussed above include warrants and a beneficial conversion feature. The warrants to acquire 2,076,923 common shares were valued at $150,536 using the Black-Scholes option pricing model and were recorded as a discount to the related convertible notes as required under APB 14. The intrinsic value of the beneficial conversion feature of the convertible notes was computed at $2,908,067 under EITF 98-5; however this value is limited to the carrying amount of the debt, or $2,099,464. This amount was also recorded as a discount to the convertible notes as required under EITF 00-27. The combined discounts of the warrants and the beneficial conversion features is $2,250,000, an amount equal to the face amount of the convertible notes. This discount is being amortized to interest expense over the life of the convertible notes, or three years, and resulted in interest expense of $114,582 during the three months ended September 30, 2005.

Based on the conversion and market prices of our common stock on the respective commitment dates of the two fundings, the convertible notes could be converted into 67,643,908 Company common shares. However, the investors are limited under terms of the convertible notes to beneficially owning 4.99% or less of the Company’s outstanding common stock, which would be approximately 10,342,000 shares as of September 30, 2005.

The Registration Rights Agreement (Agreement), part of the Callable Secured Convertible Note (Notes) financing described above, requires the Company to use its best efforts to have the registration statement become effective on or before 120 days after the initial signing of the various agreements, which was on July 15, 2005. The Company is also required to use its best efforts to obtain shareholder approval to increase the authorized shares in order to meet the terms of Agreement and the Notes by October 31, 2005. The 120 days expired on November 12, 2005 and the Company has not yet held its annual meeting to obtain the necessary shareholder approval. The Agreement provides a penalty of 2% of the outstanding note balances per month if the registration statement is not effective, or if there are not enough authorized shares available at the time the registration statement becomes effective to allow sale of all the registrable securities by the Note holders. At present the penalty would be $45,000 per month. The penalty is payable, at the option of the Company, in cash or common stock of the Company. The Company believes it is using its best efforts to obtain effectiveness of the registration statement and in getting shareholder approval to increase the authorized shares, so the penalty may not be applicable. The Company is evaluating the facts and circumstances and will determine whether a liability for the penalty should be recorded in the fourth quarter of 2005.

5. During the second quarter of 2005, the Company renegotiated its account receivable factoring arrangement. The Company now factors specified raw

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

material inventory items, the related finished GOLD’n GRO fertilizer products, and the related accounts receivable from the sale of the specified GOLD’n GRO fertilizers. The Company also factored the sale of two Photochemical Concentrators during the quarter. The balance due under these arrangements was $94,777 at September 30, 2005. These loans were secured by a security interest in the related inventory and account receivable items. Both factoring arrangements were paid in full subsequent to September 30, 2005.

6. The Company may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described below. The Company is currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded. The Company is not aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

As of September 30, 2005 total recorded liabilities of $731,081 including accrued interest to September 30, 2005, were subject to a total of 11 separate lawsuits for the collection of the funds due. These include 8 leases totaling $531,302 (reflected in Current Maturities of Capital Lease Obligations) plus $65,900 in additional interest (reflected in Accrued Interest) and three trade payables totaling $121,263 (reflected in Accounts Payable) plus $12,616 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on the Company’s assessment of additional amounts the Company believes is probable and is related to four cases originally seeking $423,375; the creditors have received judgments in three of these cases and the fourth is in litigation. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company estimates an additional $10,000 interest may be possible on one case; however, the Company has not accrued this amount because it does not believe it is likely to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003, and no further contact has taken place since then.

Six other cases, originally seeking $313,305, now have a recorded liability of $204,613. All six cases are under negotiated payment agreements and the payments are current.

Successful settlement of the above claims is dependent on future financing.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

7. In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $188,255, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $59,351 in accrued interest, remains in default.

8. During the nine months ended September 30, 2005 convertible promissory notes totaling $616,100 principal and $251,001 in accrued interest were converted into common stock at $0.10 per share.

9. Following is a summary of finished goods, work in progress, and raw materials inventories as of September 30, 2005 and December 31, 2004. The raw material balances below include $382,289 and $396,614 in unprocessed silver bearing photochemicals as of September 30, 2005 and December 31, 2004, respectively.

	Sept 30,	Dec. 31,
	2005	2004
Finished goods	$23,841	$ 63,615
Work in progress	-	-
Raw materials	543,993	508,089
	$567,834	$571,704

10. Warrants, options, and shares to be issued, totaling 64,083,997 and 63,860,067 shares as of September 30, 2005 and 2004, respectively, would dilute future Earnings Per Share (EPS). In addition, approximately 8,265,000 shares could be issued upon conversion of callable secured convertible notes as discussed in Note 4. No diluted EPS is presented as the effect of including these shares is antidilutive.

11. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2004.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Revenues:
Photochemical Fertilizer	$231,166	$251,888	$1,015,007	$1,152,395
Mining Technical Services	12,230	$37,846	95,690	170,349
Consolidated Revenues	$243,396	$289,734	$1,110,697	$1,322,744

Gross Profit (Loss):
Photochemical Fertilizer	$(47,845)	$(39,434)	$(69,291)	$(32,701)
Mining Technical Services	(3,468)	(13,353)	(12,487)	(16,247)
Consolidated Gross Profit (Loss)	$(51,313)	$(52,787)	$(81,778)	$(48,948)

Operating Income (Loss):
Photochemical Fertilizer	$(514,097)	$(498,312)	$(1,611,904)	$(1,490,401)
Mining Technical Services	(111,435)	(118,693)	(372,464)	(326,613)
Consolidated Operating Income (Loss)	$(625,532)	$(617,005)	$(1,984,368)	$(1,817,014)

Other Income (Expense):
Photochemical Fertilizer	$(305,257)	$(191,379)	$(671,031)	$(602,474)
Mining Technical Services	(1,229)	38,428	(9,613)	136,243
Consolidated Other Income (Expense)	$(306,486)	$(152,951)	$(680,644)	$(466,231)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(819,354)	$(689,691)	$(2,282,935)	$(2,092,875)
Mining Technical Services	(112,664)	(80,265)	(382,077)	(190,370)
Consolidated Net Income
(Loss) before taxes	$(932,018)	$(769,956)	$(2,665,012)	$(2,283,245)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	Sept. 30,	December 31,
	2005	2004

Current Assets:
Photochemical Fertilizer	$1,415,677	$ 684,754
Mining Technical Services	127,203	157,603
	1,542,880	842,357
Property and Equipment, net:
Photochemical Fertilizer	2,921,758	3,010,749
Mining Technical Services	99,644	122,342
	3,021,402	3,133,091

Other Assets, net:
Photochemical Fertilizer	109,652	52,697
Mining Technical Services	559,183	1,246,824
	668,835	1,299,521

Total Assets:
Photochemical Fertilizer	4,447,087	3,748,200
Mining Technical Services	786,130	1,526,769
Total Segment Assets	5,233,217	5,274,969
Itronics Inc. assets	25,378,053	22,504,867
Less: inter-company elimination	(25,526,316)	(23,631,896)
Consolidated Assets	$5,084,954	$ 4,147,940

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

12. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Losses of $21,911 at September 30, 2005 and $9,568 at December 31, 2004. No gains were reclassified out of accumulated other comprehensive income into earnings during 2005 and no losses were reclassified out of accumulated other comprehensive income into earnings during 2004. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Unrealized holding gains (losses)	$(2,269)	$(2,636)	$(20,312)	$(27,796)
arising during the period
Reclassification adjustment	-	(51,330)	7,969	(316,023)
Other Comprehensive Income (Loss)	$(2,269)	$(53,966)	$(12,343)	$(343,819)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Gross proceeds from sale of securities	$ -	$ 97,251	$10,177	$320,390

Gross gains from sale of securities	$ -	$41,597	$ -	$ 139,399
Gross losses from sale of securities	-	(3,179)	(10,116)	(3,179)
Net Gains (Losses) from sale of Securities	$ -	$ 38,418	$(10,116)	$ 136,220

13. The Company applies APB Opinion 25 in accounting for stock options. The following table shows a comparison of option compensation expense between this method compared to the Fair Market Value method under FASB Statement No. 123. The table also indicates the impact on net loss and loss per share:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Option Compensation Expense:
As reported	$ 6,267	$ 413	$43,379	$ 536
Adjustment for additional expense
for fair value of options	1,588	20,214	5,343	59,632
Pro forma	$ 7,855	$ 20,627	$48,722	$ 60,168

Net Income (Loss):
As reported	$(932,018)	$(769,956)	$(2,665,012)	$(2,283,245)
Adjustment for additional expense
for fair value of options	(1,588)	(20,214)	(5,343)	(59,632)
Pro forma	$(933,606)	$(790,170)	$(2,670,355)	$(2,342,877)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.005)	$(0.005)	$(0.014)	$(0.017)
Pro forma	$(0.005)	$(0.006)	$(0.014)	$(0.017)

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

Results of Operations

We reported consolidated revenues of $243,396 for the quarter ended September 30, 2005, compared to $289,734 for the prior year quarter, a decrease of 16%. The decrease was due to a decrease in Photochemical Fertilizer segment revenue of $20,700, or 8% and to a decrease of

$25,600 in Mining Technical Services segment revenues, a decrease of 68%. The consolidated net loss was $932,018, or $0.005 per share, for the quarter ended September 30, 2005, compared to a net loss of $769,956 or $0.005 per share for the comparable 2004 period, an increased loss of $162,100, or 21%. Consolidated revenues for the first nine months of 2005 were $1,110,697 compared to $1,322,744 for the prior year period, a decrease of 16%. The consolidated net loss was $2,665,012 or $0.014 per share, for the nine months ended September 30, 2005, compared to a net loss of $2,283,245 or $0.017 per share for the comparable 2004 period, an increased loss of 17%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Three months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenues
Fertilizer	$ 107,378	$ 152,230	$ 803,276	$ 858,619
Photochemical recycling	$ 59,699	$ 82,373	$ 101,768	$ 212,016
Silver	$ 64,089	$ 17,285	$ 109,963	$ 81,760
Total Revenue	$ 231,166	$ 251,888	$ 1,015,007	$ 1,152,395
Gross profit (loss)	$ (47,845)	$ (39,434)	$ (69,291)	$ (32,701)
Operating income (loss)	$(514,097)	$(498,312)	$(1,611,904)	$ 1,490,401)
Other income (loss)	$(305,257)	$(191,379)	$ (671,031)	$ (602,474)
Net income (loss) before taxes	$(819,354)	$(689,691)	$(2,282,935)	$(2,092,875)

Total segment revenues for the third quarter of 2005 were approximately $231,200, a decrease of 8% from the prior year third quarter. Total fertilizer sales for the quarter were $107,400 (187 tons), compared to $152,200 (235 tons) for the 2004 third quarter, a decrease of 29% in dollars and a decrease of 20% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $68,400 (94 tons) and $141,200 (220 tons) for the third quarter of 2005 and 2004, respectively, a decrease of 52% in dollars and a decrease of 57% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $31,300 (93 tons) and $6,600 (15 tons) for the third quarter of 2005 and 2004, respectively, an increase of 376% in dollars and 520% in tonnage. The overall decrease is attributable to the late spring season in the Central Valley of California, resulting in a late start to the fall season. We have had a strong fourth quarter so far, with fourth quarter fertilizer sales through November 20, 2005 exceeding the full fourth quarter of 2004 by approximately 33%. Also, as of November 20, 2005, 2005 year to date fertilizer sales now slightly exceed the prior year sales through the same date. Total photochemical recycling revenue for the quarter decreased 28% compared to the third quarter of 2004. The recycling services portion of this revenue decreased 79% on decreased volume of 81%. The decrease is due to the December 2004 mutual termination of recycling services for Shutterfly, Inc., a significant photochemical recycling customer. This decrease was partially offset by $42,000 in sales of two photochemical Silver Concentrators. We are continuing to concentrate our efforts on sales of Photochemical Silver Concentrators. Silver sales increased $46,800, or 271%, from the third quarter of 2004. Sales of all silver or silver bearing products were $63,000 (9,007 ounces) for the quarter, compared to $6,700 (999 ounces) for the 2004 third quarter. This is an increase of 835% in dollars and 802% in ounces. The increase is primarily from increased sales of processed silver bullion due to a combination of increased sales of Chelated Liquid

Multi-nutrient liquid fertilizers, which use a high percentage of photochemical base liquid compared to our other liquid fertilizers, and to progress in making adjustments to our refining process needed to accommodate changing conditions in the recycling process. Cost of sales decreased $12,300 due to a decrease of $16,100 in payroll and related costs. The segment recorded a gross loss of $47,800 for the quarter, compared to a gross loss of $39,400 for the third quarter of 2004, an increased gross loss of $8,400, or 21%.

Segment operating expenses increased $7,400 from the third quarter of 2004. This resulted from a modest increase in sales and marketing expenses.

These factors resulted in a 2005 third quarter segment operating loss of $514,100 compared to a loss of $498,300 for the third quarter of 2004, an increased operating loss of $15,800, or 3%.

Other expenses were $305,300 for the quarter, compared to $191,400 for the 2004 third quarter, an increased expense of $113,900. The increased expense is primarily due to increased interest expense from the third quarter 2005 borrowing of $2,250,000 in callable secured convertible notes and the related discount amortization.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $819,400 for the quarter ended September 30, 2005, compared to a loss of $689,700 for the prior year quarter, an increased loss of $129,700 or 19%.

For the first nine months of 2005, segment revenues were $1,015,000, compared to $1,152,400 for the comparable 2004 period, a decrease of 12%. The decline is due primarily to the prior year mutual termination of a significant photochemical recycling customer. Gross loss for the first nine months of 2005 was $69,300, compared to a gross loss of $32,700 for the comparable prior year period, an increased loss of $36,600. Operating loss for the first nine months of 2005 was approximately $1,611,900 compared to $1,490,400 for the first nine months of 2004, an increased loss of $121,500, or 8%.

Other expense increased $68,600 due to an increase in interest expense related to the third quarter borrowing of $2,250,000 in callable secured convertible notes and the related discount amortization.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,282,900 for the nine months ended September 30, 2005, compared to a loss of $2,092,900 for the prior year period, an increased loss of $190,100 or 9%.

MINING TECHNICAL SERVICES

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenues	$ 12,230	$ 37,846	$ 95,690	$ 170,349
Gross profit (loss)	$ (3,468)	$ (13,353)	$ (12,487)	$ (16,247)
Operating income (loss)	$(111,435)	$(118,693)	$(372,464)	$(326,613)
Other income (expense)	$ (1,229)	$ 38,428	$ (9,613)	$ 136,243
Net income (loss) before taxes	$(112,664)	$ (80,265)	$(382,077)	$(190,370)

Mining technical services revenue was $12,200 for the quarter ended September 30, 2005, compared to $37,800 for the comparable quarter of 2004, a decrease of 68%. The decrease is due to the expiration of the Golden Phoenix Minerals, Inc. consulting contract in March 2005. Cost of sales decreased by $35,500, due primarily to decreases of $24,900 in pass through costs and $7,700 in labor and consulting costs, as we reallocate our resources to research and development. These factors resulted in a third quarter gross loss for the segment of $3,500 compared to a gross loss of $13,400 for the prior year third quarter, a decreased gross loss of $9,900.

In early May 2005 the technical services satellite office was closed due to the winding down of most of the technical service contracts and completion of the majority of the data gathering for the insidemetals.com project, but certain key staff members have been retained. Programming is continuing for insidemetals.com and launch of the website Information Portal occurred in August 2005. Revenues from the website have been nominal to date.

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding photochemical recycling segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the photochemical recycling segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three and nine months ended September 30, 2005 we allocated costs of approximately $45,500 and $144,400, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue well into the fourth quarter of 2005. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed.

Total segment operating expenses for the third quarter of 2005 increased nominally, but research and development costs increased $26,100 due to costs related to developing the insidemetals.com project, which was partially offset by decreases in various other operating expenses.

The combination of these factors resulted in a 2005 third quarter segment operating loss of $111,400, compared to a loss of $118,700 for the third quarter of 2004, a decreased operating loss of $7,300, or 6%.

Other income (loss) for the third quarter of 2005 was a loss of $1,200 compared to a gain of $38,400 for the prior year third quarter. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $112,700 for the quarter ended September 30, 2005, compared to a loss of $80,300 for the prior year quarter, an increased loss of $32,400, or 40%.

For the first nine months of 2005, segment revenue totaled $95,700 compared to $170,300 for the first nine months of 2004, a decrease of 44%. Gross loss for the first nine months of 2005 was $12,500, compared to a gross loss of $16,200 for the comparable prior year period, a decreased gross loss of $3,800. Operating loss for the period was $372,500 compared to an operating loss of $326,600 for the comparable 2004 period, an increased operating loss of $45,900, or 14%. The primary factor contributing to the decline was research and development costs related to the insidemetals.com project.

Other income (loss) for the first nine months of 2005 was a loss of $9,600 compared to a gain of $136,200 for the prior year period. This decrease is due to reduced sales of common shares of Golden Phoenix Minerals, Inc. and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $382,100 for the nine months ended September 30, 2005, compared to a net loss of $190,400 for the prior year period, an increased loss of $191,700.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2005 operating loss of $625,500, compared to $617,000 for the third quarter of 2004, an increased operating loss of $8,500, or 1%. Net loss before taxes for the third quarter 2005 was $932,000 compared to $770,000 for the prior year third quarter, an increased loss of $162,100 or 21%. For the nine month period ended September 30, 2005 the operating loss was $1,984,400 compared to $1,817,000 for the prior year comparable period, an increased operating loss of $167,400, or 9%. Net loss before taxes for the nine months ended September 30, 2005 was $2,665,000 compared to $2,283,200 for the prior year nine month period, an increased loss of $381,800, or 17%.

Changes in Financial Condition; Capitalization

Cash amounted to $702,000 as of September 30, 2005, compared to $(30,800) as of September 30, 2004. Net cash used for operating activities was approximately $1,643,700 for the first nine months of 2005. The cash used for operating activities during the period was financed by a combination of sales of common stock of $570,000 from a private placement of restricted common stock and attached warrants, short term loans from an officer/stockholder of $95,000, short term financing of $125,000, net proceeds of $1,906,200 from the issuance in callable secured convertible notes and $43,500 in inventory and account receivable factoring.

Total assets increased $937,000 during the nine months ended September 30, 2005 to $5,085,000. Current assets increased $815,600 due to increases in cash of $696,800, marketable securities of $83,600 due to receipt of the final billings for services to GPXM in their restricted common stock, and current portion of deferred loan fees of $99,800 due to the callable secured convertible note financing. At September 30, 2005 we owned 567,100 shares of GPXM with a current market value of $109,700. These increases in current assets were partially offset by a decrease in accounts receivable of $86,600, which is primarily attributable to receipt of final payment of amounts due from GPXM. Net property and equipment decreased $112,300 due to depreciation and amortization. Other assets increased $233,800 due to the acquisition of the product rights of the GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock and to an increase in deferred loan fees of $170,500 related to the callable secured convertible note financing.

Current liabilities increased during the nine months ended September 30, 2005 by $1,177,100 and total liabilities decreased by $710,700. Total liabilities decreased due to the conversion into common stock of a total of $867,100 in Convertible Promissory Notes and accrued interest. Total debt was increased by $114,600 from the issuance of $2,250,000 in callable secured convertible notes, net of unamortized discount of $2,135,400 for warrants and the beneficial conversion feature associated with the debt. Changes in current liabilities include increases of $43,500 in account receivable and inventory factoring, $181,600 in accrued management salaries, $47,500 in accrued interest, and $1,818,600 in current maturities of convertible notes and accrued interest. The increase in current maturities of convertible notes is due to the reclassification from long term debt of the 2000 Series Convertible Promissory Notes that were extended to 2006 and are now due within one year of the balance sheet date. These increases were partially offset by decreases of $129,500 in accounts payable, $206,800 in accrued expenses, which reflects payment of all past due federal payroll tax obligations, $465,100 in current maturities of long term debt, which reflects the reclassification of the mortgage obligation on the Stead manufacturing facility to long term debt, and $142,000 in current maturities of capital lease obligations.

Addressing our financial condition, improvements have been made. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $916,600 at September 30, 2005, an improvement of $3,671,300. Excluding the unamortized portion of the discounts related to the callable secured convertible note financing of $2,135,400, the improvement would be $1,535,900. This has been achieved by the conversion of approximately $4.3 million in convertible notes and accrued interest into common stock. One significant area of difficulty for us has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $665,700 at September 30, 2005, a reduction of $528,200. This includes the write off of five leases as debt forgiveness income in 2004 of $187,800.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, working capital decreased by $361,500 to a deficit balance of $3,576,800. The decrease is primarily due to the reclassification from long term debt of a net $1,818,600 in convertible notes and accrued interest, which was partially offset by the various factors in current assets and liabilities discussed above in Changes in Financial Condition; Capitalization.

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan. Our present factoring balances were paid off in November 2005.

A private placement of stock with attached warrants was closed in June 2005, with $570,000 received during the six months ended June 30, 2005. In July 2005 we obtained 8% convertible debt financing for up to $3.25 million, with the final amount dependent upon the filing and effectiveness of a registration statement relating to common shares underlying the convertible debt and warrants issued in the recent financing. As of September 30, 2005, we had completed the first two of three closings and received net proceeds after financing expenses and prepaid interest of $1,726,200. The funding will provide for working capital, manufacturing plant expansion, registration of GOLD’n GRO Guardian fertilizer with the EPA, and debt reduction. It is anticipated that this funding, subject to receiving shareholder approval to increase our authorized shares and having our registration statement declared effective, will provide for our capital needs through March to June 2006, depending on fertilizer sales growth

There has been a long term commitment by officers and other members of management to support the Company by investing funds for our growth. One officer/shareholder has invested a total of $1,423,400 in cash and deferred salary during the period 2001 through September 30, 2005. Two other members of management have deferred salary totaling $567,900 during the same period. Additional members of management invested $62,000 cash in 2003. All such cash and deferred salary that have been invested in our private placements were under the same terms and conditions as all other investors.

The actual rate of growth in fertilizer and the related photochemical and silver sales necessary to achieve profitability is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, the rate of GOLD’n GRO fertilizer adoption in existing and new markets, and the availability of funding to support sales growth.

Growth Plans and Implementation

Our Photochemical Fertilizer Division created the GOLD’n GRO line of liquid fertilizers. The pioneering development work is complete, field trials have been completed on the first products and other field trials are under way.

The Mining Technical Services Division originally provided typical consulting services which required high level technical personnel, including our President, devoted to each project. To reduce our dependence on our President to generate new consulting contracts, while better utilizing our core professional staff, the division is being reconfigured to focus most of its efforts on a global Internet Information Portal – "insidemetals.com". The information portal operates 24 hours per day 7 days per week anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee.

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

Based on our experience to date, it takes approximately two to five years to develop a new fertilizer product, which includes regulatory approval. It typically takes another two to four years to achieve market acceptance of successful products, which includes field trials to demonstrate product effectiveness.

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

In 2004, we began field trials in Idaho, Oregon, and Washington for applications on onions, potatoes, and winter wheat. In the second quarter of 2005, we began field trials in Rhode Island for lawn, landscape, and nursery application. Also in the second quarter, we started several new trials in California for silage corn applications.

A new GOLD'n GRO base liquid nutrition program is now being marketed. The program is called the "Gallon and a Quart" or "4 to 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micro-nutrient used in soil applications. Field demonstrations have shown improved nutrition uptake and crop output under this cost effective program. Marketing of this program over the next two to three years is expected to produce a very substantial increase in the tonnage of GOLD'n GRO fertilizer sales.

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

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered GOLD’n GRO 11-0-0+5% Ca in Nevada and expect to complete registration in California in the fourth quarter of 2005. Sales development is expected to start in the first quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is being delayed to 2006 or 2007 to allow time to complete the introduction of GOLD’n GRO 11-0-0+5% Ca in California and to complete registration in Oregon and other states where it will be sold.

We are developing a new category of repellent fertilizers that are expected to be sold at higher profit margins than our other products. The GOLD’n GRO Guardian deer repellent fertilizer is an example of this type of specialty fertilizer. The U.S. market for deer repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks as well as excellent wintertime effectiveness.

In the second quarter of 2005 we acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product. We now own 100% of all rights related to GOLD’n GRO Guardian. Results of the research of the GOLD’n GRO Guardian deer repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. Currently, this product line is strictly for non-food plant applications.

We believe the users of the GOLD’n GRO deer repellent fertilizer will be upscale homeowners, commercial landscapers, and municipal facilities, and wholesale and retail nurseries. The initial sales center will be in Rhode Island.

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

In 2002 and 2003, we initiated efforts to apply our technology to extract silver from photoliquids to the mining sector. This work will be further expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before quantitative market studies can be completed.

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

As of September 30, 2005 total recorded liabilities of $731,081 including accrued interest to September 30, 2005, were subject to a total of 11 separate lawsuits for the collection of the funds due. These include 8 leases totaling $531,302 (reflected in Current Maturities of Capital Lease Obligations) plus $65,900 in additional interest (reflected in Accrued Interest) and three trade payables totaling $121,263 (reflected in Accounts Payable) plus $12,616 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to four cases originally seeking $423,375; the creditors have received judgments in three of these cases and the fourth is in litigation. We will continue to accrue interest until these cases are settled or paid in full.

  We estimate an additional $10,000 interest may be possible on one case; however, we have not accrued this amount because we do not believe it is likely to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003, and no further contact has taken place since then.

Six other cases, originally seeking $313,305, now have a recorded liability of $204,613. All six cases are under negotiated payment agreements and the payments are current.

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

In August 2005, we issued shares of common stock to the following management employees for accrued interest on their unpaid salaries. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

John W. Whitney, President	371,232 shares valued at $28,263
Michael C. Horsley, Controller	212,538 shares valued at $15,890

In August 2005, we issued an aggregate of 21,444 shares of common stock, valued at $1,664, to one employee for accrued interest on his unpaid salary. Interest is paid at 12% per annum and the share price is calculated monthly using the weighted average of the closing bid prices.

In August 2005, we issued an aggregate of 1,200,000 shares of common stock to John W. Whitney, our President, at $0.075 per share for a total of $90,000 upon the exercise of warrants. Dr. Whitney exercised the warrants by converting $90,000 in short term loans into common stock.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on August 1, 2005. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 21,000 shares of common stock to four of our employees on August 1, 2005. The options are exercisable at $0.15 per share and expire in three years from grant.

During the three months ended September 30, 2005, the accrued interest on the 2000 through 2002 Series Convertible Promissory Notes resulted in the granting of additional options to purchase an aggregate of 601,575 shares of common stock. The options are exercisable at prices ranging from $0.10 to $1.18.

Subsequent to September 30, 2005 we will issue an aggregate of 2,500 shares of common stock valued at $175 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the third quarter of 2005.

On July 15, 2005, we entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for up to an aggregate amount of (i) $3,250,000 in secured convertible notes, and (ii) warrants to purchase 3,000,000 shares of our common stock (the "Financing"). The Financing will be completed in three separate closings. The first closing consisted of gross proceeds of $1,250,000 less financing costs and payment of existing debt totaling $383,800 for net proceeds of $866,200. The second closing of the Financing took place after we filed the registration statement required to be filed pursuant to a certain Registration Rights Agreement. Upon filing of the registration statement, we received gross proceeds of $1,000,000 less financing costs of $140,000 for net proceeds of $860,000. The third closing of the Financing will occur within five (5) business days after we have caused the Securities and Exchange Commission to declare the registration statement effective. In the third closing, we will receive gross proceeds of $1,000,000.

The Investors received three year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received five year warrants to purchase a total of 2,076,923 shares of our common stock at an exercise price of $0.15 per share. The Investors will receive warrants to acquire an additional 923,077 shares of our common stock at an exercise price $0.15 per share at the remaining additional closing of the Financing.

As part of a finder’s fee, the Placement Agent for the above Financing, Confin International, was granted a five year warrant to purchase a total of 240,000 shares of our common stock at an exercise price of $0.15 per share. The warrant will be issued after the final closing of the Financing.

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

Item 3. Defaults Upon Senior Securities

In addition to the leases that are subject to litigation, there are four leases, with a recorded liability of $188,255, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred on these leases. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

In 2003 an offer was made to extend the Series 2000 Convertible Promissory Notes. The holders of $80,000 of the Notes have not responded to the offer and that amount, plus $59,351 in accrued interest, remains in default.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 31.1        CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                         302 OF THE SARBANES-OXLEY ACT OF 2002                  32

     Exhibit 31.2         CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                         302 OF THE SARBANES-OXLEY ACT OF 2002                  34

     Exhibit 32           CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                         PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                         PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                         OF 2002                                                36

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended September 30, 2005:
July 20, 2005	Announced the signing of a $3.25 million callable secured
convertible note financing.

August 8, 2005	Announced second quarter and year to date fertilizer sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              ITRONICS INC.

DATED: November 21, 2005                          By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 21, 2005                          By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                    (Principal Executive Officer)

DATED: November 21, 2005                          By:/S/MICHAEL C. HORSLEY

                                                    Michael C. Horsley

                                                    Controller

                                                    (Principal Accounting Officer)