Form 10KSB/A
period 2004-12-31
ITRONICS INC
filed 2006-01-06
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB/A

AMENDMENT NO. 2

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

  We estimate an additional $58,500 interest may be reasonably possible on other cases; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if we are able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event we have not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

-discuss our future expectations;

-contain projections of our future results of operations or of our financial condition; and

     -state other "forward-looking" information.

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

Results of Operations

The primary factors affecting our revenue fluctuation between periods in fertilizer sales are seasonality and weather conditions. Sales are greater during the growing season, and are negatively affected by cold winter weather and rainy weather. In most of our markets there are two primary fertilization seasons, spring and fall, with spring being the stronger of the two.

The spring season generally starts in March and goes through June and the fall season generally starts in September and runs into December. Adverse weather conditions delay the start of, or can significantly shorten, a growing season. Farmers do not fertilize their crops in rainy or cold weather; therefore they do not buy fertilizer; consequently, our distributor does not buy fertilizer from us. Additionally, we have experienced varying lengths of time for acceptance in the market of our new fertilizer products; farmers are inherently very slow to accept new products so market penetration time can be lengthy. Our short history in the fertilizer market demonstrates that new products, if successful, obtain meaningful sales typically between two and four years after product launch.

The primary factors affecting the revenue fluctuation between periods in photochemical recycling revenue are our need to acquire this material for use in fertilizer production and our ability to store this material until it is needed. We have an unusual business model in that we need to sell our photowaste management services in order to acquire a raw material necessary for the production of our fertilizer products, as opposed to purchasing it from suppliers as most businesses do. Our management goal is to combine the incoming volume of photowastes with existing stored photowastes to meet the peaks in demand for fertilizer products. In the liquid fertilizer industry, the practice of both our distributor and the ultimate consumer, the farmer, is to purchase fertilizer on a just in time basis, to minimize their storage requirements and related costs. For this same reason, we process our photowastes as needed for fertilizer production. Because of this, the need to seek new customers to expand the service side of our business is driven by fertilizer sales. There is also a seasonal factor in the consumer photography portion of our photowaste management services business, with the Christmas holiday season being the busiest, followed by the early summer, school graduation period. At present volumes of photowaste, this is not a significant factor, but it could become one as we grow.

The primary factor affecting the revenue fluctuation between periods in sales of silver bullion is our dependence on the timing of processing used photochemical wastes, which is primarily dependent on fertilizer manufacturing and related sales. Our silver in solution is separated from the photowaste materials during processing of the photowastes for use in fertilizer manufacturing. As described above, the timing of processing of photowastes is dependent on fertilizer sales, therefore sales of silver bullion is also dependent on the level of fertilizer sales. Market price changes will also contribute to silver revenue fluctuations by increasing or decreasing revenues depending on whether the silver price increases or decreases.

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

In December 2004, photochemical recycling services provided to Shutterfly, Inc. were discontinued by mutual agreement; the photochemical volume from this customer had been growing so rapidly that the supply was exceeding our need for the chemicals in fertilizer manufacturing, resulting in storage costs and plant inefficiencies. Shutterfly accounted for $201,300 or 59% of 2004 photochemical recycling revenue. Due to the nature of our business, our photochemical recycling customers supply the used photochemical raw material needed for fertilizer manufacturing. Shutterfly supplied 65% of this raw material received in 2004. Based on 2004 usage of used photochemicals to manufacture fertilizer, our other customers supplied an overall 56% of the photochemicals needed to produce the fertilizer manufactured in 2004; so if we are unable to find new photowaste customers to replace Shutterfly, future fertilizer sales would be limited to approximately that level of 2004 fertilizer sales once our inventory of used photochemicals is depleted. It should be noted that this is only a rough estimate of future fertilizer production levels as we receive different types of photochemical raw materials from different customers, which are used in varying amounts in the fertilizer products, each fertilizer product uses a varying proportion of used photochemicals, and as we continue to improve our fertilizer products, the proportion of used photochemical in each product may change.

We previously developed statistical information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 200 million gallons of liquid fertilizer products, or about 1 million tons, so we believe the raw material is available in the market to meet future manufacturing needs. We estimate that current supplies of photochemical raw material in storage at our manufacturing plant, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs for the next twelve to eighteen months, depending on fertilizer sales volumes.

We are in contact with both small and large photochemical generators, and are actively marketing Photochemical Silver Concentrators. The concentrators allow us to receive the raw materials needed to manufacture our fertilizer in much smaller volume, resulting in a higher content of chemicals desirable for fertilizer manufacturing, reducing the storage problems we were facing. The Photochemical Silver Concentrators are manufactured under contract by a third party to meet the specifications of each customer. Concentrators typically sell for $20,000 to $200,000, so part of the loss in photochemical recycling service revenues is expected to be offset by growth in Photochemical Silver Concentrator sales in future years. By using a third party manufacturer to produce the Concentrators, we are outsourcing the fixed and variable costs that are associated with assembling them. Primarily, these are the facilities space needed to assemble the various parts and the specialized equipment and labor required for the assembly. Generally, we have self financed the production of Concentrators sold in the past. In the future, we anticipate that non-governmental customers will advance the funds necessary to acquire the parts and labor needed to produce the Concentrators. For our most recent governmental customer, we borrowed the funds needed to fulfill the contract from an unrelated individual. We anticipate using similar arrangements for future Concentrators sold to governmental customers.

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

Total assets decreased from $4,440,500 at December 31, 2003 to $4,147,900 at December 31, 2004. Current assets decreased $88,300, net property and equipment decreased $38,900, and other assets decreased $165,300. The primary changes in current assets were a decrease in marketable securities of $387,100 due to the sale of GPXM and other stock, an increase in accounts receivable of $92,400 due to a one-time billing on the GPXM consulting contract, an increase of $146,200 in inventory due primarily to the build-up of unprocessed silver in photochemical solutions, and an increase in prepaid expenses of $89,400 due to corporate marketing contracts. We are actively selling our GPXM shares to assist with our working capital needs. Our investment in GPXM stock decreased to a total value of $26,200 at December 31, 2004, all of which is classified in current assets.

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

Working Capital/Liquidity

During the year ended December 31, 2004, the working capital deficit was reduced by $422,200 to a deficit balance of $3,229,500`. $665,300 of the improved working capital is due to a net reduction in convertible notes payable and accrued interest due to the conversion of convertible promissory notes into restricted common stock. This improvement was partially offset by increases in various current liabilities as discussed above. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. The cash shortage is a result of two factors. First, fertilizer sales in 2004 and prior years did not expand to the extent anticipated, so operating losses were not reduced as much as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not available between October 2001 and May 2002 due to a Securities and Exchange Commission rule change that necessitated renegotiating the contract with Swartz and filing a new registration statement which was filed and became effective on April 30, 2002. The Swartz agreement expired on February 27, 2004. During the years ended December 31, 2004 and 2003, $-0- and $119,600, respectively, were received under the Swartz agreement. The Swartz equity funding was not able to function to meet the Company’s ongoing working capital needs, so private placements of stock with attached three year warrants have been undertaken since the fourth quarter of 2002. $843,500 and $703,500 was raised from private placements during 2004 and 2003, respectively. In addition, the Company sold GPXM and other shares during the year ended December 31, 2004, raising a total of $356,100 and $235,000 was received from the exercise of warrants. For 2003, sale of GPXM shares raised $786,400 and $185,800 was received from the exercise of warrants. Subsequent to December 31, 2004 the Company has received $560,000 from the private placement and $6,000 from the sale of GPXM stock.

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

/S/ Cacciamatta Accountancy Corporation

Irvine, California

May 19, 2005

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
CURRENT ASSETS
Cash	$ 5,180	$ 34,499
Accounts receivable, less allowance for
doubtful accounts, 2004, $5,700;
2003, $5,700	188,805	96,384
Marketable securities, available for sale	26,180	413,240
Inventories	571,704	425,525
Prepaid expenses	142,509	53,073
Total Current Assets	934,378	1,022,721

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	121,171	102,203
Equipment and furniture	2,071,998	1,861,917
Vehicles	133,028	133,028
Equipment under capital lease-equipment and furniture	1,008,432	989,015
Equipment under capital lease-vehicles	87,672	87,672
	4,804,616	4,556,150
Less: Accumulated depreciation and amortization	1,670,668	1,383,307
	3,133,948	3,172,843
OTHER ASSETS
Intangibles less accumulated amortization 2004, $26,011;
2003, $25,963	8,435	8,483
Marketable securities, available for sale	-	120,000
Deferred loan fees, less accumulated amortization 2004,
$203,288; 2003, $162,056	48,654	89,886
Deposits	22,525	26,575
	79,614	244,944
	$4,147,940	$4,440,508

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2004	2003
CURRENT LIABILITIES
Accounts payable	$ 609,795	$ 517,989
Accrued management salaries	389,127	218,185
Accrued expenses	398,731	213,295
Insurance contracts payable	15,048	9,458
Interest payable on stockholder advances	6,307	42,876
Interest payable	204,909	174,728
Current maturities of long-term debt	522,845	537,031
Current maturities of capital lease obligations	807,746	994,456
Current maturities of advances from stockholders	161,525	248,168
Current maturities of capital lease due stockholder	5,420	4,869
Current maturities of convertible notes and accrued interest	1,020,946	1,686,286
Other	21,429	27,056
Total Current Liabilities	4,163,828	4,674,397

LONG-TERM LIABILITIES
Long-term debt, less current maturities	97,022	123,059
Convertible promissory notes	1,517,000	2,376,100
Accrued interest, convertible notes	925,216	879,126
Capital lease obligations, less current maturities	-	75,391
Capital lease due stockholder, less current maturities	9,144	14,117
Total Long-Term Liabilities	2,548,382	3,467,793
Commitments and Contingencies	-	-
	6,712,210	8,142,190

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2004, 0 shares; 2003, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2004, 164,863,938; 2003, 122,373,953	164,864	122,374
Additional paid-in capital	19,438,213	15,234,212
Accumulated deficit	(22,944,959)	(20,105,087)
Common stock to be issued	786,426	672,255
Accumulated other comprehensive income	(9,568)	374,346
Common stock options outstanding, net	754	218
	(2,564,270)	(3,701,682)
	$4,147,940	$4,440,508

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	2004	2003
REVENUES
Photochemical fertilizer	$1,422,929	$ 936,913
Mining technical services	297,120	331,874
Total Revenues	1,720,049	1,268,787

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	1,457,616	1,119,831
Mining technical services	230,137	308,809
Total Cost of Revenues	1,687,753	1,428,640

Gross Profit (Loss) (exclusive of
depreciation and amortization shown
separately below)	32,296	(159,853)
OPERATING EXPENSES
Depreciation and amortization	325,404	336,738
Research and development	165,083	69,353
Sales and marketing	971,988	739,043
Delivery and warehousing	78,565	47,211
General and administrative	897,882	841,747
	2,438,922	2,034,092
Operating (Loss)	(2,406,626)	(2,193,945)

OTHER INCOME (EXPENSE)
Interest	(790,027)	(965,071)
Gain on sale of investments	168,937	449,606
Other	187,844	(42,881)
Total Other Income (Expense)	(433,246)	(558,346)
(Loss) before provision for income tax	(2,839,872)	(2,752,291)
Provision for income tax	-	-
Net Income(Loss)	(2,839,872)	(2,752,291)
Other comprehensive income
Unrealized gains on securities	(383,914)	132,693
Comprehensive Income (Loss)	$(3,223,786)	$(2,619,598)
Weighted average number of shares outstanding,
basic and diluted	141,941,235	103,994,400
Earnings (Loss) per share, basic and diluted	$(0.020)	$ (0.026)

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

Marketable Securities:

The Company maintains investments in marketable securities, received as payment from one technical services customer. All of these equity securities are available for sale and are recorded at fair value. The change in fair value is recorded as an unrealized gain or loss in other comprehensive income. Upon sale of the security, the company recognizes a realized gain or loss, based on specific identification of security sold. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

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

Accounts Receivable and Inventory Factoring:

The Company factors some of its receivables and inventory with unrelated third parties. A liability is recorded when cash is received; interest is recorded over the period the liability is outstanding. The liability and accrued interest is repaid within a day or two of when the Company is paid by the customer. Interest rates range from 2 to 3% per month, or 24 to 36% annually. Additionally, while the Company does not have any formal limits on the amounts it can factor, typically no more than $120,000 in assets is factored at any given time.

Property and Equipment:

Property and equipment are stated at cost. Costs associated with creating website content and graphics are capitalized under EITF 00-2, "Accounting for Web Site Development Costs." Depreciation is computed by accelerated and straight-line methods. Capital lease equipment is amortized using accelerated and straight-line methods. Accumulated amortization on capital lease equipment is $474,340 and $376,996 at December 31, 2004 and 2003, respectively. Property and equipment is depreciated or amortized over the following periods.

Building and improvements	20 - 40 years
Equipment and furniture	5 - 20 years
Vehicles	5 years
Equipment under capital lease-equipment and furniture	5 - 20 years
Equipment under capital lease-vehicles	5 years

Repairs and maintenance, including website maintenance and administration, are charged to operations as incurred.

Intangible Assets:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Intangible assets are amortized by the straight-line method over the following lives:

YEARS
Patents	17
Deferred loan fees	3-5

Estimated aggregate amortization expense for the succeeding five years is:

2005	$14,244
2006	3,949
2007	3,255
2008	3,255
2009	3,255

Research and Development:

Wages, benefits, rent, and other costs, including costs to plan and populate databases and content on our web site development costs are expensed as incurred as research and development in accordance with SFAS 7 Accounting for Research and Development Costs, and EITF 00-2 Accounting for Web Site Development Costs.

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

Non-monetary Transactions:

  The Company periodically enters into non-monetary transactions.  These transactions are recorded based on the fair value of the asset, goods or services received or surrendered, whichever is more clearly evident and at such time as the earnings process is complete.  When material non-monetary transactions occur, the Company discloses the transaction and basis for valuing the transaction in the period the transaction occurs. Additionally, pursuant to SFAS No. 95, "Statement of Cash Flows," the Company discloses non-cash investing and financing activities.

Contingencies:

From time to time, the Company may become party to claims against it. Management evaluates these claims as they arise as probable, reasonably possible and remote. A liability is recorded when management estimates a loss is probable. Potential costs that arise are disclosed when management believes a loss is reasonably possible and that amount can be estimated.

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

During 2004 Dr. Whitney loaned WWI 103,765 shares of GPXM stock at a value of $28,276. The loaned shares were sold by WWI for $25,097, for a realized loss of $3,179. The loan was repaid in 2004 by conversion into the Company’s restricted common stock when Dr. Whitney exercised warrants he acquired in 2003. During the first quarter of 2002 Dr. Whitney loaned WWI 600,000 shares of GPXM stock at a value of $105,000. The loaned shares were sold by WWI for $83,045, for a realized loss of $21,955. In 2002, WWI repaid 416,463 of the GPXM shares out of shares owned by it at a value of $72,881 and a realized gain of $35,587. During 2003 the remaining balance of the loan and accrued interest was paid by a combination of 87,283 GPXM shares, 250,000 shares of other marketable securities, and 150,461 Company restricted common shares. The portion of the loan paid in Company shares was converted into the $0.08 per share Private Placement under the same terms and conditions as other investors, including an equal number of three year warrants. WWI realized a net gain of $19,369 on the transaction.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2004		2003
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 4,370	$ 420	$ 6,249	$ 25,753
Accounts receivable, net	73,339	115,466	71,197	25,187
Marketable securities	-	26,180	-	413,240
Inventories	569,878	1,826	423,699	1,826
Prepaid expenses	23,015	13,711	39,371	3,049
	670,602	157,603	540,516	469,055
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,026,356	-	1,058,798	-
Construction in progress,
manufacturing facility	121,171	-	102,203	-
Equipment and furniture	1,116,920	25,601	1,021,596	54,054
Vehicles	7,136	-	21,501	-
Equipment under capital lease- equipment and furniture	503,772	81,522	542,133	105,603
Equipment under capital lease- Vehicles	20,394	15,219	29,816	19,567
	3,010,749	122,342	2,991,047	179,224

Other Assets, net
Patents, trademarks, and other	8,435	-	8,483	-
Marketable securities	-	-	-	120,000
Inter-company investments/loans	-	1,234,257	-	1,782,550
Deposits	9,760	12,567	11,180	15,197
Deferred loan fees	48,654	-	85,347	4,539
	66,849	1,246,824	105,010	1,922,286
	$3,748,200	$1,526,769	$ 3,636,573	$2,570,565

Reconciliation of segment assets to consolidated assets:

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

  The Company estimates an additional $58,500 interest may be reasonably possible on other cases; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if the Company is able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event the Company has not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

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

                                             ITRONICS INC.

Date: January 6, 2006                     By: /S/ JOHN W. WHITNEY

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

Date: January 6, 2006                      By: /S/ JOHN W. WHITNEY

                                             John W. Whitney

                                             President, Treasurer and Director

                                             (Principal Executive and Financial

                                             Officer)

Date: January 6, 2006                     By: /S/ MICHAEL C. HORSLEY

                                             Michael C. Horsley

                                             Controller

                                             (Principal Accounting Officer)

Date: January 6, 2006                      By: /S/ HOWLAND S. GREEN

                                             Howland S. Green

                                             Director