Form 10QSB/A
period 2005-03-31
ITRONICS INC
filed 2006-01-06
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB/A

AMENDEMENT NO. 2

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	312,723	188,805
Marketable securities, available for sale	11,901	26,180
Inventories	557,582	571,704
Prepaid expenses	226,389	142,509
Total Current Assets	1,108,595	934,378

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	130,071	121,171
Equipment and furniture	2,071,998	2,071,998
Vehicles	133,028	133,028
Equipment under capital lease-equipment and furniture	1,008,432	1,008,432
Equipment under capital lease-vehicles	87,672	87,672
	4,813,516	4,804,616
Less: Accumulated depreciation and amortization	1,732,411	1,670,668
	3,081,105	3,133,948
OTHER ASSETS
Intangibles, net of amortization	8,423	8,435
Deferred loan fees, net of amortization	44,967	48,654
Deposits	22,525	22,525
	75,915	79,614
	$4,265,615	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 60,598	$ -
Accounts payable	634,662	609,795
Accrued management salaries	448,799	389,127
Accrued expenses	312,428	398,731
Insurance contracts payable	32,249	15,048
Interest payable on stockholder advances	11,682	6,307
Interest payable	211,099	204,909
Current maturities of long-term debt	517,330	522,845
Current maturities of capital lease obligations	784,536	807,746
Current maturities of advances from an officer/stockholder	181,525	161,525
Current maturities of capital lease due stockholder	5,420	5,420
Current maturities of convertible notes and accrued interest	2,727,496	1,020,946
Other	25,179	21,429
Total Current Liabilities	5,953,003	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	94,380	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	7,551	9,144
Total Long-Term Liabilities	101,931	2,548,382
	6,054,934	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
191,182,367 at March 31, 2005; 164,863,938 at
December 31, 2004	191,182	164,864
Additional paid-in capital	21,261,496	19,438,213
Accumulated deficit	(23,858,564)	(22,944,959)
Common stock to be issued	601,670	786,426
Accumulated other comprehensive income (loss)	(18,450)	(9,568)
Common stock options outstanding, net	33,347	754
	(1,789,319)	(2,564,270)
	$4,265,615	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
REVENUES
Photochemical fertilizer	$260,174	$ 326,996
Mining technical services	49,799	79,844
Total Revenues	309,973	406,840

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	302,338	362,635
Mining technical services	48,770	77,938
Total Cost of Revenues	351,108	440,573
Gross Profit (Loss) (exclusive of
depreciation and amortization
shown separately below)	(41,135)	(33,733)

OPERATING EXPENSES
Depreciation and amortization	65,442	78,111
Research and development	80,736	21,103
Sales and marketing	280,837	214,285
Delivery and warehousing	18,083	17,606
General and administrative	259,635	212,775
Total Operating Expenses	704,733	543,880
Operating (Loss)	(745,868)	(577,613)

OTHER INCOME (EXPENSE)
Interest expense	(164,052)	(208,770)
Gain (loss) on sale of investments	(3,685)	75,758
Other	-	8
Total Other Income (Expense)	(167,737)	(133,004)

Income (Loss) before provision for income tax	(913,605)	(710,617)
Provision for income tax	-	-
Net Income(Loss)	(913,605)	(710,617)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(8,882)	(184,754)
Comprehensive Income (Loss)	$(922,487)	$(895,371)

Weighted average number of shares
Outstanding (1,000’s)	174,495	127,541
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.006)

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

  The Company estimates an additional $60,600 interest may be reasonably possible on other cases; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if the Company is able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event the Company has not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2005	2004

Current Assets:
Photochemical Fertilizer	$ 804,646	$ 670,602
Mining Technical Services	150,724	157,603
	955,370	828,205

Property and Equipment, net:
Photochemical Fertilizer	2,965,688	3,010,749
Mining Technical Services	114,776	122,342
	3,080,464	3,133,091

Other Assets, net:
Photochemical Fertilizer	63,150	66,849
Mining Technical Services	969,614	1,246,824
	1,032,764	1,313,673

Total Assets:
Photochemical Fertilizer	3,833,484	3,748,200
Mining Technical Services	1,235,114	1,526,769
Total Segment Assets	5,068,598	5,274,969
Itronics Inc. assets	23,199,803	22,504,867
Less: inter-company elimination	(24,002,786)	(23,631,896)
Consolidated Assets	$ 4,265,615	$ 4,147,940

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

Total assets increased during the three months ended March 31, 2005 by $117,700 to $4,265,600. Current assets increased $174,200 due to increases in accounts receivable of $123,900 and $83,900 in prepaid expenses. The increase in accounts receivable is due to a significant percentage of fertilizer sales for the quarter occurring in March, as opposed to being spread relatively evenly throughout the quarter. Prepaid expenses increased due to a combination of extensions of corporate marketing and consulting contracts and prepayment of raw material inventory. Net property and equipment decreased $52,800 due to depreciation and amortization. Other assets decreased nominally. At March 31, 2005 the Company owned 113,300 shares of GPXM with a current market value of $11,900. During the three months ended March 31, 2005 the Company sold 22,000 GPXM shares, with total net proceeds of $4,200.

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

III. Working Capital/Liquidity

During the three months ended March 31, 2005, working capital decreased by $1,615,000 to a deficit balance of $4,844,400. The decrease is due to the reclassification from long term debt of a net $1,706,600 in convertible notes and accrued interest. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. Other factors limiting cash liquidity include fertilizer sales not expanding at the rate originally anticipated, so operating losses were not reduced as much as expected and the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) expiring in February 2004. A private placement of stock with attached warrants is continuing, with $560,000 received during the three months ended March 31, 2005.

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan. The arrangement is with unrelated individuals, carries interest at 2% to 3% per month, and is generally limited to $120,000 at any one time. The lenders are secured by a blanket UCC on specified inventory items. A UCC form is also filed for individual invoices to further secure the lender.

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

We estimate an additional $60,600 interest may be reasonably possible on other cases; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to six cases. In one case, there is a negotiated payment agreement with a remaining balance of approximately $19,500. Our last payment was made in December 2004 and no contact or other collection action has been taken since then. A second case, claiming $35,210, was filed in March 2003. No contact or other collection action has taken place since then. A third case, seeking $171,853, is being actively negotiated by legal counsel and a settlement offer to pay the balance over approximately 46 months has been received. The remaining three cases, seeking a total of $181,672, are being actively negotiated with a local law firm. It has been our experience that if we are able to pay an account in full, the creditor will accept a discount, in some cases a substantial discount, to get the case settled. In the event we have not been able to fully pay a claim, creditors have been willing to accept extended payment terms.

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

                                            ITRONICS INC.

DATED: January 6, 2006                      By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: January 6, 2006                      By: /S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive Officer)

DATED: January 6, 2006                      By: /S/MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)