Form 10QSB/A
period 2005-06-30
ITRONICS INC
filed 2006-01-06
CIK 825203

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$ -	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	152,035	188,805
Marketable securities, available for sale	112,004	26,180
Inventories	583,488	571,704
Prepaid expenses	120,135	142,509
Total Current Assets	967,662	934,378

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	136,921	121,171
Equipment and furniture	2,077,587	2,071,998
Vehicles	133,028	133,028
Equipment under capital lease-equipment and furniture	1,008,432	1,008,432
Equipment under capital lease-vehicles	87,672	87,672
	4,825,955	4,804,616
Less: Accumulated depreciation and amortization	1,794,154	1,670,668
	3,031,801	3,133,948
OTHER ASSETS
Intangibles, net of amortization	79,911	8,435
Deferred loan fees, net of amortization	46,280	48,654
Deposits	22,525	22,525
	148,716	79,614
	$4,148,179	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Bank overdraft	$ 30,208	$ -
Accounts payable	590,709	558,566
Account receivable and inventory factoring	144,310	51,229
Accrued management salaries	528,799	389,127
Accrued expenses	322,083	398,731
Insurance contracts payable	34,327	15,048
Interest payable on stockholder advances	14,421	6,307
Interest payable	262,659	204,909
Current maturities of long-term debt	179,222	522,845
Current maturities of capital lease obligations	768,723	807,746
Current maturities of advances from an officer/stockholder	246,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,760,504	1,020,946
Other	30,679	21,429
Total Current Liabilities	5,918,769	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	549,735	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	6,326	9,144
Total Long-Term Liabilities	556,061	2,548,382
	6,474,830	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
194,339,788 at June 30, 2005; 164,863,938 at
December 31, 2004	194,340	164,864
Additional paid-in capital	21,475,837	19,438,213
Accumulated deficit	(24,677,953)	(22,944,959)
Common stock to be issued	663,242	786,426
Accumulated other comprehensive income (loss)	(19,642)	(9,568)
Common stock options outstanding, net	37,525	754
	(2,326,651)	(2,564,270)
	$4,148,179	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES
Photochemical fertilizer	$ 523,667	$ 573,511	$ 783,841	$ 900,507
Mining technical services	33,661	52,659	83,460	132,503
Total Revenues	557,328	626,170	867,301	1,033,010

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	502,949	531,139	805,287	893,774
Mining technical services	43,709	57,459	92,479	135,397
Total Cost of Revenues	546,658	588,598	897,766	1,029,171
Gross Profit (Loss) (exclusive of
depreciation and amortization
shown separately below)	10,670	37,572	(30,465)	3,839

OPERATING EXPENSES
Depreciation and amortization	65,442	79,338	130,884	157,449
Research and development	52,920	27,808	133,656	48,911
Sales and marketing	244,434	269,122	525,271	483,407
Delivery and warehousing	34,908	34,275	52,991	51,881
General and administrative	225,934	249,425	485,569	462,200
Total Operating Expenses	623,638	659,968	1,328,371	1,203,848
Operating (Loss)	(612,968)	(622,396)	(1,358,836)	(1,200,009)

OTHER INCOME (EXPENSE)
Interest expense	(201,722)	(202,325)	(365,774)	(411,095)
Gain (loss) on sale of investments	(6,431)	22,044	(10,116)	97,802
Other	1,732	5	1,732	13
Total Other Income (Expense)	(206,421)	(180,276)	(374,158)	(313,280)
Income (Loss) before provision for income tax	(819,389)	(802,672)	(1,732,994)	(1,513,289)
Provision for income tax	-	-	-	-
Net Income(Loss)	(819,389)	(802,672)	(1,732,994)	(1,513,289)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(1,192)	(105,099)	(10,074)	(289,853)
Comprehensive Income (Loss)	$(820,581)	$ (907,771)	$(1,743,068)	$(1,803,142)

Weighted average number of shares
Outstanding (1,000’s)	192,661	137,761	183,628	132,651
Earnings (Loss) per share, basic
and diluted	$(0.004)	$(0.006)	$(0.009)	$(0.011)

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

  The Company estimates an additional $48,600 interest may be reasonably possible on other cases; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to four cases, three of which, originally seeking a total of $181,672, are presently in settlement negotiations with creditors’ counsel. An offer to settle the three cases for less than our recorded liability has been received; if we accept the offer, the Company will incur a small gain. The fourth case, seeking $35,210, was filed in March 2003, and no further contact has taken place since then. During the third quarter of 2005, we paid off one suit totaling $36,626 including interest and costs of $17,200 that had not been accrued;  this loss will be recorded in the third quarter.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

The Company has six other cases that it deems to have a remote possibility of incurring an additional unrecorded loss. As of June 30, 2005, the Company was delinquent on these six cases with a recorded liability of $95,383. All six have since been brought current.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2005	2004

Current Assets:
Photochemical Fertilizer	$753,788	$ 670,602
Mining Technical Services	129,433	157,603
	883,221	828,205

Property and Equipment, net:
Photochemical Fertilizer	2,924,166	3,010,749
Mining Technical Services	107,210	122,342
	3,031,376	3,133,091

Other Assets, net:
Photochemical Fertilizer	130,951	66,849
Mining Technical Services	826,117	1,246,824
	957,068	1,313,673

Total Assets:
Photochemical Fertilizer	3,808,905	3,748,200
Mining Technical Services	1,062,760	1,526,769
Total Segment Assets	4,871,665	5,274,969
Itronics Inc. assets	23,373,109	22,504,867
Less: inter-company elimination	(24,096,595)	(23,631,896)
Consolidated Assets	$ 4,148,179	$ 4,147,940

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

Total assets increased nominally during the six months ended June 30, 2005 to $4,148,200. Current assets increased $33,300 due to an increase in marketable securities of $85,800 due to receipt of the final billings for services to GPXM in their restricted common stock. At June 30, 2005 we owned 567,100 shares of GPXM with a current market value of $112,000. Net property and equipment decreased $102,100 due to depreciation and amortization. Other assets increased $68,500 due to the acquisition of the product rights of the GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock.

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

Liquidity and Capital Resources

During the six months ended June 30, 2005, working capital decreased by $1,721,700 to a deficit balance of $4,951,100. The decrease is primarily due to the reclassification from long term debt of a net $1,739,600 in convertible notes and accrued interest. We have had limited cash liquidity since the third quarter of 2000.

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan. The arrangement is with unrelated individuals, carries interest at 2% to 3% per month, and is generally limited to $120,000 at any one time. The lenders are secured by a blanket UCC on specified inventory items, which is on file with the State of Nevada. A UCC form is also filed for individual invoices to further secure the lender.

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

  We estimate an additional $48,600 interest may be reasonably possible on other cases; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to four cases, three of which, originally seeking a total of $181,672, are presently in settlement negotiations with creditors’ counsel. An offer to settle the three cases for less than our recorded liability has been received; if we accept the offer, the Company will incur a small gain. The fourth case, seeking $35,210, was filed in March 2003, and no further contact has taken place since then. During the third quarter of 2005, we paid off one suit totaling $36,626 including interest and costs of $17,200 that had not been accrued; this loss will be recorded in the third quarter.

We have six other cases that we deem to have a remote possibility of incurring an additional unrecorded loss. As of June 30, 2005, we were delinquent on these cases with a recorded liability of $95,383. All six have since been brought current.

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

                                                  President

                                                  (Principal Executive Officer)

DATED: January 6, 2006                        By: /S/MICHAEL C. HORSLEY

                                                  Michael C. Horsley

                                                  Controller

                                                  (Principal Accounting Officer)