Form 10QSB/A
period 2005-09-30
ITRONICS INC
filed 2006-01-06
CIK 825203

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$702,014	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	102,187	188,805
Marketable securities, available for sale	109,735	26,180
Inventories	567,834	571,704
Prepaid expenses	168,429	142,509
Total Current Assets	1,650,199	934,378

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	178,921	121,171
Equipment and furniture	2,087,140	2,071,998
Vehicles	194,733	133,028
Equipment under capital lease-equipment and furniture	1,008,432	1,008,432
Equipment under capital lease-vehicles	21,741	87,672
	4,873,282	4,804,616
Less: Accumulated depreciation and amortization	1,851,671	1,670,668
	3,021,611	3,133,948
OTHER ASSETS
Intangibles, net of amortization	77,051	8,435
Deferred loan fees, net of amortization	318,881	48,654
Deposits	17,212	22,525
	413,144	79,614
	$5,084,954	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$ 429,041	$ 558,566
Account receivable and inventory factoring	94,777	51,229
Accrued management salaries	570,771	389,127
Accrued expenses	191,968	398,731
Insurance contracts payable	27,309	15,048
Interest payable to officer/stockholders	12,917	6,307
Interest payable	252,454	204,909
Current maturities of long-term debt	57,779	522,845
Current maturities of capital lease obligations	665,697	807,746
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,839,502	1,020,946
Other	31,621	21,429
Total Current Liabilities	5,340,961	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	541,045	97,022
Callable secured convertible notes, net of unamortized
discount of $2,135,418	114,582	-
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	4,965	9,144
Total Long-Term Liabilities	660,592	2,548,382
	6,001,553	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
196,907,628 at September 30, 2005; 164,863,938 at
December 31, 2004	196,908	164,864
Additional paid-in capital	23,895,053	19,438,213
Accumulated deficit	(25,609,971)	(22,944,959)
Common stock to be issued	579,530	786,426
Accumulated other comprehensive income (loss)	(21,911)	(9,568)
Common stock options outstanding, net	43,792	754
	(916,599)	(2,564,270)
	$5,084,954	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
REVENUES
Photochemical fertilizer	$ 231,166	$ 251,888	$1,015,007	1,152,395
Mining technical services	12,230	37,846	95,690	170,349
Total Revenues	243,396	289,734	1,110,697	1,322,744
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	279,011	291,322	1,084,298	1,185,096
Mining technical services	15,698	51,199	108,177	186,596
Total Cost of Revenues	294,709	342,521	1,192,475	1,371,692
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	(51,313)	(52,787)	(81,778)	(48,948)

OPERATING EXPENSES
Depreciation and amortization	81,834	82,119	212,718	239,568
Research and development	64,313	45,338	197,969	94,249
Sales and marketing	214,325	215,549	739,596	698,956
Delivery and warehousing	9,366	10,807	62,357	62,688
General and administrative	204,381	210,405	689,950	672,605
Total Operating Expenses	574,219	564,218	1,902,590	1,768,066
Operating (Loss)	(625,532)	(617,005)	(1,984,368)	(1,817,014)
OTHER INCOME (EXPENSE)
Interest expense	(215,511)	(191,379)	(581,285)	(602,474)
Interest-amortization of note discount	(114,582)	-	(114,582)	-
Gain (loss) on sale of investments	-	38,418	(10,116)	136,220
Other	23,607	10	25,339	23
Total Other Income (Expense)	(306,486)	(152,951)	(680,644)	(466,231)

Income (Loss) before provision for income tax	(932,018)	(769,956)	(2,665,012)	(2,283,245)
Provision for income tax	-	-	-	-
Net Income(Loss)	(932,018)	(769,956)	(2,665,012)	(2,283,245)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(2,269)	(53,966)	(12,343)	(343,819)
Comprehensive Income (Loss)	$(934,287)	$(823,922)	$(2,677,355)	$(2,627,064)

Weighted average number of shares
Outstanding (1,000’s)	195,625	144,755	187,671	136,715
Earnings (Loss) per share, basic
and diluted	$(0.005)	$(0.005)	$(0.014)	$(0.017)

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

  The Company estimates an additional $10,000 interest may be reasonably possible on one case; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003, and no further contact has taken place since then.

The Company has six other cases that it deems to have a remote possibility of incurring an additional unrecorded loss. These cases, originally seeking $313,305, now have a recorded liability of $204,613. All six cases are under negotiated payment agreements and the payments are current.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	Sept. 30,	December 31,
	2005	2004

Current Assets:
Photochemical Fertilizer	$1,400,925	$ 670,602
Mining Technical Services	127,303	157,603
	1,528,228	828,205

Property and Equipment, net:
Photochemical Fertilizer	2,921,758	3,010,749
Mining Technical Services	99,644	122,342
	3,021,402	3,133,091

Other Assets, net:
Photochemical Fertilizer	124,404	66,849
Mining Technical Services	559,183	1,246,824
	683,587	1,313,673

Total Assets:
Photochemical Fertilizer	4,447,087	3,748,200
Mining Technical Services	786,130	1,526,769
Total Segment Assets	5,233,217	5,274,969
Itronics Inc. assets	25,378,053	22,504,867
Less: inter-company elimination	(25,526,316)	(23,631,896)
Consolidated Assets	$5,084,954	$ 4,147,940

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

discuss our future expectations;

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

As mentioned above, we have had a significant decrease in used photochemical volume due to the termination of the Shutterfly contract. We are continuing our efforts on sales of Photochemical Silver Concentrators in order to replace the revenue and to provide a long term base of used photochemical supply. In 2006 we are anticipating the possibility of rapidly expanding spring sales of bulk Chelated Liquid Multi-Nutrient fertilizers which use a high proportion of used photochemicals as a raw material. Because of this possibility, we plan to aggressively seek new large scale photochemical recycling customers beginning in early 2006.

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

Total assets increased $937,000 during the nine months ended September 30, 2005 to $5,085,000. Current assets increased $715,800 due to increases in cash of $696,800 and marketable securities of $83,600 due to receipt of the final billings for services to GPXM in their restricted common stock. At September 30, 2005 we owned 567,100 shares of GPXM with a current market value of $109,700. These increases in current assets were partially offset by a decrease in accounts receivable of $86,600, which is primarily attributable to receipt of final payment of amounts due from GPXM. Net property and equipment decreased $112,300 due to depreciation and amortization. Other assets increased $333,500 due to the acquisition of the product rights of the GOLD’n GRO Guardian fertilizer for $71,500 in restricted common stock and to an increase in deferred loan fees of $270,200 related to the callable secured convertible note financing.

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

Liquidity and Capital Resources

During the nine months ended September 30, 2005, working capital decreased by $461,300 to a deficit balance of $3,690,800. The decrease is primarily due to the reclassification from long term debt of a net $1,818,600 in convertible notes and accrued interest, which was partially offset by the various factors in current assets and liabilities discussed above in Changes in Financial Condition; Capitalization.

To meet short term cash needs, we factor certain inventory items and receivables. This process enables us to keep limited raw materials on hand for immediate production and to obtain cash immediately upon selling product. We generally receive payment from our customers within 30 days of sales; we then repay the factoring loan. The arrangement is with unrelated individuals, carries interest at 2% to 3% per month, and is generally limited to $120,000 at any one time. The lenders are secured by a blanket UCC on specified inventory items, which is on file with the State of Nevada. A UCC form is also filed for individual invoices to further secure the lender. Our present factoring balances were paid off in November 2005 and the arrangements have been discontinued. As a replacement, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. As working capital needs increase to fund sales growth, especially during peak seasons, we may need to seek new factoring arrangements.

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

The expansion into the Northwest states of Idaho, Oregon and Washington is being managed by one field agronomist, who was transferred from California in 2004. Based on our experience, the cost of maintaining that position ranges from $120,000 to $150,000 per year. The expansion into the Northeast states is being managed by one part time person at an annual cost of approximately $30,000. That person is also the lead person in seeking customers for our Photochemical Silver Concentrators. We plan to increase these spending levels in 2006, depending on sales support requirements.

In general, expansion to new regions of the country will require at least one field agronomist at a cost similar to that for the Northwest region. In addition, each state has varying registration requirements for product labels and costs of registration. Development of product labels is done internally using existing staff. Registration fees for each state vary widely, ranging from $25 to $600 per year, largely depending on how many products are registered in the particular state. For the near term, we anticipate utilizing present staff and management for corporate support of the sales efforts for both existing regions and for the new regions. For the longer term, as we expand we will need to add corporate support personnel, especially a Ph.D. agronomist, to properly support sales efforts.

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

  We estimate an additional $10,000 interest may be reasonably possible on one case; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003, and no further contact has taken place since then.

We have six other cases that we deem to have a remote possibility of incurring an additional unrecorded loss. These cases, originally seeking $313,305, now have a recorded liability of $204,613. All six cases are under negotiated payment agreements and the payments are current.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1          CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                          302 OF THE SARBANES-OXLEY ACT OF 2002                      33

Exhibit 31.2               CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                          302 OF THE SARBANES-OXLEY ACT OF 2002                      35

Exhibit 32                 CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                          PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                          PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                          OF 2002                                                    37

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended September 30, 2005:
July 20, 2005	Announced the signing of a $3.25 million callable secured
convertible note financing.

August 8, 2005	Announced second quarter and year to date fertilizer sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ITRONICS INC.

DATED: January 6, 2006                   By:/S/JOHN W. WHITNEY

                                           John W. Whitney

                                           President

                                           (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: January 6, 2006                   By:/S/JOHN W. WHITNEY

                                           John W. Whitney

                                           President

                                           (Principal Executive Officer)

DATED: January 6, 2006                   By:/S/MICHAEL C. HORSLEY

                                           Michael C. Horsley

                                           Controller

                                           (Principal Accounting Officer)