Form 10QSB/A
period 2005-09-30
ITRONICS INC
filed 2006-02-06
CIK 825203

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

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2005
and December 31, 2004	4

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 2005 and 2004	6

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis or Plan of
Operation	17

Item 3. Controls and Procedures	28

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 2. Changes in Securities and Use of Proceeds	30

Item 3 Defaults upon Senior Securities	31

Item 6. Exhibits and Reports on Form 8-K	32

Certifications	34

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2005	2004
CURRENT ASSETS
Cash	$702,014	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $5,700; 2004, $5,700	102,187	188,805
Marketable securities, available for sale	109,735	26,180
Inventories	567,834	571,704
Prepaid expenses	168,429	142,509
Total Current Assets	1,650,199	934,378

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	178,921	121,171
Equipment and furniture	2,087,140	2,071,998
Vehicles	194,733	133,028
Equipment under capital lease-equipment and furniture	1,008,432	1,008,432
Equipment under capital lease-vehicles	21,741	87,672
	4,873,282	4,804,616
Less: Accumulated depreciation and amortization	1,851,671	1,670,668
	3,021,611	3,133,948
OTHER ASSETS
Intangibles, net of amortization	77,051	8,435
Deferred loan fees, net of amortization	318,881	48,654
Deposits	17,212	22,525
	413,144	79,614
	$5,084,954	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2005	2004
CURRENT LIABILITIES
Accounts payable	$ 429,041	$ 558,566
Account receivable and inventory factoring	94,777	51,229
Accrued management salaries	570,771	389,127
Accrued expenses	191,968	398,731
Insurance contracts payable	27,309	15,048
Interest payable to officer/stockholders	12,917	6,307
Interest payable	252,454	204,909
Current maturities of long-term debt	57,779	522,845
Current maturities of capital lease obligations	665,697	807,746
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	5,600	5,420
Current maturities of convertible notes and accrued interest	2,839,502	1,020,946
Convertible debt derivative	2,361,505	-
Warrant and option liability	425,152	-
Other	31,621	21,429
Total Current Liabilities	8,127,618	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	541,045	97,022
Convertible promissory notes, less current maturities	-	1,517,000
Accrued interest, convertible notes, less current maturities	-	925,216
Capital lease obligation, shareholder, less current maturities	4,965	9,144
Total Long-Term Liabilities	546,010	2,548,382
	8,673,628	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2005, 0 shares; 2004, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares, issued and outstanding,
196,907,628 at September 30, 2005; 164,863,938 at
December 31, 2004	196,908	164,864
Additional paid-in capital	21,633,011	19,438,213
Accumulated deficit	(25,976,625)	(22,944,959)
Common stock to be issued	579,530	786,426
Accumulated other comprehensive income (loss)	(21,911)	(9,568)
Common stock options outstanding, net	413	754
	(3,588,674)	(2,564,270)
	$5,084,954	$4,147,940

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
REVENUES
Photochemical fertilizer	$ 231,166	$ 251,888	$1,015,007	1,152,395
Mining technical services	12,230	37,846	95,690	170,349
Total Revenues	243,396	289,734	1,110,697	1,322,744
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	279,011	291,322	1,084,298	1,185,096
Mining technical services	15,698	51,199	108,177	186,596
Total Cost of Revenues	294,709	342,521	1,192,475	1,371,692
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	(51,313)	(52,787)	(81,778)	(48,948)

OPERATING EXPENSES
Depreciation and amortization	81,834	82,119	212,718	239,568
Research and development	64,313	45,338	197,969	94,249
Sales and marketing	214,325	215,549	739,596	698,956
Delivery and warehousing	9,366	10,807	62,357	62,688
General and administrative	204,381	210,405	689,950	672,605
Total Operating Expenses	574,219	564,218	1,902,590	1,768,066
Operating (Loss)	(625,532)	(617,005)	(1,984,368)	(1,817,014)

OTHER INCOME (EXPENSE)
Interest expense	(215,511)	(191,379)	(581,285)	(602,474)
Gain (loss) on derivative instruments	(481,236)	-	(481,236)	-
Gain (loss) on sale of investments	-	38,418	(10,116)	136,220
Other	23,607	10	25,339	23
Total Other Income (Expense)	(673,140)	(152,951)	(1,047,298)	(466,231)

Income (Loss) before provision for income tax	(1,298,672)	(769,956)	(3,031,666)	(2,283,245)
Provision for income tax	-	-	-	-
Net Income(Loss)	(1,298,672)	(769,956)	(3,031,666)	(2,283,245)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(2,269)	(53,966)	(12,343)	(343,819)
Comprehensive Income (Loss)	$(1,300,941)	$(823,922)	$(3,044,009)	$(2,627,064)

Weighted average number of shares
Outstanding (1,000’s)	195,625	144,755	187,671	136,715
Earnings (Loss) per share, basic
and diluted	$(0.007)	$(0.005)	$(0.016)	$(0.017)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2005	2004
Cash flows from operating activities
Net income (loss)	$(3,031,666)	$(2,283,245)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	212,718	239,568
Interest on convertible notes	286,537	383,572
(Gain) loss on derivative instruments	481,236	-
Marketable securities received for services	(116,193)	(33,318)
(Gain) Loss on investments	10,116	(136,220)
Addition of silver in solution inventory by offsetting photochemical processing fees	(28,598)	(82,549)
Stock option compensation	43,379	536
(Gains)on debt forgiveness	(24,832)	-
Other	2,200	-
Expenses paid with issuance of common stock	480,322	478,045
(Increase) decrease in:
Trade accounts receivable	86,618	(33,593)
Inventories	32,468	(14,427)
Prepaid expenses and deposits	(25,021)	(3,207)
Increase (decrease) in:
Accounts payable	(117,678)	52,706
Accrued management salaries	181,644	104,711
Accrued expenses and contracts payable	(184,310)	174,700
Accrued interest	67,360	35,339
Net cash used by operating activities	(1,643,700)	(1,117,382)

Cash flows from investing activities:
Acquisition of property and equipment	(57,142)	(16,506)
Acquisition of intangibles	(195,490)	-
Proceeds from sale of investments	10,177	320,390
Proceeds from sale of equipment	500	-
Net cash provided (used) by investing activities	(241,955)	303,884

Cash flows from financing activities:
Proceeds from sale of stock	570,000	881,008
Proceeds from debt, stockholder	95,000	-
Proceeds from debt, unrelated	2,031,200	-
Proceeds from receivable/inventory factoring, net	43,548	6,191
Payments on debt	(157,259)	(139,011)
Net cash provided by financing activities	2,582,489	748,188
Net increase (decrease) in cash	696,834	(65,310)
Cash, beginning of period	5,180	34,499
Cash, end of period	$702,014	$(30,811)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

(continued)

	Nine Months Ended Sept. 30,
	2005	2004
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 182,321	$ 142,901
Non-cash financing and investing activities:
Common stock issued to settle:
Accounts payable	11,845	16,855
Convertible notes and accrued interest	867,101	1,164,126
Debt and accrued interest - officer/stockholder	90,000	145,029
Equipment financed with capital leases	-	2,236
Common stock issued to acquire:
GOLD’n GRO Guardian product rights	71,500	-
Equipment	-	181,804
Warrants issued for debt issuance costs	12,042	-
Officer/stockholder loan of marketable securities	-	28,276
Fair value of convertible debt derivative	2,361,505	-
Fair value of warrant and option liability	425,152	-
Amounts withheld from proceeds of debt, unrelated:
Prepaid interest	90,000	-
Deferred loan costs	90,000	-
Key man life insurance	20,000	-
Short term debt and accrued interest	143,800	-

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $3,031,666 during the nine months ended September 30, 2005, a working capital deficit of $6,477,419, and a stockholders’ deficit balance of $3,588,674 as of September 30, 2005. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the nine months ended September 30, 2005 were affected by rainy weather in California and are not necessarily indicative of the results to be expected for the full year.

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

4. In July 2005, the Company arranged callable secured convertible debt financing from four unrelated Investors totaling up to $3,250,000. The first funding of the loan was for $1,250,000 and the Company received net proceeds after financing costs and prepaid interest of $866,200 The second funding, for gross proceeds of $1,000,000 and net proceeds of $860,000 was received in August 2005 after filing a registration statement with the U.S. Securities and Exchange Commission, and the third funding, for gross proceeds of $1,000,000, will be received once the registration statement becomes effective. The loans are for three years and they accrue interest at 8% per annum. The Investors receive five year warrants to acquire 3,000,000 Company common shares at an exercise price of $0.15 per share. The warrants will be issued proportionally as each of the fundings is completed and, accordingly, warrants to acquire2,076,923 common shares have been issued as of September 30, 2005. The loans are convertible into common shares at the lesser of $0.10 or 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. The loans are secured by a security

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

interest in substantially all of the Company’s assets, including the assets of its wholly owned subsidiaries, and intellectual property. The loans are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The callable secured convertible notes (Notes) discussed above include warrants and a beneficial conversion feature. The Notes are convertible at a discount to the market price of the Company’s common stock, with no minimum price, so there are potentially an unlimited number of common shares that could be issued upon conversion of the Notes. Accordingly, the Company has accounted for this financing under SFAS 133 and EITF 00-19 which requires the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are also required to be recorded at fair value as liabilities. As of September 30, 2005 the Notes were convertible into 60,293,428 common shares and the conversion feature had an estimated fair value of $2,361,505. As of September 30, 2005, non-employee warrants and options to acquire a total of 49,565,842 common shares were outstanding. The estimated fair value of these warrants and options is $425,152 as of September 30, 2005. The fair value of the conversion feature and the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a quarterly basis, beginning March 31, 2006, until the end of the respective three year periods of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 82% to 102%, and using risk free interest rates ranging from 3.875% to 4.125%. The estimated fair value of the options exceed the carrying value of the Notes; therefore, the excess was recorded as an expense in the Other Income (Expense) section of the Condensed Consolidated Statements of Operations. The fair value of the conversion option, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value is likely to occur.

The Registration Rights Agreement (Agreement), part of the callable secured convertible note (Notes) financing described above, requires the Company to use its best efforts to have the registration statement become effective on or before 120 days after the initial signing of the various agreements, which was on July 15, 2005. The 120 days expired on November 12, 2005. At the time the Agreement was signed, the Company did not have enough unissued authorized shares to allow the Investors to convert the Notes into common stock. The Agreement required the Company to use its best efforts to obtain shareholder approval to increase the number of authorized shares by October 31, 2005. The Company has been unable to hold its annual meeting to obtain the necessary shareholder approval. The Agreement provides a penalty of 2% of the outstanding Note balances per month if the registration statement is not effective, or if there are not enough authorized shares available at the time the registration statement becomes effective to allow sale of all the registrable securities by the Note holders. Beginning in November 2005, the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Company estimates a monthly penalty of approximately $45,000 per month. The Securities Purchase Agreement (Purchase Agreement) provides for an additional penalty of 3% of the outstanding Note balances per month in the event the Company does not have authorized and reserved shares totaling at least double the number of shares necessary to convert all of the Notes. The Company believes the Purchase Agreement provided until October 31, 2005 for the Company to obtain shareholder approval to increase the authorized shares, and that this penalty became applicable 30 days thereafter. Beginning in November 2005, we estimate a monthly penalty of approximately $67,500 per month. These penalties are payable, at the option of the Company, in cash or common stock of the Company. The Company believes it is using its best efforts to obtain effectiveness of the registration statement and in getting shareholder approval to increase the authorized shares; if the Investors agree, the penalties would not be incurred.

On January 26, 2006, the Company received net proceeds of $455,000 on gross proceeds of $500,000 as an advance toward the final $1,000,000 proceeds to be received once approval of the registration statement is received. Five year warrants to acquire 461,539 common shares at $0.15 per share were issued to the Investors in accordance with the terms of the various financing agreements.

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

10. Warrants, options, and shares to be issued, totaling 62,883,997 and 63,860,067 shares as of September 30, 2005 and 2004, respectively, would dilute future Earnings Per Share (EPS). In addition, approximately 8,265,000 shares could be issued upon conversion of callable secured convertible notes as discussed in Note 4. No diluted EPS is presented as the effect of including these shares is antidilutive.

11. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2004.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Revenues:
Photochemical Fertilizer	$231,166	$251,888	$1,015,007	$1,152,395
Mining Technical Services	12,230	$37,846	95,690	170,349
Consolidated Revenues	$243,396	$289,734	$1,110,697	$1,322,744

Gross Profit (Loss):
Photochemical Fertilizer	$(47,845)	$(39,434)	$(69,291)	$(32,701)
Mining Technical Services	(3,468)	(13,353)	(12,487)	(16,247)
Consolidated Gross Profit (Loss)	$(51,313)	$(52,787)	$(81,778)	$(48,948)

Operating Income (Loss):
Photochemical Fertilizer	$(514,097)	$(498,312)	$(1,611,904)	$(1,490,401)
Mining Technical Services	(111,435)	(118,693)	(372,464)	(326,613)
Consolidated Operating Income (Loss)	$(625,532)	$(617,005)	$(1,984,368)	$(1,817,014)

Other Income (Expense):
Photochemical Fertilizer	$(671,911)	$(191,379)	$(1,037,685)	$(602,474)
Mining Technical Services	(1,229)	38,428	(9,613)	136,243
Consolidated Other Income (Expense)	$(673,140)	$(152,951)	$(1,047,298)	$(466,231)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(1,186,008)	$(689,691)	$(2,649,589)	$(2,092,875)
Mining Technical Services	(112,664)	(80,265)	(382,077)	(190,370)
Consolidated Net Income
(Loss) before taxes	$(1,298,672)	$(769,956)	$(3,031,666)	$(2,283,245)

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Option Compensation Expense:
As reported	$ 6,267	$ 413	$43,379	$ 536
Adjustment for additional expense
for fair value of options	1,588	20,214	5,343	59,632
Pro forma	$ 7,855	$ 20,627	$48,722	$ 60,168

Net Income (Loss):
As reported	$(1,298,672)	$(769,956)	$(3,031,666)	$(2,283,245)
Adjustment for additional expense
for fair value of options	(1,588)	(20,214)	(5,343)	(59,632)
Pro forma	$(1,300,260)	$(790,170)	$(3,037,009)	$(2,342,877)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.007)	$(0.005)	$(0.016)	$(0.017)
Pro forma	$(0.007)	$(0.006)	$(0.016)	$(0.017)

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

Results of Operations

We reported consolidated revenues of $243,396 for the quarter ended September 30, 2005, compared to $289,734 for the prior year quarter, a decrease of 16%. The decrease was due to a decrease in Photochemical Fertilizer segment revenue of $20,700, or 8% and to a decrease of $25,600 in Mining Technical Services segment revenues, a decrease of 68%. The consolidated net loss was $1,298,672, or $0.007 per share, for the quarter ended September 30, 2005, compared to a net loss of $769,956 or $0.005 per share for the comparable 2004 period, an increased loss of $528,700, or 69%. Consolidated revenues for the first nine months of 2005 were $1,110,697 compared to $1,322,744 for the prior year period, a decrease of 16%. The consolidated net loss was $3,031,666 or $0.016 per share, for the nine months ended September 30, 2005, compared to a net loss of $2,283,245 or $0.017 per share for the comparable 2004 period, an increased loss of 33%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenues
Fertilizer	$ 107,378	$ 152,230	$ 803,276	$ 858,619
Photochemical recycling	$ 59,699	$ 82,373	$ 101,768	$ 212,016
Silver	$ 64,089	$ 17,285	$ 109,963	$ 81,760
Total Revenue	$ 231,166	$ 251,888	$ 1,015,007	$ 1,152,395
Gross profit (loss)	$ (47,845)	$ (39,434)	$ (69,291)	$ (32,701)
Operating income (loss)	$ (514,097)	$(498,312)	$(1,611,904)	$1,490,401)
Other income (loss)	$ (671,911)	$(191,379)	$(1,037,685)	$ (602,474)
Net income (loss) before taxes	$(1,186,008)	$(689,691)	$(2,649,589)	$(2,092,875)

Total segment revenues for the third quarter of 2005 were approximately $231,200, a decrease of 8% from the prior year third quarter. Total fertilizer sales for the quarter were $107,400 (187 tons), compared to $152,200 (235 tons) for the 2004 third quarter, a decrease of 29% in dollars and a decrease of 20% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $68,400 (94 tons) and $141,200 (220 tons) for the third quarter of 2005 and 2004, respectively, a decrease of 52% in dollars and a decrease of 57% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $31,300 (93 tons) and $6,600 (15 tons) for the third quarter of 2005 and 2004, respectively, an increase of 376% in dollars and 520% in tonnage. The overall decrease is attributable to the late spring season in the Central Valley of California, resulting in a late start to the fall season. We had a strong fourth quarter, with fourth quarter 2005 fertilizer sales exceeding the fourth quarter of 2004 by approximately 44%. Also, year to date fertilizer sales slightly exceeded the prior year sales. Total photochemical recycling revenue for the quarter decreased 28% compared to the third quarter of 2004. The recycling services portion of this revenue decreased 79% on decreased volume of 81%. The decrease is due to the December 2004 mutual termination of recycling services for Shutterfly, Inc., a significant photochemical recycling customer. This decrease was partially offset by $42,000 in sales of two photochemical Silver Concentrators. We are continuing to concentrate our efforts on sales of Photochemical Silver Concentrators. Silver sales increased $46,800, or 271%, from the third quarter of 2004. Sales of all silver or silver bearing products were $63,000 (9,007 ounces) for the quarter, compared to $6,700 (999 ounces) for the 2004 third quarter. This is an increase of 835% in dollars and 802% in ounces. The increase is primarily from increased sales of processed silver bullion due to a combination of increased sales of Chelated Liquid Multi-nutrient liquid fertilizers, which use a high percentage of photochemical base liquid compared to our other liquid fertilizers, and to progress in making adjustments to our refining process needed to accommodate changing conditions in the recycling process. Cost of sales decreased $12,300 due to a decrease of $16,100 in payroll and related costs. The segment recorded a gross loss of $47,800 for the quarter, compared to a gross loss of $39,400 for the third quarter of 2004, an increased gross loss of $8,400, or 21%.

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

Other expenses were $671,900 for the quarter, compared to $191,400 for the 2004 third quarter, an increased expense of $480,500. The increased expense is due to a loss on derivative instruments of $481,200 related to the third quarter borrowing of $2,250,000 in callable secured convertible notes.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $1,186,000 for the quarter ended September 30, 2005, compared to a loss of $689,700 for the prior year quarter, an increased loss of $496,300 or 72%.

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

Other expense increased $435,200 due to a loss on derivative instruments of $481,200 related to the third quarter borrowing of $2,250,000 in callable secured convertible notes.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,649,600 for the nine months ended September 30, 2005, compared to a loss of $2,092,900 for the prior year period, an increased loss of $556,700 or 27%.

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

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2005 operating loss of $625,500, compared to $617,000 for the third quarter of 2004, an increased operating loss of $8,500, or 1%. Net loss before taxes for the third quarter 2005 was $1,298,700 compared to $770,000 for the prior year third quarter, an increased loss of $528,700 or 69%. For the nine month period ended September 30, 2005 the operating loss was $1,984,400 compared to $1,817,000 for the prior year comparable period, an increased operating loss of $167,400, or 9%. Net loss before taxes for the nine months ended September 30, 2005 was $3,031,700 compared to $2,283,200 for the prior year nine month period, an increased loss of $748,400, or 33%.

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

Current liabilities increased during the nine months ended September 30, 2005 by $3,963,800 and total liabilities increased by $1,961,400. Total liabilities increased due to the $2,250,000 callable secured convertible debt financing. Due to the structure of this financing, it was accounted for under derivative accounting rules, resulting in recording the conversion feature of the debt and all outstanding non-employee warrants and options at a combined fair value of $2,786,700, which was partially offset by the conversion into common stock of a total of $867,100 in Convertible Promissory Notes and accrued interest. Changes in current liabilities include increases of $2,786,700 in derivative instrument liabilities as discussed above, $43,500 in account receivable and inventory factoring, $181,600 in accrued management salaries, $47,500 in accrued interest, and $1,818,600 in current maturities of convertible notes and accrued interest. The increase in current maturities of convertible notes is due to the reclassification from long term debt of the 2000 Series Convertible Promissory Notes that were extended to 2006 and are now due within one year of the balance sheet date. These increases were partially offset by decreases of $129,500 in accounts payable, $206,800 in accrued expenses, which reflects payment of all past due federal payroll tax obligations, $465,100 in current maturities of long term debt, which reflects the reclassification of the mortgage obligation on the Stead manufacturing facility to long term debt, and $142,000 in current maturities of capital lease obligations.

Addressing our financial condition, improvements have been made. The stockholders’ deficit, $4,587,900 at December 31, 2002, has been reduced to a deficit of $3,588,700 at September 30, 2005, an improvement of $999,200. This has been achieved by the conversion of approximately $4.3 million in convertible notes and accrued interest into common stock. One significant area of difficulty for us has been meeting the payments on capital lease obligations. However, the capital lease obligation at December 31, 2002 of $1,193,900 has been reduced to $665,700 at September 30, 2005, a reduction of $528,200. This includes the write off of five leases as debt forgiveness income in 2004 of $187,800.

Liquidity and Capital Resources

During the nine months ended September 30, 2005, working capital decreased by $3,248,000 to a deficit balance of $6,477,400. The decrease is due to a combination of the $2,786,700 in derivative instruments discussed above and the reclassification from long term debt of a net $1,818,600 in convertible notes and accrued interest, which was partially offset by the various factors in current assets and liabilities discussed above in Changes in Financial Condition; Capitalization.

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

A private placement of stock with attached warrants was closed in June 2005, with $570,000 received during the six months ended June 30, 2005. In July 2005 we obtained 8% convertible debt financing for up to $3.25 million, with the final amount dependent upon the filing and effectiveness of a registration statement relating to common shares underlying the convertible debt and warrants issued in the recent financing. As of September 30, 2005, we had completed the first two of three closings and received net proceeds after financing expenses and prepaid interest of $1,726,200. In January 2006 we received net proceeds of $455,000 on gross proceeds of $500,000 as an advance on the final $1,000,000 of the financing. The funding will provide for working capital, manufacturing plant expansion, registration of GOLD’n GRO Guardian fertilizer with the EPA, and debt reduction. It is anticipated that this funding, subject to receiving shareholder approval to increase our authorized shares and having our registration statement declared effective, will provide for our capital needs through March to June 2006, depending on fertilizer sales growth

There has been a long term commitment by officers and other members of management to support the Company by investing funds for our growth. One officer/shareholder has invested a total of $1,423,400 in cash and deferred salary during the period 2001 through September 30, 2005. Two other members of management have deferred salary totaling $567,900 during the same period. Additional members of management invested $62,000 cash in 2003. All such cash and deferred salary that have been invested in our private placements were under the same terms and conditions as all other investors.

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

On July 15, 2005, we entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for up to an aggregate amount of (i) $3,250,000 in secured convertible notes, and (ii) warrants to purchase 3,000,000 shares of our common stock (the "Financing"). The Financing will be completed in three separate closings. The first closing consisted of gross proceeds of $1,250,000 less financing costs and payment of existing debt totaling $383,800 for net proceeds of $866,200. The second closing of the Financing took place after we filed the registration statement required to be filed pursuant to a certain Registration Rights Agreement. Upon filing of the registration statement, we received gross proceeds of $1,000,000 less financing costs of $140,000 for net proceeds of $860,000. The third closing of the Financing will occur within five (5) business days after we have caused the Securities and Exchange Commission to declare the registration statement effective. In the third closing, we will receive gross proceeds of $1,000,000. In January 2006 we received net proceeds of $455,000 on gross proceeds of $500,000 as an advance on the final closing.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibit 31.1      CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                      302 OF THE SARBANES-OXLEY ACT OF 2002                    34

    Exhibit 31.2      CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                      302 OF THE SARBANES-OXLEY ACT OF 2002                    36

    Exhibit 32        CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                      PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                      PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                      OF 2002                                                  38

(b) Reports on Form 8-K

Following is a list of Forms 8-K filed during the three months ended September 30, 2005:
July 20, 2005	Announced the signing of a $3.25 million callable secured
convertible note financing.

August 8, 2005	Announced second quarter and year to date fertilizer sales.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ITRONICS INC.

DATED: February 6, 2006                      By:/S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President

                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: February 6, 2006                      By:/S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President

                                               (Principal Executive Officer)

DATED: February 6, 2006                      By:/S/MICHAEL C. HORSLEY

                                               Michael C. Horsley

                                               Controller

                                               (Principal Accounting Officer)