Form 10QSB/A
period 2005-09-30
ITRONICS INC
filed 2006-02-13
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB/A

Amendment No. 3

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

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2005
and December 31, 2004	4

Condensed Consolidated Statements of Operations for the Three
and Nine Months Ended September 30, 2005 and 2004	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2005 and the Year Ended
December 31, 2004	7

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2005 and 2004	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis or Plan of
Operation	22

Item 3. Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Changes in Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities	36

Item 6. Exhibits and Reports on Form 8-K	36

Certifications	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2005	2004
	(As Restated-
	see Note 14)
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
	(As restated-
	see Note 14)
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

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(As restated-		(As restated-
	see Note 14)		see Note 14)
REVENUES
Photochemical fertilizer	$ 231,166	$ 251,888	$1,015,007	1,152,395
Mining technical services	12,230	37,846	95,690	170,349
Total Revenues	243,396	289,734	1,110,697	1,322,744

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
Photochemical fertilizer	279,011	291,322	1,084,298	1,185,096
Mining technical services	15,698	51,199	108,177	186,596
Total Cost of Revenues	294,709	342,521	1,192,475	1,371,692
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	(51,313)	(52,787)	(81,778)	(48,948)

OPERATING EXPENSES
Depreciation and amortization	81,834	82,119	212,718	239,568
Research and development	64,313	45,338	197,969	94,249
Sales and marketing	214,325	215,549	739,596	698,956
Delivery and warehousing	9,366	10,807	62,357	62,688
General and administrative	204,381	210,405	689,950	672,605
Total Operating Expenses	574,219	564,218	1,902,590	1,768,066
Operating (Loss)	(625,532)	(617,005)	(1,984,368)	(1,817,014)
OTHER INCOME (EXPENSE)
Interest expense	(215,511)	(191,379)	(581,285)	(602,474)
Gain (loss) on derivative instruments	(481,236)	-	(481,236)	-
Gain (loss) on sale of investments	-	38,418	(10,116)	136,220
Other	23,607	10	25,339	23
Total Other Income (Expense)	(673,140)	(152,951)	(1,047,298)	(466,231)
Income (Loss) before provision for income tax	(1,298,672)	(769,956)	(3,031,666)	(2,283,245)
Provision for income tax	-	-	-	-
Net Income(Loss)	(1,298,672)	(769,956)	(3,031,666)	(2,283,245)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	(2,269)	(53,966)	(12,343)	(343,819)
Comprehensive Income (Loss)	$(1,300,941)	$(823,922)	$(3,044,009)	$(2,627,064)

Weighted average number of shares
Outstanding (1,000’s)	195,625	144,755	187,671	136,715
Earnings (Loss) per share, basic
and diluted	$(0.007)	$(0.005)	$(0.016)	$(0.017)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND THE YEAR ENDED DECEMBER 31, 2004

(UNAUDITED)

	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2003	122,374	122,374	15,234,212	(20,105,087)	672,255	374,346	218	(3,701,682)
Issue of common stock:
For cash	12,983	12,983	1,095,018	-	(27,500)	-	-	1,080,501
For services	8,935	8,935	793,618	-	(16,292)	-	-	786,261
For debt conversion	18,311	18,311	2,128,152	-	157,963	-	-	2,304,426
For asset acquisition	2,261	2,261	187,213	-	-	-	-	189,474
Net (loss) for the year
ended Dec. 31, 2003	-	-	-	(2,839,872)	-	-	-	(2,839,872)
Other comprehensive
income for the year
ended Dec. 31, 2003	-	-	-	-	-	(383,914)	-	(383,914)
Common stock options
outstanding	-	-	-	-	-	-	536	536
Balance, Dec. 31, 2004	164,864	164,864	19,438,213	(22,944,959)	786,426	(9,568)	754	(2,564,270)
Issue of common stock
For cash	12.050	12,050	590,450	-	(32,500)	-	-	570,000
For services	6,101	6,101	419,639	-	(4,396)	-	-	421,344
For debt conversion	12,893	12,893	1,114,209	-	(170,000)	-	-	957,102
For asset acquisition	1,000	1,000	70,500	-	-	-	-	71,500
Net (loss) for the nine
months ended Sept 30, 2005	-	-	-	(3,031,666)	-	-	-	(3,031,666)
Other comprehensive
income for the nine months	-	-	-	-	-	(12,343)	-	(12,343)
ended Sept 30, 2005
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)
Balance, Sept 30, 2005	196,908	$196,908	$21,633,011	$(25,976,625)	579,530	(21,911)	413	$(3,588,674)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(UNAUDITED)

	Nine Months Ended Sept. 30,
	2005	2004
	As restated-
	See Note 14)
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
	(As restated-
	see Note 14)
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

10. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these includes warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2004 through September 30, 2005:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2003	18,904,735	37,626,872	4,376,000	60,907,607
Granted	7,099,500	3,784,086	1,675,000	12,558,586
Exercised	(5,375,461)	(16,109,299)	-	(21,484,760)
Expired	(31,965)	-	(56,000)	(87,965)
Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	65,287,088	135,000	76,365,165
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(2,401,626)	-	(24,000)	(2,425,626)
Under option, September 30, 2005	27,938,260	81,921,010	6,106,000	115,965,270

The average price for all warrants and options granted and exercised was $0.053 for the nine months ended September 30, 2005 and $0.11 for the year ended December 31, 2004. The above warrants and options would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

The following table summarizes the warrants and options outstanding as of September 30, 2005:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	No. of	Exercise
Expiration Dates	Shares	Price
Warrants:
December 2007 to June 2008
	7,675,000	$0.075
September 2006
	60,000	0.083
March 2007 to May 2009
	3,000,000	0.100
August 2006
	37,208	0.143
July 2010 to August 2010
	2,243,077	0.150
November 2006 to February 2007
	2,462,500	0.160
May 2006 to October 2006
	119,300	0.171
February 2007
	935,000	0.200
February 2007
	360,000	0.238
October 2005 to September 2006
	9,379,650	0.240
February 2007 to May 2007
	1,552,000	0.250
February 2006
	54,525	0.297
January 2006
	60,000	0.308
Total Warrants	27,938,260

Convertible Debt Options:
July 2008 to August 2008
	60,293,428	$0.037
January 2006 to February 2006
	20,881,040	0.125
November 2005 to February 2006
	600,147	0.150
February 2006
	72,599	0.720
February 2006
	73,796	1.18
Total Convertible Debt Options	81,921,010

Employee Options:
August 2007 to February 2014
	195,000	$0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015
	15,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2005 to October 2006
	22,000	0.500
October 2005 to June 2006
	24,000	0.900
Total Employee Options	6,106,000
Total Warrants and Options	115,965,270

The 60,293,428 convertible debt options listed above are related to the callable secured convertible debt discussed in Note 4 above. As of September 30, 2005 $2,250,000 of this debt was convertible into common stock at 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Revenues:
Photochemical Fertilizer	$231,166	$251,888	$1,015,007	$1,152,395
Mining Technical Services	12,230	$37,846	95,690	170,349
Consolidated Revenues	$243,396	$289,734	$1,110,697	$1,322,744

Gross Profit (Loss):
Photochemical Fertilizer	$(47,845)	$(39,434)	$(69,291)	$(32,701)
Mining Technical Services	(3,468)	(13,353)	(12,487)	(16,247)
Consolidated Gross Profit (Loss)	$(51,313)	$(52,787)	$(81,778)	$(48,948)

Operating Income (Loss):
Photochemical Fertilizer	$(514,097)	$(498,312)	$(1,611,904)	$(1,490,401)
Mining Technical Services	(111,435)	(118,693)	(372,464)	(326,613)
Consolidated Operating Income (Loss)	$(625,532)	$(617,005)	$(1,984,368)	$(1,817,014)

Other Income (Expense):
Photochemical Fertilizer	$(671,911)	$(191,379)	$(1,037,685)	$(602,474)
Mining Technical Services	(1,229)	38,428	(9,613)	136,243
Consolidated Other Income (Expense)	$(673,140)	$(152,951)	$(1,047,298)	$(466,231)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(1,186,008)	$(689,691)	$(2,649,589)	$(2,092,875)
Mining Technical Services	(112,664)	(80,265)	(382,077)	(190,370)
Consolidated Net Income
(Loss) before taxes	$(1,298,672)	$(769,956)	$(3,031,666)	$(2,283,245)

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
	(Restated)		(Restated)
Option Compensation Expense:
As reported	$ 6,267	$ 413	$43,379	$ 536
Adjustment for additional expense
for fair value of options	1,588	20,214	5,343	59,632
Pro forma	$ 7,855	$ 20,627	$48,722	$ 60,168

Net Income (Loss):
As reported	$(1,298,672)	$(769,956)	$(3,031,666)	$(2,283,245)
Adjustment for additional expense
for fair value of options	(1,588)	(20,214)	(5,343)	(59,632)
Pro forma	$(1,300,260)	$(790,170)	$(3,037,009)	$(2,342,877)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.007)	$(0.005)	$(0.016)	$(0.017)
Pro forma	$(0.007)	$(0.006)	$(0.016)	$(0.017)

14. Subsequent to the issuance of the financial statements for the three and nine months ended September 30, 2005, management has determined that the accounting for the $2.25 million callable secured convertible debt financing discussed in Note 4 above, originally accounted for under EITF’s 98-5 and 00-27, was incorrect; it should be accounted for under SFAS 133 and EITF 00-19. Consequently, the financial statements have been restated to correct this error. The primary effects of this restatement are to increase current liabilities by $2,786,657, increase stockholders’ deficit by $2,672,075, and increase the loss for the three and nine months ended September 30, 2005 by $366,654. A table of the effects of the restatement by line item follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

	As Previously	Restatement	As
Balance Sheet:	Reported	Adjustment	Reported	Reference
At September 30, 2005
Convertible debt derivative	$ -	$ 2,361,505	$ 2,361,505	(1)
Warrant and option liability	-	425,152	425,152	(2)
Total current liabilities	5,340,961	2,786,657	8,127,618	(3)
Callable secured convertible notes	114,582	(114,582)	-	(4)
Total long–term liabilities	660,592	(114,582)	546,010	(4)
Total liabilities	6,001,553	2,672,075	8,673,628	(5)
Additional paid-in capital	23,895,053	(2,262,042)	21,633,011	(6)
Accumulated deficit	(25,609,971)	(366,654)	(25,976,625)	(7)
Common stock options outstanding, net	43,792	(43,379)	413	(8)
Total stockholders’ equity (deficit)	(916,599)	(2,672,075)	(3,588,674)	(5)

Statements of Operations:
For the Three Months Ended September
30, 2005
Gain (loss) on derivative instruments	$ -	$(481,236)	$ (481, 236)	(9)
Interest-amortization of note discount	(114,582)	114,582	-	(10)
Total other income (expense)	(306,486)	(366,654)	(673,140)	(11)
Income (loss) before provision for
income tax	(932,018)	(366,654)	(1,298,672)	(11)
Net income (loss)	(932,018)	(366,654)	(1,298,672)	(11)
Comprehensive income (loss)	(934,287)	(366,654)	(1,300,941)	(11)
Earnings (loss) per share,
basic and diluted	(0.005)	(0.002)	(0.007)	(12)
For the Nine Months Ended September 30,
2005
Gain (loss) on derivative instruments	-	(481,236)	(481,236)	(9)
Interest-amortization of note discount	(114,582)	114,582	-	(10)
Total other income (expense)	(680,644)	(366,654)	(1,047,298)	(11)
Income (loss) before provision for
income tax	(2,665,012)	(366,654)	(3,031,666)	(11)
Net income (loss)	(2,665,012)	(366,654)	(3,031,666)	(11)
Comprehensive income (loss)	(2,677,355)	(366,654)	(3,044,009)	(11)
Earnings (loss) per share,
basic and diluted	(0.014)	(0.002)	(0.016)	(12)

(1) Convertible debt derivative was increased by $2,361,505 to record the estimated fair value of the beneficial conversion feature of the callable secured convertible debt, which is an embedded derivative.

(2) Warrant and option liability was increased $425,152 to record the estimated fair value of all non-employee warrants and options.

(3) Total current liabilities increased $2,786,657 to reflect the combined restatement in Convertible debt derivative and Warrant and option liability discussed in references (1) and (2) above.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

(4) Callable secured convertible notes were reduced by $114,582 to reflect the change from recording the callable secured convertible debt net of debt discount to recording the estimated fair value of the beneficial conversion feature of the debt. Total long term liabilities were reduced the same amount for this restatement.

(5) Total liabilities increased $2,672,075 to reflect the combined restatement of current and long term liabilities as discussed in references (3) and (4) above. Total stockholders’ deficit was increased by the same amount to reflect the restatement of Total liabilities.

(6) Additional paid-in capital was reduced $2,262,042 to reverse the recording of the intrinsic value of the beneficial conversion feature in the callable secured convertible debt and related commission warrants as equity.

(7) Accumulated deficit was increased by $366,654 to reflect the increased Net loss that resulted from the restatement of the callable secured convertible debt and non-employee warrants and options as liabilities. The restatement in Net loss is more fully discussed in reference 11 below.

(8) Common stock options outstanding, net was reduced by $43,379 to reclassify non-employee warrants that were previously classified as equity instruments into Warrant and option liability.

(9) The Loss on derivative instruments was increased by $481,236, in both the three and nine month periods ended September 30, 2005, to reflect the combination of the excess of the estimated fair value of the Convertible debt derivative over the gross proceeds of the callable secured convertible debt and the change in the estimated fair value of the Warrant and option liability.

(10) Interest-amortization of note discount, an expense item, was reduced by $114,582, in both the three and nine month periods ended September 30, 2005, to reflect the reversal of the EITF 98-5 accounting of the callable secured convertible debt financing and the recording of the financing under SFAS 133 and EITF 00-19.

(11) The Loss before provision for income tax, the Net loss, and the Comprehensive loss were all increased by $366,654, for both the three and nine month periods ended September 30, 2005, to reflect the restatement of the Loss on derivative instruments and Interest-amortization of note discount as discussed in references (9) and (10) above.

(12) The Loss per share, basic and diluted, for both the three and nine month periods ended September 30, 2005, were increased by $0.002 per share due to the restatement of Net loss as discussed in references (9) and (10) above.

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

PHOTOCHEMICAL FERTILIZER

Three months Ended Sept 30,		Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenues
Fertilizer	$ 107,378	$ 152,230	$ 803,276	$ 858,619
Photochemical recycling	$ 59,699	$ 82,373	$ 101,768	$ 212,016
Silver	$ 64,089	$ 17,285	$ 109,963	$ 81,760
Total Revenue	$ 231,166	$ 251,888	$ 1,015,007	$ 1,152,395
Gross profit (loss)	$ (47,845)	$ (39,434)	$ (69,291)	$ (32,701)
Operating income (loss)	$ (514,097)	$(498,312)	$(1,611,904)	$ 1,490,401)
Other income (loss)	$ (671,911)	$(191,379)	$(1,037,685)	$ (602,474)
Net income (loss) before taxes	$ (1,186,008)	$(689,691)	$(2,649,589)	$(2,092,875)

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

MINING TECHNICAL SERVICES

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2005	2004	2005	2004
Revenues	$ 12,230	$ 37,846	$ 95,690	$ 170,349
Gross profit (loss)	$ (3,468)	$ (13,353)	$ (12,487)	$ (16,247)
Operating income (loss)	$(111,435)	$(118,693)	$(372,464)	$(326,613)
Other income (expense)	$ (1,229)	$ 38,428	$ (9,613)	$ (136,243
Net income (loss) before taxes	$(112,664)	$ (80,265)	$(382,077)	$(190,370)

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

ITRONICS INC.

DATED: February 13, 2006                     By:/S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President

                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: February 13, 2006                     By:/S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President

                                               (Principal Executive Officer)

DATED: February 13, 2006                     By:/S/MICHAEL C. HORSLEY

                                               Michael C. Horsley

                                               Controller

                                               (Principal Accounting Officer)