Form 10KSB
period 2005-12-31
ITRONICS INC
filed 2006-04-17
CIK 825203

UNITED STATES

SECURlTIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                                      For the fiscal year ended December 31, 2005

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

Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

State issuer's revenues for its most recent fiscal year: $1,360,987.

The aggregate market value of the voting stock held by non-affiliates, computed by reference to the average of the bid and asked prices for such stock as of March 31, 2006, was $8,320,400.

As of March 31, 2006 there were issued and outstanding 204,671,731 shares of the Registrant's Common Stock.

ITRONICS INC. AND SUBSIDIARIES

2005 FORM 10-KSB ANNUAL REPORT

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

Whitney & Whitney, Inc.:

WWI was incorporated in 1977. WWI was primarily a mineral consulting firm that provided planning and technical services to the mining industry. WWI is now developing an internet website to provide gold mining industry data to the investing public, while maintaining a presence in the technical consulting field.

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

In 2003 we participated in the development of an animal repellent/fertilizer that will be sold under the trademark GOLD'n GRO Guardian. Using one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was approved for use by the North American Deer Management Network in the fourth quarter of 2003. GOLD'n GRO Guardian is a repellent fertilizer product and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the Federal EPA as a biopesticide. Introduction of this product for commercial sales will be delayed until the registrations are completed. In 2005 we acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. We now own 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become one of our directors and is Northeast Manager for GOLD’n GRO Sales Development. Substantial funding over twelve to twenty-four months will be required to complete the EPA and California registration process.

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

After we began producing fertilizer, we noted that the by products of the process were the main materials needed to manufacture glass and ceramic. Therefore, in early 2003, we began research and development of glass and tile formulations. During 2003, the first pieces of glass/ceramic tile were produced. With the successful development of a glass/ceramic tile product, we achieve the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing. In 2006, and future years the silver refining technology development and the glass/ceramic tile products development efforts will be expanded in parallel with expansion of GOLD'n GRO fertilizer sales.

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

Photochemical Fertilizer Division (Itronics Metallurgical, Inc.)

Our manufacturing plant is presently configured to produce 1.2 million gallons (on a single shift basis) of GOLD’n GRO fertilizer annually (about 5,700 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2005 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

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

<

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

New product applications are being developed for the dairy cow feed market including young oats, alfalfa, hay, and silage corn. Trials were conducted in 2005. The nutrient content of the alfalfa was improved, in some cases to the highest quality ratings. This benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The amount of hay produced per acre increased up to 25 percent. Results of the corn crops are still being evaluated. The dairy cow feed market is large with more than 23 million acres of alfalfa hay being grown in the United States. We anticipate it will take another one to three years to complete development and launch these product applications.

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

In general, expansion to new regions of the country will require at least one field agronomist for each new region at a cost similar to that for the Northwest region. In addition, each state has varying registration requirements for product labels and costs of registration. Development of product labels is done internally using existing staff. Registration fees for each state vary widely, ranging from $25 to $600 per year, largely depending on how many products are registered in the particular state. For the near term, we anticipate utilizing present staff and management for corporate support of the sales efforts for both existing regions and for the new regions. For the longer term, as we expand we will need to add corporate support personnel, especially a Ph.D. agronomist, to properly support sales efforts.

Our plan to expand sales in Urban Markets requires the consumer to utilize fertilizer injection equipment. This equipment provides economical, easy use of liquid fertilizers for consumer lawns and gardens. We added two types of fertilizer injectors to our "e" store in 2005, which is the first step into this market. Additionally, other fertilizer injectors are already available to consumers through irrigation supply stores.

4. Expand the GOLD'n GRO specialty fertilizer product line.

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered GOLD’n GRO 11-0-0+5% Ca in Nevada and completed registration in California in the first quarter of 2006. Sales development is expected to start in the second quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is being delayed to 2006 or 2007 to allow time to complete the introduction of GOLD’n GRO 11-0-0+5% Ca in California and to complete registration in Oregon and other states where it will be sold.

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

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. We developed a preliminary construction budget and are seeking financing so that construction can be scheduled. While we believe that we can handle expected growth in 2006 with the existing load-out module, we hope to complete construction on the new load out equipment during the fourth quarter of 2006.

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

During 2005 we continued to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. We have concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials.

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

Our Mining Technical Services segment accounted for 4% of 2005 consolidated revenue. Golden Phoenix Minerals, Inc. produced 27% of this revenue. The client is a junior mining company with three mineral properties in Nevada. WWI provided technical assistance in moving these properties into the development and operating stages. WWI also provided administrative support. The contract with this client expired on March 1, 2005.

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

II. EQUIPMENT.

The equipment being used in the recycling and fertilizer manufacturing process is proprietary information. However, the plant for recycling liquid photochemicals into fertilizer is a fairly typical chemical process facility consisting of appropriate arrangement of tanks and pumps. Solids produced by processing are recovered by filtration.

The refining operation consists of a material handling section, solids roasting, and a melting section. The equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2005 total recorded liabilities of $797,418 including accrued interest to December 31, 2005, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $604,796 (reflected in Current Maturities of Capital Lease Obligations) plus $70,324 in additional interest (reflected in Accrued Interest) and three trade payables totaling $107,758 (reflected in Accounts Payable) plus $14,540 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to four cases originally seeking $423,375. The creditors have received judgments in three of these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full. In March 2006 the Company reached a settlement agreement on the fourth case by signing a stipulation to judgment and agreeing to pay $4,500 per month.

  We estimate an additional $10,600 interest may be reasonably possible on one case; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

We have a total of nine cases, that originally sought $364,036, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of December 31, 2005, the recorded liability for these cases was $242,839. All of these cases are paid current under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $188,270, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. Subsequent to December 31, 2005 the Company began paying on one of these leases with a recorded liability of $46,341. It is reasonably possible that additional interest of less than $5,000 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred

Successful settlement of the above claims is dependent on future financing.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described above. Other than as described above, we are currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded nor are we aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    (a). Market Information. The Company’s common shares are traded on the over-the-counter market under the symbol ITRO.OB, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board. In 2003 the Company’s stock began trading on the Frankfurt, Germany Stock Exchange under the symbol ITG. In March 2004 the Company’s stock began trading on the Berlin Bremen Stock Exchange (Germany) under the symbol ITG.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2004, 2005, and through March 31, 2006.

	High Bid	Low Bid
3/31/04	$0.22	$0.14
6/30/04	$0.17	$0.10
9/30/04	$0.10	$0.06
12/31/04	$0.08	$0.05
3/31/05	$0.13	$0.05
6/30/05	$0.08	$0.05
9/30/05	$0.09	$0.06
12/31/05	$0.07	$0.04
3/31/06	$0.08	$0.04

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

    (b) On March 31, 2006 the number of record holders of the Common Shares was approximately          1,100.

    (c) Dividends.

        The Company has paid no dividends.

Recent Sales of Unregistered Securities:

In December 2005, we issued an aggregate of 2,500 shares of common stock valued at $175 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the third quarter of 2005.

In December 2005, we issued an aggregate of 72,036 shares of common stock valued at $6,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our company for the third quarter of 2004.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on November 1, 2005. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 21,000 shares of common stock to four of our employees in November 1, 2005. The options are exercisable at $0.15 per share and expire in three years from grant.

During the three months ended December 31, 2005, the accrued interest on the 2000 Series Convertible Promissory Notes resulted in the granting of additional options to purchase an aggregate of 601,968 shares of common stock. The options are exercisable at prices ranging from $0.125 to $1.18.

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

We are a process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated multinutrient liquid fertilizer products sold under the trademark GOLD’n GRO, animal repellent/fertilizer products to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide process planning and technical services to the mining industry and are operating and continuing to develop an internet website to provide gold mining company profiles to parties interested in the gold mining and precious metals industry.

Our fertilizer is sold primarily through Western Farm Service, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. (a NYSE company). Our distribution agreement with WFS gives them exclusive rights to sell our fertilizer products in Arizona, California, Hawaii, Idaho, Oregon, and Washington, which represented 96% of our fertilizer sales in 2005 and 97% of such sales in 2004. This agreement is discussed in more detail in the Business section. Our plans to increase GOLD’n GRO fertilizer sales, including plans to expand the product line, expand to more geographical regions in the U.S., enter new market segments, and add new distributors, are also discussed in more detail in the Business section.

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

Year          2001     2002   2003   2004    2005

Silver       $4.36   $4.60   $4.88  $6.67  $7.32

We also provide consulting services to the mining industry. To supplement this business line, we recently launched an internet website which we plan to maintain with existing professional staff. Our plans with regard to the website are discussed more fully in the Growth Plan and Implementation section below.

Critical Accounting Policies and Estimates.

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

Inventory.

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method. Because a large part of our inventory is silver contained in used photochemical materials and the market value of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying value, we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations.

Convertible Debt Derivative

The Company estimates the fair value of its convertible debt derivative and other related derivative instruments using the Black-Scholes option pricing model. This model requires management to use significant assumptions in applying the model to estimate the fair value. As the Company’s stock price is highly volatile, and the underlying debt amounts are relatively large, the valuation of the derivatives is subject to material gains and losses from period to period.

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

  In June 2005 the Derivative Implementation Group issued DIG’s B38 and B39 to specify the accounting treatment of put or call options embedded in hybrid debt instruments. Both DIG’s become effective for the first fiscal quarter beginning after December 15, 2005. These new standards will require us to treat the prepayment option included in the terms of our callable secured convertible debt financing as an embedded derivative. Under the guidance of FAS 133 and EITF 00-19, if there is more than one embedded derivative in a hybrid debt instrument, the embedded derivatives must be valued as a whole. Consequently, our present method of estimating the fair value of the beneficial conversion feature of the debt, using the Black-Scholes option pricing model, will no longer be applicable. We will need to determine the estimated fair value under some other method, which has not yet been determined. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

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

Comparison of the Year Ended December 31, 2005 with the Year Ended December 31, 2004.

We reported consolidated revenues of $1,360,987 for the year ended December 31, 2005, compared to $1,620,351 for the prior year, a decrease of 16%. Revenues for the Photochemical Fertilizer segment decreased by $117,800, or 8%. Revenues from the Mining Technical Services segment declined $141,600, or 72%. We reported a gross loss of $130,000 for the year ended December 31, 2005 compared to a gross profit of $32,300 for the year ended December 31, 2004, a decrease of $162,300. The consolidated net loss for 2005 was $4,906,600 or $0.026 per share compared to a 2004 loss of $2,839,872 or $0.020 per share.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Year Ended December 31,
	2005	2004
Revenue
Fertilizer	$ 1,034,515	$ 1,019,789
Photochemical recycling	$ 123,657	$ 301,609
Silver	$ 146,972	$ 101,531
Total Segment Revenue	$ 1,305,144	$ 1,422,929
Gross profit (loss)	$ (116,682)	$ (34,687)
Operating income (loss)	$(2,107,863)	$(1,985,519)
Net income (loss) before taxes	$(4,389,168)	$(2,628,964)

Revenues for the Photochemical Fertilizer segment totaled $1,305,100 in 2005, compared to $1,422,900 in 2004, a decrease of $117,800, or 8%.

Fertilizer sales were $1,034,500 (1,749 tons) and $1,019,800 (1,829 tons) for 2005 and 2004, respectively. This represents an increase of 1% in dollars and a decrease of 4% in tonnage. Our fertilizer product sales are presently grouped into two primary categories, Chelated Liquid Micro-nutrients and Chelated Liquid Multi-nutrients. The Micro-nutrient category includes five products, which includes the two zinc products, GOLD’n GRO 9-0-1+7% Zinc and GOLD’n GRO 9-0-2+3% Zinc. These zinc products were introduced in 2001 and 2004, respectively. The Multi-nutrient category has a total of six products, which includes the GOLD’n GRO 4-0-9+6.6% Sulphur Base Liquid, which was introduced in 2003. Sales of bulk Micro-nutrients were $863,400 (1,245 tons) and $873,600 (1,399 tons) for 2005 and 2004, respectively, a decrease of 1% in dollars and 11% in tonnage. Sales of bulk Multi-nutrients were $156,800 (504 tons) and $125,700 (430 tons) for 2005 and 2004, respectively, an increase of 25% in dollars and an increase of 17% in tonnage. The dollar and tonnage increases in bulk Multi-nutrients are primarily attributable to increased bulk sales of the GOLD’n GRO 4-0-9+6.6% Sulphur. The increase in total sales dollars, despite a decline in volume, was achieved by sales price increases during 2005.

Photochemical recycling revenue was $123,700 and $301,600 in 2005 and 2004, respectively, a decrease of 59%. The decrease is due to the December 2004 mutual termination of recycling services for Shutterfly, Inc., a significant photochemical recycling customer. Shutterfly accounted for $201,300 or 59% of 2004 photochemical recycling revenue. This decrease was partially offset by $42,000 in sales of two photochemical Silver Concentrators, compared to one sold for $20,000 in 2004. Photochemical Silver Concentrators have widely varying prices, depending on the needs of the customer. Consequently, sales volumes and amounts are not consistent from period to period.

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

We previously developed statistical information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 200 million gallons of liquid fertilizer products, or about 1 million tons, so we believe the raw material is available in the market to meet future manufacturing needs. Based on 2005 production usage, we estimate that current supplies of photochemical raw material in storage at our manufacturing plant, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs through 2006, depending on fertilizer sales volumes. We anticipate that with continuing sales growth, we will need to obtain new large scale photochemical recycling customers to meet the demand.

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

Silver revenue was $147,000 and $101,500 for 2005 and 2004, respectively, an increase of $45,400, or 45%. Sales of all silver or silver bearing products were $141,700 (18,149 ounces) for the 2005, compared to $63,500 (7,530 ounces) for 2004. This is an increase of 123% in dollars and 141% in ounces. The increase is primarily from increased sales of processed silver bullion due to a combination of increased sales of Chelated Liquid Multi-nutrient liquid fertilizers, which use a higher percentage of photochemical base liquid compared to our other liquid fertilizers, and to progress in making adjustments to our refining process needed to accommodate changing conditions in the recycling process. The increased sales of silver bearing products was partially offset by a decrease of $32,800 in refining service fees charged to photochemical recycling customers due primarily to the termination of the Shutterfly contract.

Combined cost of sales and operating expenses for the segment amounted to $3,413,000 in 2005, compared to $3,408,400 in 2004, a nominal increase. Cost of sales decreased approximately $35,800 due primarily to a $58,200 decrease in payroll and related costs. The changes in revenues and cost of sales resulted in a gross loss of $116,700 compared to $34,700 in 2004, a decrease of $82,000. Operating costs increased $40,300 due primarily to an increase of $50,700 in general and administrative costs. General and administrative expenses increased due to increases of $39,600 in stock option compensation and $41,700 in legal and other outside services. These costs are primarily related to services for strategic planning, raising expansion capital, and other corporate business matters.

These changes in revenues and operating expenses resulted in a segment operating loss of $2,107,900 in 2005, compared to $1,985,500 in 2004, an increased loss of $122,300 or 6%.

Other income (expense) increased to a net expense of $2,281,300 for 2005, compared to a net expense of $643,400 in 2004, an increased net expense of $1,637,900. The primary reason for the increased expense is the loss on derivatives of $1,450,000, which is related to the $3.25 million callable secured convertible debt financing obtained in July 2005. Other gains decreased by $162,100 due to the prior year write off of long term leases.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $4,389,200 for 2005 compared to $2,629,000 for 2004, an increased loss of $1,760,200 or 67%.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2005	2004
Revenue	$ 55,843	$ 197,422
Gross profit (loss)	$ (13,324)	$ 66,983
Operating income (Loss)	$(507,831)	$(379,875)
Net income (loss) before taxes	$(517,444)	$(210,908)

Mining technical services revenue totaled $55,800 for 2005 compared to $197,400 for 2004, a decrease of 72%. Included in these revenue figures are pass-through expenses of $4,900 and $8,600 for 2005 and 2004, respectively. Excluding these amounts, revenues amounted to $50,900 and $188,800 for 2005 and 2004, respectively, a decrease of 73%. The number of clients we serve and the amount of work needed by those clients varies from period to period.

On March 1, 2005 the technical services contract with Golden Phoenix Minerals, Inc. expired and was not renewed. Revenue from this client was $124,300 for 2004 and $15,000 for the two months ended February 2005.

Combined cost of sales and operating expenses totaled $563,700 for 2005 compared to $577,300 for 2004, a decrease of 2%. Research and development expense increased $112,000. This expense is related to the development of the insidemetals.com website. The majority of this expense is an allocation of personnel costs, which was partially offset by decreases in payroll and related costs that were included in cost of sales and sales and marketing expenses in 2004.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding photochemical recycling segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the photochemical recycling segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the years ended December 31, 2005 and 2004 we allocated costs of approximately $186,100 and $74,200, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue through the second quarter of 2006. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed.

The above changes in revenues and operating expenses resulted in a segment operating loss of $507,800 for 2005, compared to $379,900 for 2004, an increased operating loss of $128,000 or 34%.

Other income (expense) is a net expense of $9,600 for 2005, compared to a net gain of $169,000 in 2004, a decline of $178,600. The decline is due to decreased gain on sale of GPXM shares and other marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $517,400 for 2005, compared to $210,900 for 2004, an increased loss of $306,500.

Changes in Financial Condition; Capitalization

Cash amounted to $24,300 as of December 31, 2005 compared to $5,200 as of December 31, 2004. Net cash used by operations was $2,148,500 in 2005 compared to $1,417,900 in 2004. Operating resources utilized to finance the 2005 loss of $4,906,600 include approximately $485,900 in expenses paid with our common stock. Cash amounting to approximately $98,000 was invested in property and equipment in 2005, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock and other marketable securities provided $10,200 in cash from investing activities. Financing sources of cash in 2005 were $570,000 in proceeds from the private placement of restricted common stock, $2,025,000 in proceeds from short and long term debt, less $217,700 in debt issuance costs, and $95,000 from short term loans from an officer/stockholder.

Total assets increased from $4,147,900 at December 31, 2004 to $4,229,600 at December 31, 2005. Current assets decreased $110,700. The primary changes in current assets were decreases in accounts receivable of $167,600, due to the collection of the final billings due from GPXM during 2005, and $48,100 in prepaid expenses due to fewer corporate marketing programs that straddled the end of the year in 2005 compared to 2004. These decreases were partially offset by an increase in marketable securities of $65,600 due to receipt of the final billings from GPXM in their common stock.

Property and equipment decreased by $124,000 due to investment in equipment totaling $108,800, which was offset by an increase in accumulated depreciation and amortization of $232,900. Other assets increased $316,400 due to an increase in deferred loan fees of $262,700 related to the callable secured convertible debt financing obtained in July 2005.

Total liabilities increased from $6,712,200 at December 31, 2004 to $9,703,200 at December 31, 2005, an increase of $2,991,000. Of this amount, current liabilities increased $5,001,500 and long term liabilities decreased $2,010,500. The overall increase in liabilities is due primarily to the borrowing of $2.25 million in callable secured convertible debt (Notes). Due to the terms of the Notes, the loan must be accounted for as a derivative and recorded at estimated fair value, which was $3,621,200 at December 31, 2005. In addition, all outstanding non-employee warrants and options are required to be recorded as liabilities at estimated fair value, which was $134,200 at December 31, 2005. This increase in total debt was partially offset by the conversion of $867,100 in convertible promissory notes and accrued interest into restricted common stock. Current liabilities increased primarily due to the Notes discussed above and to the reclassification of a net $1,897,600 in convertible promissory notes from long term debt as all of those notes are due within one year of December 31, 2005. Other significant changes in current liabilities include an increase in accrued management salaries of $210,800 and decreases in accounts payable of $172,700, accrued expenses of $159,600, current maturities of long term debt of $465,400, and current maturities of capital lease obligations of $77,300.

Working Capital/Liquidity

During the year ended December 31, 2005, the working capital deficit was increased by $5,112,100 to a deficit balance of $8,341,600. The primary changes in working capital are the callable secured convertible debt financing and the reclassification from long term debt of convertible notes and accrued interest as discussed above. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. The cash shortage is a result of two factors. First, fertilizer sales in 2005 and prior years did not expand to the extent anticipated, so operating losses were not reduced as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not able to function to meet the Company’s ongoing working capital needs and was allowed to expire on February 27, 2004. As a result, various private placements of stock with attached three year warrants were undertaken beginning in the fourth quarter of 2002. $570,000 and $843,500 was raised from private placements during 2005 and 2004, respectively. In addition, the Company sold GPXM and other shares for net proceeds of $10,200 and $356,100 during the years ended December 31, 2005 and 2004, respectively, advances from an officer/stockholder were $95,000 and $150,000 in 2005 and 2004, respectively, and $235,000 was received from the exercise of warrants in 2004. In July 2005 the Company obtained a $3.25 million callable secured convertible debt financing and received net proceeds of $1,906,200 less debt issuance costs of $217,700. Subsequent to December 31, 2005, the registration statement filed in connection with the financing became effective and the Company received the remaining net proceeds of $942,500. It is anticipated that this funding will provide for our capital needs through April to May 2006, depending on fertilizer sales growth.

The Company is actively working to establish a longer term financing plan that will identify capital sources for the Company’s financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

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

ITEM 8B OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A. I. Directors and Executive Officers - Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/05	Position	Position Held Since

Dr. John W. Whitney	59	President/Treasurer	May 1988
		Director
Paul H. Durckel	88	Director	September 1995
Howland S. Green	52	Northeast Manager	April 2005
		of GOLD’n GRO sales
		Director
Gregory S. Skinner	51	Secretary	December 1990
Duane H. Rasmussen	75	Vice President;	November 1997
		Vice President and	May 1994
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

C. CODE OF ETHICS

The Board of Directors has adopted a Code of Business Conduct and Ethics (Code) that is applicable to the Company’s directors, principal executive and financial officer, principal accounting officer or controller, and persons performing similar functions. A copy of the Code is included in this report as Exhibit 14. A copy of the Code may be obtained by anyone, without charge, by requesting a copy either by telephoning (775) 689-7696 and asking for investor relations or by e-mailing the Company at www.itronics.com. If requesting by e-mail, please indicate a preference of a reply by e-mail or by physical mail.

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2005 exceeded $100,000:

				Long Term
				Compensation
Name and				Securities
Principal	Calendar	Annual Compensation		Underlying
Position	Year	Salary	Bonus	Options (#)
Dr. John W. Whitney:	2005	$125,700	$-0-	-0-
President, Treasurer	2004	$126,150	$-0-	550,000
and Director (1) (2)	2003	$126,375	$-0-	-0-

Duane H. Rasmussen	2005	$132,000	$-0-	-0-
Vice President, VP	2004	$132,000	$-0-	425,000
and General Manager	2003	$132,000	$-0-	-0-
IMI (3)

(1) The 2005 salary amount includes $91,400 that was not paid currently. The 2004 and 2003 salary amounts include $125,000 in each year that were not paid currently. In 2003 Dr. Whitney converted $260,000 of 2003 and previous years unpaid salary into the then existing private placement at $0.08 per share for a total of 3,250,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

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

(2) The salary amounts listed above include $700, $1,150, and $1,375 for 2005, 2004, and 2003, respectively, that represent compensation paid in common stock for service as a director of the Company. The compensation plan for all directors was 2,500 common shares per quarter for 2005 and previous years.

(3) The 2005 salary amount includes $90,000 that was not paid currently. The 2004 and 2003 salary amounts include $55,000 and $77,000, respectively, that were not paid currently. In 2003 Mr. Rasmussen converted $170,000 of 2003 and prior years unpaid salary into the then existing private placement at $0.08 per share for a total of 2,125,000 shares plus an equal number of three year warrants. This transaction is under the same terms and conditions as for other investors in the current private placement, consequently, the warrants are treated as non-compensatory. These shares have not yet been issued, pending accumulation of sufficient cash to pay required withheld payroll taxes.

Effective May 7, 2004 Mr. Rasmussen was granted a compensatory option for 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company.

Option Grants in Last Fiscal Year:

	Number of	% of Total
	Securities	Options to
	Underlying	Employees	Exercise
	Options	in Fiscal	or Base	Expiration
Name	Granted	Year	Price	Date
Dr. John W. Whitney	None	-0-
Duane H. Rasmussen	None	-0-

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option

Values

Options Exercised:

	Shares Acquired on
Name	Exercise (#)	Value Realized
Dr. John W. Whitney
Non-compensatory (1)	1,200,000	$ -0-

(1) Dr. Whitney exercised non-compensatory warrants for 1,200,000 shares by converting short term debt totaling $90,000. Since the warrants were non-compensatory, no realized value is listed above.

Options Unexercised:
	Number of Securities		Value of Unexercised
	Underlying Unexercised		In-the-Money Options
	Options at 12/31/05		At 12/31/05
Name	Exercisable	Unexerciseable	Exercisable	Unexerciseable
Dr. John W. Whitney
Compensatory	4,800,000	-0-	$ -0- (1)	$ -0-
Non-compensatory	-0-	-0-	$ -0- (1)	$ -0-
Duane H. Rasmussen
Compensatory	425,000	-0-	$ -0- (2)	$ -0-
Non-compensatory	2,125,000	-0-	$ -0- (2)	$ -0-

(1)If value realized was based on the average of the closing bid and ask prices on December 31, 2005, the value realized would have been $-0- for the compensatory options and $-0- for the non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer and a greater than 10% shareholder of the Company, Dr. Whitney is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

(2)If value realized was based on the average of the closing bid and ask prices on December 31, 2005, the value realized would have been $-0- for the compensatory and non-compensatory warrants. The securities under option, common stock of the Company, are restricted under Rule 144 and thus are not tradable within one year of exercise. In addition, as an officer of the Company, Mr. Rasmussen is further restricted by SEC regulations as to the sale of the Company’s securities. The actual value realized, if and when the securities are sold, may be more or less than the value listed above. Consequently, the value of the unexercised options is reported at $-0-.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	6,108,000	$0.244	979,000
Total	6,108,000	$0.244	979,000

b) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 31, 2006, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)(3)(4)	27,586,830	8,052,500	35,639,330	16,75

(1) Director

(2) Officer

(3) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, 250,000 common shares at $0.20 per share, and 550,000 common shares at $0.15 per share. The option for 250,000 common shares is exercisable at any time until October 2007 and the other options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 3,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings.

c) Security Ownership of Management.

The following table sets forth as of March 31, 2006, certain information, with respect to director and executive officer ownership of common stock in the Company:
	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)

Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)(5)	27,586,830	8,052,500	35,639,330	16.75

Paul H. Durckel
P.O. Box 10725
Reno, NV 89510 (3)	582,168	65,000	647,168.32

Howland S. Green
895 Liberty Lane
West Kingston, RI 02892	1,257,500	2,500	1,260,000.62

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	1,846,404	5,332,272	7,178,676	3.42

All directors and
executive officers as
a group (5 persons)	31,925,221	13,452,272	45,377,493	20.80

(1) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, 250,000 common shares at $0.20 per share, and 550,000 common shares at $0.15 per share. The option for 250,000 common shares is exercisable at any time until October 2007 and the other options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 3,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings.

Mr. Durckel has three year warrants to acquire 62,500 common shares related to his cash investment in the 2003 Equity Private Placements, which are convertible at $0.08, $0.16, and $0.24 per share for the first through third years of the option period.

In April 2005 Mr. Green was granted a compensatory option to acquire 1,000,000 of the Company’s restricted common shares at $0.10 per share. The first 500,000 shares of the option will become exercisable when the Federal EPA accepts the registration application for the GOLD’n GRO Guardian and the second 500,000 shares of the option will become exercisable when the Federal EPA issues the registration for the GOLD’n GRO Guardian. The entire option is exercisable for two years after the EPA registration is received. This option is not included in the above table as it is not exercisable within 60 days.

Mr. Rasmussen has a three year non-compensatory warrant to acquire 2,125,000 common shares at $0.08, $0.16, and $0.24 per share for the first through third years of the option period. He acquired this warrant by investing $170,000 of his back salary in the existing private placement in 2003. Mr. Rasmussen also was granted a compensatory option to acquire 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 2,782,272 shares that are to be issued to Mr. Rasmussen when sufficient cash is available to pay payroll tax withholdings.

(2) The percent of class is based on the sum of 204,671,731 shares outstanding as of March 31, 2006 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of March 31, 2006.

(3) Director

(4) Officer

(5) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Advances from an officer/stockholder totaled $161,525 at December 31, 2005 and 2004.

$599,900 and $389,127 of the accrued management salaries as of December 31, 2005 and 2004, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $534,800 and $523,800 for 2005 and 2004, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued is 6,620,900 and 6,488,021 for 2005 and 2004, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest accrued at 12% per annum on salaries due officer and employee/stockholders amounted to $123,345 and $94,299, respectively, in 2005 and 2004. Of these amounts, $58,272 and $94,299 for 2005 and 2004, respectively, were paid (or will be paid) by issuance of 765,857 and 990,187 shares of restricted common stock.

Interest expense on related party loans amounted to $23,948 and $31,396 for the years ended December 31, 2005 and 2004, respectively. Accrued interest on related party loans and accrued salaries totaled $13,276 and $6,307 at December 31, 2005 and 2004, respectively.

In March 1999 Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM at that time. In March 1999, the Company’s Board of Directors approved a consulting project for WWI to provide technical services to GPXM; payment was to be made in common stock, and cash. WWI completed the project in early 2005. The Company owned 556,107 shares with a market value of $91,758 at December 31, 2005 and 123,198 shares with a market value of $26,180 at December 31, 2004. Total revenue from GPXM for 2005 and 2004 was $15,000 and $124,341, respectively. A total of $101,281 is included in accounts receivable at December 31, 2004; no amounts were due at December 31, 2005.

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

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

I. Index of Financial Statements and Exhibits

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Itronics, Inc.

We have audited the accompanying consolidated balance sheets of Itronics, Inc. and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2005 and 2004, and the results of its consolidated operations and cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2005, the Company has an accumulated deficit of $27,851,571, a negative working capital of $8,341,563, and a stockholders’ deficit balance of $5,473,599, and is default on various leases and loans. The Company’s ability to continue as a going concern is contingent upon (a) future profitable operations and (b) the ability to generate sufficient cash to meet obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding this matter are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California

April 10, 2006

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2005 AND 2004

ASSETS

	2005	2004
CURRENT ASSETS
Cash	$ 24,260	$ 5,180
Accounts receivable, less allowance for
doubtful accounts, 2005, $7,600; 2004, $5,700	21,164	188,805
Marketable securities, available for sale	91,758	26,180
Inventories	592,098	571,704
Prepaid expenses	94,447	142,509
Total Current Assets	823,727	934,378

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	153,896	121,171
Equipment and furniture	2,302,984	2,071,998
Vehicles	200,557	133,028
Equipment under capital lease-equipment and furniture	851,952	1,008,432
Equipment under capital lease-vehicles	21,741	87,672
	4,913,445	4,804,616
Less: Accumulated depreciation and amortization	1,903,525	1,670,668
	3,009,920	3,133,948
OTHER ASSETS
Intangibles less accumulated amortization 2005, $-0-;
2004, $26,011	76,500	8,435
Deferred loan fees, less accumulated amortization 2005,
$210,357; 2004, $203,288	311,362	48,654
Deposits	8,108	22,525
	395,970	79,614
	$4,229,617	$4,147,940

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2005	2004
CURRENT LIABILITIES
Accounts payable	$437,113	$ 609,795
Accrued management salaries	599,900	389,127
Accrued expenses	239,130	398,731
Insurance contracts payable	13,738	15,048
Interest payable to officer/stockholder	13,276	6,307
Interest payable, long-term debt and lease obligations	197,708	204,909
Current maturities of long-term debt	57,414	522,845
Current maturities of capital lease obligations	730,403	807,746
Advances from stockholder	161,525	161,525
Current maturities of capital lease due stockholder	5,858	5,420
Current maturities of convertible notes and accrued interest	2,918,559	1,020,946
Convertible debt derivative	3,621,220	-
Warrant and option liability	134,212	-
Other	35,234	21,429
Total Current Liabilities	9,165,290	4,163,828

LONG-TERM LIABILITIES
Long-term debt, less current maturities	534,607	97,022
Convertible promissory notes and accrued interest, less
current maturities	-	2,442,216
Capital lease due stockholder, less current maturities	3,319	9,144
Total Long-Term Liabilities	537,926	2,548,382

Commitments and Contingencies	-	-
	9,703,216	6,712,210

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2004, 0 shares; 2003, 0 shares		-
Common stock, par value $0.001 per share;
authorized 250,000,000 shares; issued and
outstanding 2005, 197,148,179; 2004, 164,863,938	197,148	164,864
Additional paid-in capital	21,646,307	19,438,213
Accumulated deficit	(27,851,571)	(22,944,959)
Common stock to be issued	573,993	786,426
Accumulated other comprehensive income	(39,889)	(9,568)
Common stock options outstanding, net	413	754
	(5,473,599)	(2,564,270)
	$4,229,617	$4,147,940

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004
REVENUES
Photochemical fertilizer	$1,305,144	$1,422,929
Mining technical services	55,843	197,422
Total Revenues	1,360,987	1,620,351

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	1,421,826	1,457,616
Mining technical services	69,167	130,439
Total Cost of Revenues	1,490,993	1,588,055
Gross Profit (Loss) (exclusive of
depreciation and amortization shown
separately below)	(130,006)	32,296

OPERATING EXPENSES
Depreciation and amortization	249,125	284,172
Research and development	258,711	165,083
Sales and marketing	939,720	971,988
Delivery and warehousing	85,963	78,565
General and administrative	952,169	897,882
	2,485,688	2,397,690
Operating (Loss)	(2,615,694)	(2,365,394)

OTHER INCOME (EXPENSE)
Interest	(857,035)	(831,259)
Gain (loss) on derivative instruments	(1,450,011)	-
Gain (loss) on sale of investments	(10,116)	168,937
Other	26,244	187,844
Total Other Income (Expense)	(2,290,918)	(474,478)

(Loss) before provision for income tax	(4,906,612)	(2,839,872)
Provision for income tax	-	-
Net Income(Loss)	(4,906,612)	(2,839,872)
Other comprehensive income
Unrealized gains (losses) on securities	(30,321)	(383,914)
Comprehensive Income (Loss)	$(4,936,933)	$(3,223,786)

Weighted average number of shares outstanding,
basic and diluted	190,031,634	141,941,235
Earnings (Loss) per share, basic and diluted	$(0.026)	$(0.020)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2003	122,374	122,374	15,234,212	(20,105,087)	672,255	374,346	218	(3,701,682)
Issue of common stock:
For cash	12,983	12,983	1,095,018	-	(27,500)	-	-	1,080,501
For services	8,935	8,935	793,618	-	(16,292)	-	-	786,261
For debt conversion	18,311	18,311	2,128,152	-	157,963	-	-	2,304,426
For asset acquisition	2,261	2,261	187,213	-	-	-	-	189,474
Net (loss) for the year
ended Dec. 31, 2004	-	-	-	(2,839,872)	-	-	-	(2,839,872)
Other comprehensive
income for the year
ended Dec. 31, 2004	-	-	-	-	-	(383,914)	-	(383,914)
Common stock options
outstanding	-	-	-	-	-	-	536	536
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)
Issue of common stock
For cash	12,050	12,050	590,450		(32,500)			570,000
For services	6,003	6,003	406,323		(9,933)			402,393
For debt conversion	12,893	12,893	1,114,209		(170,000)			957,102
For asset acquisition	1,338	1,338	97,112					98,450
Net (loss) for the year
ended Dec. 31, 2005	-	-	-	(4,906,612)	-	-	-	(4,906,612)
Other comprehensive
income for the year
ended Dec. 31, 2005	-	-	-	-	-	(30,321)	-	(30,321)
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)
Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$413	$(5,473,599)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
	2005	2004
Cash flows from operating activities
Net income (loss)	$(4,906,612)	$(2,839,872)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	306,148	325,404
Interest on convertible notes	410,593	483,868
(Gain) loss on derivative instruments	1,450,011	-
Marketable securities received for services	(116,193)	(35,748)
Gains on investments	10,116	(168,937)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(25,005)	(166,993)
Gain on debt forgiveness	(24,832)	(187,814)
Other	4,713	-
Stock option compensation	43,379	536
Expenses paid with issuance of common stock:
Interest expense	58,272	94,299
Consulting expenses	282,145	281,643
Directors fees	1,850	3,450
Salaries	143,673	297,536
Operating expenses	-	5,000
Expenses paid with issuance of debt	30,063	-
(Increase) decrease in:
Trade accounts receivable	161,528	(92,421)
Inventories	4,611	20,814
Prepaid expenses, deposits and other	2,061	14,896
Increase (decrease) in:
Accounts payable	(109,608)	105,762
Accrued management salaries	210,773	170,942
Accrued expenses and contracts payable	(86,144)	269,785
Net cash used by operating activities	(2,148,458)	(1,417,850)

Cash flows from investing activities:
Acquisition of property and equipment	(97,962)	(56,756)
Sale of investments	10,177	356,107
Sale of equipment	1,400	-
Net cash provided (used) by investing activities	(86,385)	299,351

Cash flows from financing activities:
Proceeds from sale of stock	570,000	1,080,501
Proceeds from officer/stockholder advances	95,000	150,000
Proceeds from debt	2,024,950	-
Debt issuance costs	(217,690)	-
Account receivable factoring, net	(51,229)	13,224
Payments on debt	(167,108)	(154,545)
Net cash provided by financing activities	2,253,923	1,089,180
Net increase (decrease) in cash	19,080	(29,319)
Cash, beginning of year	5,180	34,499
Cash, end of year	$ 24,260	$ 5,180

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

(continued)

	2005	2004
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 254,635	$ 158,587
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock:
Accounts payable	11,845	27,178
Convertible notes and accrued interest	867,101	1,962,219
Short-term debt and accrued interest due an
officer/stockholder	90,000	315,029
Equipment financed with capital leases	-	2,236
Acquisition of assets by issuance of common stock:
Equipment	26,950	189,474
GOLD’n GRO Guardian product rights	71,500	-
Officer/stockholder loan of marketable securities	-	28,276
Warrants issued for debt issuance costs	12,042	-
Fair value of convertible debt derivative	3,621,220	-
Fair value of warrant and option liability	134,212	-
Amounts withheld from proceeds of debt, unrelated:
Prepaid interest	90,000	-
Deferred loan costs	90,000	-
Key man life insurance	20,000	-
Short term debt and accrued interest	143,800	-

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

Financial Statement Estimates and Assumptions:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For example, the Company estimates the fair value of its derivative instruments using the Black-Scholes option pricing model. As the Company’s stock price is highly volatile, and the underlying debt amounts are relatively large, the valuation of the derivatives is subject to material swings from period to period. The Company measures the silver received in photochemical liquids and estimates the amount, recoverability, and ultimate realizable value of the silver in ending inventory.

Principles of Consolidation:

The consolidated financial statements include the accounts of

Itronics Inc. and its subsidiaries:

	2005	2004
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	82.53	82.53
American Gold & Silver (A Limited Partnership)	47.77	47.77

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Revenue recognition:

The Company manufactures fertilizer from used photochemical liquids. Revenues are generated in three distinct areas: (1) fees associated with removing used photochemical liquids from customer sites and sales of photochemical concentrators, (2) sales of fertilizer and (3) sales of silver. Fertilizer and silver sales are recognized when goods are shipped to our customers. Returns and allowances have been nominal. Service fees from photochemical recycling are recorded after the photochemical liquids have been picked up and transported from our customers to our manufacturing facility.

The Company provides consulting services to various entities in the mining industry. Revenue is recognized as services are delivered. When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of revenues for the years ended December 31, 2005 and 2004 were $4,946 and $8,556, respectively. In addition, the Company periodically receives property or other payments on behalf of its clients and disburses the funds to a designated third party. When the Company has little or no risk of loss in the process, such payments are netted and not included in gross revenues or cost of revenues. Such payments amounted to $94,592 and $99,698 for the years ended December 31, 2005 and 2004, respectively.

The Company bills its customers for its approximate costs for delivering merchandise sold to the customer. Such amounts are included in revenues. The related shipping costs are included in Delivery and Warehousing expenses in the Operating Expense section of the Consolidated Statements of Operations. Such costs were $85,963 and $78,565 for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents:

At present, cash includes only deposits in checking and money market accounts and does not include any cash equivalents.

Accounts Receivable Allowance Account:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Inventories:

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method and consists primarily of silver bearing materials, raw materials and fertilizer. Because a large part of our inventory is silver and the market price of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying value, we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations. The raw material and work in progress balances below include $374,042 and $396,614 in silver bearing unprocessed photochemicals or partially processed materials as of December 31, 2005 and 2004, respectively.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2005 and 2004:

	2005	2004
Finished goods	$ 53,274	$ 63,615
Work in progress	282,373	275,773
Raw materials	256,451	232,316
	$592,098	$571,704

Accounts Receivable and Inventory Factoring:

The Company factors some of its receivables and inventory with unrelated third parties. A liability is recorded when cash is received; interest is recorded over the period the liability is outstanding. The liability and accrued interest is repaid within a day or two of when the Company is paid by the customer. Interest rates range from 2 to 3% per month, or 24 to 36% annually. Additionally, while the Company does not have any formal limits on the amounts it can factor, typically no more than $120,000 in assets is factored at any given time. As of December 31, 2005 all factoring arrangements were paid in full.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Property and Equipment:

Property and equipment are stated at cost. Costs associated with creating website content and graphics are capitalized under EITF 00-2, "Accounting for Web Site Development Costs." Depreciation is computed by accelerated and straight-line methods. Depreciation expense is $187,658 and $190,017 for the years ended December 31, 2005 and 2004, respectively. Capital lease equipment is amortized using accelerated and straight-line methods. Amortization expense on capital lease equipment is $61,283 and $94,108 for the years ended December 31, 2005 and 2004, respectively. Accumulated amortization on capital lease equipment is $439,977 and $474,340 at December 31, 2005 and 2004, respectively. Property and equipment is depreciated or amortized over the following periods.

Building and improvements	20 - 40 years
Equipment and furniture	3 - 20 years
Vehicles	5 years
Equipment under capital lease-equipment and furniture	5 - 20 years
Equipment under capital lease-vehicles	5 years

Repairs and maintenance, including website maintenance and administration, are charged to operations as incurred.

Intangible Assets:

Intangible assets are amortized as follows:

	METHOD	YEARS
Patents	Straight Line	17
Deferred loan fees	Effective Interest	3-15

Estimated aggregate amortization expense for the succeeding five years is:

2006	$109,833
2007	109,833
2008	67,560
2009	3,255
2010	3,255

Research and Development:

Wages, benefits, rent, and other costs, including costs to plan and populate databases and content on our web site development costs are expensed as incurred as research and development in accordance with SFAS 2 Accounting for Research and Development Costs, and EITF 00-2 Accounting for Web Site Development Costs.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $118,217 and $157,986 for the years ended December 31, 2005 and 2004, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during 2005 and 2004. Common stock equivalents are not included, as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2005 and 2004.

	2005	2004
Net Income (Loss)	$(4,906,612)	$(2,839,872)
Less: Preferred stock dividends	-	-
Basic EPS income (loss) available to
common stockholders	$(4,906,612)	$(2,839,872)

Weighted average number of shares outstanding	190,031,634	141,941,235
Common equivalent shares	-	-
	190,031,634	141,941,235
Per share amount	$(0.026)	$(0.020)

Warrants, options, and shares to be issued, totaling 175,399,421 and 62,953,132 shares as of December 31, 2005 and 2004, respectively, would dilute EPS, and accordingly are not included in the computation of EPS.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

Stock Based Compensation:

The Company issues stock to its employees, directors and consultants pursuant to various Stock Option and Purchase Plans. The Company accounts for options granted to employees and directors under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations.  Accordingly, no compensation expense is recognized. In accordance with Statement of Financial Accounting Standard (SFAS) 123, Accounting for Stock Based Compensation and SFAS 148, Accounting for Stock Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123, the Company discloses the additional compensation expense that would have been recorded had the Company elected to account for stock options under SFAS 123. The Company accounts for options granted to people other than employees and directors under SFAS 123.  The Company accounts for options granted to people other than employees and directors under SFAS 123 and EITF 98-16, Accounting for Equity Investments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods and Services.  As such, the value of such options is periodically remeasured and income or expense is recognized during their vesting term. If the Company were to apply the provisions of FASB Statement No. 123 to these options, using the fair value method, compensation expense, net loss and loss per share would have been impacted as follows:

	2005	2004
Net Income (Loss):
As reported	$(4,906,612)	$(2,839,872)
Option compensation expense
As reported	43,379	536
At fair value	(49,212)	(61,575)
Pro forma Net Income (Loss)	$(4,912,445)	$(2,900,911)

Earnings (Loss) per share, basic and diluted
As reported	$(0.026)	$(0.020)
Pro forma, basic and diluted	$(0.026)	$(0.020)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The pro forma amounts were estimated for each quarter using the Black-Scholes option pricing model with the following assumptions for 2005 and 2004:

	2005	2004
Dividend yield	0%	0%
Risk-free interest rate	3.75% to 4.375%	2.75% to 4.75%
Expected life	3-10 years	3-10 years
Expected volatility	39.0% to 83.07%	16.65% to 66.75%
Weighted average exercise
price granted during year	$0.103	$0.15

Additional information about compensatory as well as non-compensatory options and warrants is presented in Note 7 below.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

  In June 2005 the Derivative Implementation Group issued DIG’s B38 and B39 to specify the accounting treatment of put or call options embedded in hybrid debt instruments. Both DIG’s become effective for the first fiscal quarter beginning after December 15, 2005. These new standards will require us to treat the prepayment option included in the terms of our callable secured convertible debt financing as an embedded derivative. Under the guidance of FAS 133 and EITF 00-19, if there is more than one embedded derivative in a hybrid debt instrument, the embedded derivatives must be valued as a whole. Consequently, our present method of estimating the fair value of the beneficial conversion feature of the debt, using the Black-Scholes option pricing model, will no longer be applicable. We will need to determine the estimated fair value under some other method, which has not yet been determined. The Company will adopt this new standard effective for the first fiscal quarter of 2006 and it has not yet determined what impact this standard will have on its financial position or results of operations.

NOTE 2 - Reclassification:

The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2005 and 2004 is comprised of the following (all debt payments are applied to outstanding interest owed at date

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

	DECEMBER 31,
	2005	2004
Notes due to unrelated parties:
Notes payable secured by vehicles due at varying dates
through 2006. The monthly payments total $1,345,
including interest at 10.5% to 11.0% per annum.	$ 5,599	$ 17,440

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	469,789	492,881

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	14,589	14,589

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest at 6% percent per annum.	92,044	94,957

Unsecured note payable due in 2006. Monthly payment is
$3,000, including interest at 12% per annum.	10,000	-

Less current portion due within one year	(57,414)	(522,845)

Total long-term liabilities due to unrelated parties	$ 534,607	$ 97,022

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	DECEMBER 31,
	2005	2004

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
accrued interest are convertible into the
Company’s restricted common stock at prices
ranging from $0.125 to $1.18 per share at any
time through February 2006.	1,570,000	1,570,000

Three year convertible promissory notes due at
varying dates through December 2004, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.15 per share at any time through
dates ranging from March to December 2004.	-	20,000

Three year convertible promissory notes due at
varying dates through September 2005, including
interest at 12% per annum. The notes and accrued
interest are convertible into the Company’s
restricted common stock at prices ranging from
$0.10 to $0.25 per share at any time through
dates ranging from January to September 2005.	-	606,100

Accrued interest on convertible promissory notes	1,301,559	1,220,062

Less current portion due within one year	(2,918,559)	(1,020,946)

Total Long Term Convertible Promissory Notes
and Accrued Interest	$ -	$2,442,216

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Callable Secured Convertible Promissory Notes:	DECEMBER 31,
	2005	2004
Callable secured convertible promissory notes
(more fully described in Note 4)	$2,250,000	$ -

Less portion included in convertible
debt derivative	(2,250,000)	-

Long term portion of callable secured
convertible promissory notes	$ -	$ -

	DECEMBER 31,
	2005	2004
Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$161,525	$161,525

Long-term debt matures as follows:			CALLABLE
			SECURED
	UNRELATED	CONVERTIBLE	CONVERTIBLE
YEAR	PARTIES	NOTES	NOTES	STOCKHOLDERS
2006	$ 57,414	$2,918,559	$ -	$ 161,525
2007	30,476	-	-	-
2008	34,125	-	2,250,000	-
2009	38,223	-	-	-
2010	42,828	-	-	-
2011-2023	388,955	-	-	-
	$592,021	$2,918,559	$2,250,000	$161,525

A financing contract on equipment, with a balance of $14,589, is in default and is included in current liabilities. The lender has referred the loan to an attorney, but no further action has been taken.

During 2003 the holders of the 2000 Series Convertible Promissory Notes were offered to extend the notes for three years in exchange for an increased interest rate to 12% and a reduction in conversion price to $0.125 per share, an amount above the trading price of our stock. As of December 31, 2005 all but $80,000 of the notes and $63,249 of the accrued interest were extended. The un-extended notes and accrued interest are in default, but no action has been taken by the note holders.

In November 2005 a convertible note in the amount of $20,000 plus interest of $20,027 came due and is in default as of December 31, 2005. No collection action has been taken by the note holder.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Subsequent to December 31, 2005, all the 2000 series convertible notes, totaling $2,918,559 as of December 31, 2005, became due and are in default. The Company is preparing an offer to seek extension of the notes by the note holders. No collection action has been taken by the note holders.

NOTE 4 – Callable Secured Convertible Debt

In July 2005, the Company arranged callable secured convertible debt (Notes) totaling $3,250,000, bearing interest at 8%, with 3,000,000 five year $0.15 warrants. The Notes were accompanied by a Registration Rights Agreement. During 2005, the Company received $1,726,200, ($2,250,000 net of financing costs and prepaid interest), and issued 2,076,923 warrants. Subsequent to year end, the Company received $942,500 ($1,000,000 net of financing costs), and issued 923,077 warrants.

The Notes are convertible into common shares at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. Additionally, the Notes are secured by substantially all of the Company’s assets. The Notes are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133 and EITF 00-19 which require the beneficial conversion feature to be treated as an embedded derivative, recording a liability equal to the estimated fair value of the conversion option. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of December 31, 2005 the Notes were convertible into 112,593,828 common shares and the conversion feature had an estimated fair value of $3,621,220. Non-employee warrants and options to acquire a total of 49,542,810 common shares were outstanding and had an estimated fair value of $134,212. The fair value of the conversion feature and the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning February 15, 2006, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 78% to 100%, and using risk free interest rates ranging from 4.25% to 4.375%. The estimated fair value of the options exceeded the carrying value of the Notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations. The fair value of the beneficial conversion option, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

On July 15, 2005, the Company entered into a Registration Rights Agreement with the Noteholders that required the Company to file a registration statement within 120 days of funding, or use its best efforts to do so. Additionally, because at the inception of the Agreement the Company did not have enough

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

authorized shares to allow the Noteholders to convert the Notes into common stock. The Agreement required the Company to increase the authorized shares by October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares timely and 3% per month for failing to increase the authorized shares. The Company registered the shares in February 2006 and increased the authorized shares in March 2006. Because it used its best efforts, the Company has not accrued penalties which would have totaled $90,000 and $135,000 through December 31, 2005. Additionally, under the terms of the Agreement, the Company is required to register a total of two times the estimated number of shares to allow the Noteholders to convert the outstanding balance, as early as practicable.

During the period of February 15, 2006 to April 10, 2006, the Investors converted a total of $220,926 of the Notes into 9.0 million common shares.

NOTE 5 - Major Customers:

Fertilizer sales for the years ended December 31, 2005 and 2004 include $997,611 and $989,084, respectively, from one major customer, which represents 96% and 97%, respectively, of fertilizer sales for the years ended December 31, 2005 and 2004. These sales represented 76% and 70% of total Photochemical Fertilizer segment sales for the years ended December 31, 2005 and 2004, respectively. Receivables from this major customer as of December 31, 2005 and 2004 amounted to $-0- and $58,094, which represented 77% of photochemical fertilizer accounts receivable in 2004.

Photochemical recycling and silver refining revenues for 2004 include $201,291, or 59%, from one major customer in the digital imaging and processing industry. The Company and the customer mutually agreed to terminate services in December 2004.

Technical services revenues for the year ended December 31, 2005 were spread among several customers with relatively small amounts. Revenue from the largest single customer was $15,000. Technical services revenue for December 31, 2004 includes $124,341 and $32,816 from two major customers which represented a combined 80% of technical services revenues. Receivables from these major customers as of December 31, 2004 amount to $101,281 which represented 85% of consulting accounts receivable. The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of revenues may change from year to year.

NOTE 6 - Income Taxes:

The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	2005		2004
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME

Federal tax at statutory rate	$-	- %	$-	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %
Total Income Tax Expense	$-	0.0%	$-	0.0%

The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2006	430,403
2007	188,146
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,947,351
2022	2,496,744
2023	2,286,436
2024	2,337,832
2025	2,773,348
$19,134,311

The Company's total deferred tax assets and related valuation allowances at December 31, 2005 and 2004 are as follows:

	2005	2004

Total deferred tax assets	$6,865,693	$ 5,682,993
Less valuation allowance	(6,865,693)	(5,682,993)
Net deferred tax asset	$ -	$ -

The estimated deferred tax assets and the related 100% valuation allowance increased $1,182,700 between 2004 and 2005.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 7 - Stock Option and Purchase Plans:

The following table summarizes warrant and option activity for the period January 1, 2004 through December 31, 2005:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2003	18,904,735	37,626,872	4,376,000	60,907,607
Granted	7,099,500	3,784,086	1,675,000	12,558,586
Exercised	(5,375,461)	(16,109,299)	-	(21,484,760)
Expired	(31,965)	-	(56,000)	(87,965)

Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	118,189,457	165,000	129,297,534
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(3,026,626)	-	(52,000)	(3,078,626)

Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639

The average price for all warrants and options granted and exercised was $0.0334 for the year ended December 31, 2005 and $0.11 for the year ended December 31, 2004.

The following table summarizes the warrants and options outstanding as of December 31, 2005:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
January 2008 to June 2008
	5,825,000	$ 0.075
September 2006
	60,000	0.083
March 2007 to May 2009
	3,000,000	0.100
August 2006
	37,208	0.143
December 2007
	1,850,000	0.150
July 2010 to August 2010
	2,243,077	0.150
January 2007 to February 2007
	1,437,500	0.160
May 2006 to October 2006
	119,300	0.171
January 2007 to February 2007
	935,000	0.200
February 2007
	360,000	0.238
January 2006 to September 2006
	9,779,650	0.240
February 2007 to May 2007
	1,552,000	0.250
February 2006
	54,525	0.297
January 2006
	60,000	0.308
Total Warrants	27,313,260		$ 0.170

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

			Weighted
			Average
	No. of	Exercise	Exercise
Convertible Debt Options:	Shares	Price	Price
July 2008 to August 2008	112,593,828	$ 0.020
January 2006 to February 2006
	21,461,961	0.125
February 2006
	617,100	0.150
February 2006
	74,629	0.720
February 2006
	75,861	1.180
Total Convertible Debt Options	134,823,379		$ 0.038

Employee Options:
August 2007 to February 2014	225,000	0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015
	15,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	6,000	0.500
March 2006 to June 2006
	12,000	0.900
Total Employee Options	6,108,000		0.244

Total Warrants and Options	168,244,639		$ 0.067

The 112,593,828 convertible debt options listed above are related to the Notes discussed in Note 4. This debt is convertible into common stock at 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the market price of the Company’s stock.

NOTE 8 – Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2005	2004
Payment of salaries (see Note 11)	$536,188	$540,900
Payment of consulting and operating fees	-	4,800
Payment of director fees	375	525
Payment of interest, employees	37,430	37,701
Payment of debt, officer/stockholder	-	170,000
Private placement for cash	-	32,500
	$573,993	$786,426

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The $170,000 payment of debt listed above for December 31, 2004, reflects the conversion into common stock of loans made to the Company by an officer/stockholder. This amount is included in the Supplemental Disclosure of Cash Flow Information under the heading Settlement of debt/accruals by issuance of common stock. The Private placement for cash amount, $32,500 for December 31, 2004, was cash received shortly before year end, with the stock issued in the following period. This amount is included in Cash flows from financing activities under Proceeds from sale of stock in the year received.

NOTE 9 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2005	2004

Accrued vacation	$89,025	$ 85,587
Federal and state payroll taxes	25,030	219,899
Sales tax	5,075	245
Audit and annual meeting costs	120,000	93,000
	$239,130	$398,731

NOTE 10 – Other Comprehensive Income

The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had an Accumulated Unrealized Holding Loss of $39,889 and $9,568 at December 31, 2005 and 2004, respectively. The Company realized no gross gains and gross losses of $10,116 on gross proceeds of $10,227 during the twelve months ended December 31, 2005, and no gains were reclassified out of accumulated other comprehensive income into earnings. In 2004, the Company realized gross gains of $172,116 and gross losses of $3,179 on gross proceeds of $356,107, and no losses were reclassified out of accumulated other comprehensive income into earnings. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	Year Ended December 31,
	2005	2004

Unrealized holding gains (losses)
arising during the period	$(38,290)	$ 9,109
Reclassification adjustment	7,969	(393,023)
Other Comprehensive Income	$(30,321)	$(383,914)

NOTE 11 - Related Party Transactions:

Promissory notes are held by an officer/stockholder at December 31, 2005 and 2004 (see Note 3 for terms).

$599,900 and $389,127 of the accrued management salaries as of December 31, 2005 and 2004, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $534,800 and $523,800 for 2005 and 2004, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued is 6,620,900 and 6,488,021 for 2005 and 2004, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest expense at 12% per annum on salaries due officer and employee/stockholders amounted to $123,345 and $94,299, respectively, in 2005 and 2004. Of these amounts, $58,272 and $94,299 for 2005 and 2004, respectively, were paid (or will be paid) by issuance of 765,857 and 990,187 shares of restricted common stock.

Interest expense on related party loans amounted to $23,948 and $31,396 for the years ended December 31, 2005 and 2004, respectively. Accrued interest on related party loans and accrued salaries totaled $13,276 and $6,307 at December 31, 2005 and 2004, respectively.

In March 1999 Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM at that time. In March 1999, the Company’s Board of Directors approved a consulting project for WWI to provide technical services to GPXM; payment was to be made in common stock, and cash. WWI completed the project in early 2005. The Company owned 556,107 shares with a market value of $91,758 at December 31, 2005 and 123,198 shares with a market value of $26,180 at December 31, 2004. Total revenue from GPXM for 2005 and 2004 was $15,000 and $124,341, respectively. A total of $101,281 is included in accounts receivable at December 31, 2004; no amounts were due at December 31, 2005.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

During 2004, Dr. Whitney loaned WWI 103,765 shares of GPXM stock at a value of $28,276. The loaned shares were sold by WWI for $25,097, for a realized loss of $3,179. The loan was repaid in 2004 by conversion into the Company’s restricted common stock when Dr. Whitney exercised warrants he acquired in 2003.

During 2003, WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the monthly payments to the commercial lender and will acquire ownership of the vehicle when the loan is paid in full.

For related party transactions subsequent to December 31, 2005, see Note 17.

NOTE 12 - Lease Commitments and Rent Expense:

0perating Leases:

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2006. Monthly payments are $5,073.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,050.

Future minimum rental commitments at December 31, 2005, under these operating lease agreements are due as follows:

2006	$30,438
2007	-
$30,438

Total rent expense included in the statements of operations for the years ended December 31, 2005 and 2004 is $89,220 and $99,981, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Capital Leases:

Prior to 2004 the Company had entered into numerous equipment leases, primarily for equipment at the manufacturing facility. The leases were generally for five years, had initial interest rates ranging from 6.7% to 26.3%, with the majority being in the 18% to 21% range, and generally had $1 buyout options at the end of the lease terms. As of December 31, 2005, 21 of these leases remained outstanding. Substantially all of these leases have been renegotiated or subject to litigation, such that the original payments terms are no longer applicable. The renegotiated leases now carry interest rates ranging from 6% to 9.25%.

In January 2004 the Company and its subsidiaries entered into a lease for office equipment. The lease totaled $2,236, with a lease period of four years, and total monthly lease payments of $66. The lease has a buyout option for $1 at the end of the lease.

All of the above described leases are secured by the equipment acquired or financed under the lease.

Future minimum lease commitments at December 31, 2005 are due as follows:

	Unrelated	Related
	Parties	Party
2006	$903,882	6,370
2007	-	3,185
	903,882	9,555
Less: amounts representing interest	(173,479)	(378)
	$730,403	$9,177

Subsequent to December 31, 2005, the Company reached a settlement agreement with a lessor covering four leases. The leases have minimum lease payments totaling $272,576, payable at $4,500 per month beginning in March 2006. All the minimum lease payments are included in the 2006 payment amount in the above table as the corresponding liability is included in Current Maturities of Capital Lease Obligations in the Consolidated Balance Sheet at December 31, 2005.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 13 - Business Segments:

The Company and its subsidiaries operate two business segments as identified in Note 1. The following defines business segment activities:

Photochemical Fertilizer:                            Photochemical recycling,

                                                    Silver recovery,

                                                    Fertilizer production and

                                                    Sales

Mining Technical Services:                           Mining industry services

The photochemical fertilizer segment operates principally in Northern Nevada and California. The primary source of revenue for this segment is from the pick-up and processing of photochemicals, recovery of silver therefrom, and sales of GOLD’n GRO fertilizer products. The customer base is diverse and includes organizations in the photo-processing, printing, x-ray and medical fields. Fertilizer sales are concentrated in the same geographic markets and the customer base is principally in commercial markets, including specialty agriculture which includes vegetables, fruit and nut trees, and wine and table grapes, golf courses, and turf farms.

The mining technical services segment performs its services primarily out of the Company's Reno, Nevada offices, but its source of clients is not limited to organizations based locally; it has served both national and international clients in the past.

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

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	2005	2004
Revenues
Photochemical Fertilizer	$1,305,144	$1,422,929
Mining Technical Services	55,843	197,422
Consolidated Revenues	$1,360,987	$1,620,351

Cost of Revenues
Photochemical Fertilizer	$1,421,826	$1,457,616
Mining Technical Services	69,167	130,439
Consolidated Cost of Revenues	$1,490,993	$1,588,055

Gross Profit (Loss)
Photochemical Fertilizer	$(116,682)	$(34,687)
Mining Technical Services	(13,324)	66,983
Consolidated Gross Profit (Loss)	$(130,006)	$ 32,296

Operating Income (Loss)
Photochemical Fertilizer	$(2,107,863)	$(2,107,863)
Mining Technical Services	(507,831)	(379,875)
Consolidated Operating Income (Loss)	$(2,615,694)	$(2,365,394)
Other Income (Expense)
Photochemical Fertilizer	$(2,281,305)	$(643,445)
Mining Technical Services	(9,613)	168,967
Consolidated Other Income (Expense)	$(2,290,918)	$(474,478)

Net Income (Loss)
Photochemical Fertilizer	$(4,389,168)	$(2,628,964)
Mining Technical Services	(517,444)	(210,908)
Consolidated Net Income (Loss) before taxes	$(4,906,612)	$(2,839,872)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Other segment information:	2005	2004
Capital expenditures by business segment:
Photochemical Fertilizer	$185,212	$243,989
Mining Technical Services	11,200	4,477
Consolidated Capital Expenditures	$196,412	$248,466

Depreciation and amortization expense by business segment:
Photochemical Fertilizer
Depreciation	$178,403	$173,556
Amortization	54,884	80,362
	233,287	253,917
Mining Technical Services
Depreciation	9,255	16,461
Amortization	6,583	13,794
	15,838	30,255
Consolidated Depreciation and Amortization	$249,125	$284,172

General and administrative expenses of $190,906 and $153,887 incurred by Itronics Inc. were equally divided between the two segments for 2005 and 2004, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2005		2004
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ 19,007	1,382	$ 4,370	$ 420
Accounts receivable, net	5,999	15,165	73,339	115,466
Marketable securities	-	91,758	-	26,180
Inventories	590,272	1,826	569,878	1,826
Prepaid expenses	44,042	1,954	23,015	13,711
	659,320	112,085	670,602	157,603
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	993,914	-	1,026,356	-
Construction in progress,
manufacturing facility	153,896	-	121,171	-
Equipment and furniture	1,171,760	18,285	1,116,920	25,601
Vehicles	23,349	-	7,136	-
Equipment under capital lease- equipment and furniture	349,968	72,877	503,772	81,522
Equipment under capital lease- Vehicles	-	10,871	20,394	15,219
	2,907,887	102,033	3,010,749	122,342

Other Assets, net
Intangibles	76,500	-	8,435	-
Inter-company investments/loans	-	346,252	-	1,234,257
Deposits	4,427	3,483	9,760	12,567
Deferred loan fees	33,901	-	48,654	-
	114,828	349,735	66,849	1,246,824
	$3,682,035	$563,853	$3,748,200	$1,526,769

Reconciliation of segment assets to consolidated assets:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

	2005	2005

Total Assets:
Photochemical Fertilizer	$3,682,035	$3,748,200
Mining Technical Services	563,853	1,526,769
Total Segment Assets	4,245,888	5,274,969
Itronics Inc. assets	25,175,867	22,504,867
Less: inter-company elimination	(25,192,138)	(23,631,896)
Consolidated Assets	$4,229,617	$4,147,940

NOTE 14 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $4,906,612 during the year ended December 31, 2005, a negative working capital of $8,341,563, and a stockholders’ deficit balance of $5,473,599 as of December 31, 2005. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

In order to solve the Company's liquidity problems, management implemented a plan of obtaining equity through private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The most recent such financing occurred in July 2005 with $3.25 million in financing (see Note 4).

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

DECEMBER 31, 2005 AND 2004

NOTE 15 - Off-Balance Sheet Risks and Concentration of Credit Risk:

The Company occasionally maintains bank deposits in excess of federally insured limits. The Company’s risk is managed by maintaining its accounts in one of the top five largest banks in the country.

As described in Note 5, substantially all the Company’s fertilizer sales are concentrated with one major fertilizer distribution customer. In addition, substantially all of those sales are in California, primarily in the Central Valley. Having the majority of such sales concentrated in one region makes the Company’s sales more vulnerable to variability caused by weather patterns or economic downturns than if sales were geographically diversified. The Company’s plan is to expand geographically to mitigate such effects in the future. At any point in time, a significant portion of the Company's accounts receivable is concentrated with this fertilizer distribution company. This concentration of credit risk is somewhat mitigated due to the fact that the distribution company is one of the largest fertilizer distribution companies in the country.

Increase or decrease in photochemical recycling service and silver extraction revenues has a direct relationship with federal, state, and local regulations and enforcement of said regulations. Fertilizer revenues are impacted by crop cycles, seasonal variations, and weather patterns.

The ability to recognize a net profit from silver recovery sales is based on the fair market value of silver (London five day average) at the time the photochemicals are obtained versus the fair market value of silver when recovered silver is sold. Most customers are given an 80% silver credit against recycling services based on the content of silver in the photochemicals. If the fair market value of silver declines, our ability to recover our costs could be impacted.

NOTE 16 – Legal Proceedings and Contingencies

As of December 31, 2005 total recorded liabilities of $797,418 including accrued interest to December 31, 2005, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $604,796 (reflected in Current Maturities of Capital Lease Obligations) plus $70,324 in additional interest (reflected in Accrued Interest) and three trade payables totaling $107,758 (reflected in Accounts Payable) plus $14,540 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to four cases originally seeking $423,375. The creditors have received judgments in three of these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full. In March 2006 the Company reached a settlement agreement on the fourth case by signing a stipulation to judgment and agreeing to pay $4,500 per month.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

The Company estimates an additional $10,600 interest may be reasonably possible on one case; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

The Company has a total of nine cases, that originally sought $364,036, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of December 31, 2005, the recorded liability for these cases was $242,839. All of these cases are paid current under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $188,270, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. Subsequent to December 31, 2005 the Company began paying on one of these leases with a recorded liability of $46,341. It is reasonably possible that additional interest of less than $5,000 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred

Successful settlement of the above claims is dependent on future financing.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described above. Other than as described above, we are currently not aware of any litigation pending or threatened for any reason other than collection of funds due and already recorded nor are we aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

NOTE 17 - Subsequent Events:

The following summarizes common stock issued from January 1, 2006 through April 10, 2006 and common stock to be issued as of April 10, 2006:

	ISSUED			TO BE ISSUED
	SHARES	AMOUNT	SHARES	AMOUNT
Convertible notes payable converted	9,000,000	$ 220,926	-	$ -
Labor and consulting services	216,052	14,147	6,543,027	529,425
Director fees	7,500	375	7,500	375
Interest on deferred salaries	-	-	500,703	37,430
Warrants exercised for cash	100,000	7,500	-	-
	9,323,552	$ 242,948	7,051,230	$567,230

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountants.

	2005	2004
Audit fees	$95,009	$62,685
Audit related fees	-	1,100
Tax fees	-	-
All other fees	-	-
Total	$95,009	$63,785

The audit related fees listed above pertain to the issuance of consent letters for inclusion in S-8 registration statements.

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

                                             ITRONICS INC.

Date: April 14, 2006                    By: /S/ JOHN W. WHITNEY

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

Date: April 14, 2006                      By: /S/ JOHN W. WHITNEY

                                            John W. Whitney

                                            President, Treasurer and Director

                                            (Principal Executive and Financial

                                            Officer)

Date: April 14, 2006                     By: /S/ MICHAEL C. HORSLEY

                                            Michael C. Horsley

                                            Controller

                                           (Principal Accounting Officer)

Date: April 14, 2006                     By: /S/ Paul H. Durckel

                                             Paul H. Durckel

                                             Director

Date: April 14, 2006                     By: /S/ HOWLAND S. GREEN

                                           Howland S. Green

                                           Director