Form 10QSB
period 2006-03-31
ITRONICS INC
filed 2006-05-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2006, 210,671,731 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2006
and December 31, 2005	4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2006 and 2005	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2006 and the Year Ended
December 31, 2005	7

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2006 and 2005	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis or Plan of
Operation	19

Item 3. Controls and Procedures	29

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 2. Changes in Securities and Use of Proceeds	30

Item 3 Defaults upon Senior Securities	32

Item 4 Submission of Matters to a Vote of Security Holders	32

Item 6. Exhibits and Reports on Form 8-K	33

Certifications	35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$ 171,667	$ 24,260
Accounts receivable, less allowance for
doubtful accounts, 2006, $7,600; 2005, $7,600	151,263	21,164
Marketable securities, available for sale	89,331	91,758
Inventories	689,575	592,098
Prepaid expenses	90,756	94,447
Total Current Assets	1,192,592	823,727

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	154,989	153,896
Equipment and furniture	2,310,083	2,302,984
Vehicles	200,557	200,557
Equipment under capital lease-equipment and furniture	847,105	851,952
Equipment under capital lease-vehicles	21,741	21,741
	4,916,790	4,913,445
Less: Accumulated depreciation and amortization	1,960,039	1,903,525
	2,956,751	3,009,920
OTHER ASSETS
Intangibles, net of amortization	76,500	76,500
Deferred loan fees, net of amortization	405,543	311,362
Deposits	8,108	8,108
	490,151	395,970
	$4,639,494	$4,229,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$ 453,165	$ 437,113
Accrued management salaries	638,194	599,900
Accrued expenses	174,133	239,130
Insurance contracts payable	33,693	13,738
Interest payable to officer/stockholders	13,062	13,276
Interest payable	193,327	197,708
Current maturities of long-term debt	55,875	57,414
Current maturities of capital lease obligations	687,168	730,403
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	5,970	5,858
Current maturities of convertible notes and accrued interest	3,003,286	2,918,559
Convertible debt derivative	3,963,115	3,621,220
Warrant and option liability	159,272	134,212
Other	36,513	35,234
Total Current Liabilities	9,578,298	9,165,290

LONG-TERM LIABILITIES
Long-term debt, less current maturities	524,681	534,607
Convertible promissory notes and accrued interest,
less current maturities	-	-
Capital lease obligation, shareholder, less current
maturities	1,819	3,319
Total Long-Term Liabilities	526,500	537,926
	10,104,798	9,703,216

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2006, 0 shares; 2005, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares, issued and outstanding,
204,671,731 at March 31, 2006; 197,148,179 at
December 31, 2005	204,672	197,148
Additional paid-in capital	21,842,492	21,646,307
Accumulated deficit	(28,130,767)	(27,851,571)
Common stock to be issued	567,430	573,993
Accumulated other comprehensive income (loss)	47,783	(39,889)
Common stock options outstanding, net	3,086	413
	(5,465,304)	(5,473,599)
	$4,639,494	$ 4,229,617

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

REVENUES
GOLD’n GRO fertilizer	$ 331,811	260,174
Mining technical services	20,451	24,002
Total Revenues	352,262	284,176
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	343,218	302,338
Mining technical services	15,809	22,973
Total Cost of Revenues	359,027	325,311
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	(6,765)	(41,135)

OPERATING EXPENSES
Depreciation and amortization	56,514	61,755
Research and development	72,376	80,736
Sales and marketing	186,025	280,837
Delivery and warehousing	17,557	18,083
General and administrative	219,160	259,635
Total Operating Expenses	551,632	701,046
Operating (Loss)	(558,397)	(742,181)

OTHER INCOME (EXPENSE)
Interest expense	(281,299)	(167,739)
Gain (loss) on derivative instruments	506,269	-
Gain (loss) on sale of investments	54,231	(3,685)
Total Other Income (Expense)	279,201	(171,424)
Income (Loss) before provision for income tax	(279,196)	(913,605)
Provision for income tax	-	-
Net Income(Loss)	(279,196)	(913,605)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	87,672	(8,882)
Comprehensive Income (Loss)	$(191,524)	$(922,487)

Weighted average number of shares
Outstanding (1,000’s)	198,959	174,495
Earnings (Loss) per share, basic
and diluted	$(0.001)	$(0.005)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

(UNAUDITED)
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)
Issue of common stock:
For cash	12,050	12,050	590,450	-	(32,500)	-	-	570,000
For services	6,003	6,003	406,323	-	(9,933)	-	-	402,393
For debt conversion	12,893	12,893	1,114,209	-	(170,000)	-	-	957,102
For asset acquisition	1,338	1,338	97,112	-	-	-	-	98,450
Net (loss) for the year
ended Dec. 31, 2005	-	-	-	(4,906,612)	-	-	-	(4,906,612)
Other comprehensive
income for the year
ended Dec. 31, 2005	-	-	-	-	-	(30,321)	-	(30,321)
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)

Balance, Dec. 31, 2005	197,148	197,148	21,646,307	(27,851,571)	573,993	(39,889)	413	(5,473,599)
Issue of common stock
For cash	100	100	7,400	-	-	-	-	7,500
For services	224	224	14,299	-	(6,563)	-	-	7,960
For debt conversion	7,200	7,200	174,486	-	-	-	-	181,686
Net (loss) for the
three months ended
March 31, 2006	-	-	-	(279,196)	-	-	-	(279,196)
Other comprehensive
income for the 3 months
ended March 31, 2006	-	-	-	-	-	87,672	-	87,672
Common stock options
outstanding	-	-	-	-	-	-	2,673	2,673

Balance, March 31, 2006	204,672	$204,672	$21,842,492	$(28,130,767)	$ 567,430	$ 47,783	$ 3,086	$(5,465,304)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities
Net income (loss)	$ (279,196)	(913,605)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	116,162	65,442
Interest on convertible notes	139,543	99,564
(Gain) loss on derivative instruments	(506,269)	-
Marketable securities received for services	-	(2,518)
(Gain) Loss on investments	(54,231)	3,685
Addition of silver in solution inventory by offsetting photochemical processing fees	(8,095)	(11,520)
Stock option compensation	2,673	32,934
Expenses paid with issuance of common stock	10,935	227,422
(Increase) decrease in:
Trade accounts receivable	(130,099)	(123,918)
Inventories	(89,382)	25,642
Prepaid expenses and deposits	(16,784)	(54,764)
Increase (decrease) in:
Accounts payable	16,053	(22,624)
Accrued management salaries	38,294	59,672
Accrued expenses and contracts payable	(43,763)	(65,352)
Accrued interest	(4,595)	11,565
Net cash used by operating activities	(808,754)	(668,375)

Cash flows from investing activities:
Acquisition of property and equipment	(3,345)	-
Proceeds from sale of investments	144,329	4,230
Net cash provided (used) by investing activities	140,984	4,230

Cash flows from financing activities:
Proceeds from sale of stock	7,500	560,000
Proceeds from debt, stockholder	10,212	25,000
Proceeds from debt, unrelated	982,500	-
Debt issuance costs	(118,735)	-
Proceeds from receivable/inventory factoring, net	-	51,327
Payments on debt	(66,300)	(37,960)
Net cash provided by financing activities	815,177	598,367
Net increase (decrease) in cash	147,407	(65,778)
Cash, beginning of period	24,260	5,180
Cash, end of period	$ 171,667	$ (60,598)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(UNAUDITED)

(continued)

	Three Months Ended March 31,
	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 86,703	$ 28,555
Non-cash financing and investing activities:
Common stock issued to settle:
Accounts payable	-	3,837
Convertible notes and accrued interest	181,686	819,635
Common stock issued to acquire:
Equipment	-	8,900
Warrants issued for debt issuance costs	17,594	-
Fair value of convertible debt derivative	476,419	-
Fair value of warrant and option liability	(7,466)	-
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	17,500	-

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

1.     The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2005. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

2.     The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $279,196 during the three months ended March 31, 2006, a working capital deficit of $8,385,706, and a stockholders’ deficit balance of $5,465,304 as of March 31, 2006. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three months ended March 31, 2006 were affected by rainy weather in California and are not necessarily indicative of the results to be expected for the full year.

3.     In July 2005, the Company arranged callable secured convertible debt (Notes) totaling $3,250,000, bearing interest at 8%, with 3,000,000 five year $0.15 warrants. The Notes were accompanied by a Registration Rights Agreement. During 2005, the Company received $1,726,200, ($2,250,000 net of financing costs and prepaid interest), and issued 2,076,923 warrants. In January and February 2006 the Company received $902,500 ($1,000,000 net of financing costs), and issued 1,423,078 warrants, which included an additional 500,000 five years warrants exercisable at $0.15 per share.

The Notes are convertible into common shares at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. Additionally, the Notes are secured by substantially all of the Company’s assets. The Notes are further secured by 14,550,558 Company common shares owned by an officer/stockholder. The Notes have an additional provision that the Company may redeem the debt prior to maturity by paying all outstanding balances plus a 50% prepayment penalty.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion feature and the prepayment penalty to be treated as embedded derivatives, to be recorded as a liability equal to the estimated fair value of the embedded

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

derivatives. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of March 31, 2006 the Notes were convertible into 140,234,670 common shares and the embedded derivatives had an estimated fair value of $3,963,115. Non-employee warrants and options to acquire a total of 27,822,259 common shares were outstanding and had an estimated fair value of $159,272. The fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off at specified dates and therefore incurring the prepayment penalty. The warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning April 2006, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 82% to 101%, and using risk free interest rates ranging from 4.50% to 4.75%. The estimated fair value of the options exceeded the carrying value of the Notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations in 2005. The estimated fair value of the options declined during the three months ended March 31, 2006, resulting in a gain on derivative instruments of $506,269 reported in the Consolidated Statement of Operations. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

On July 15, 2005, the Company entered into a Registration Rights Agreement with the Noteholders that required the Company to file a registration statement within 120 days of funding, or use its best efforts to do so. Additionally, because at the inception of the Agreement the Company did not have enough authorized shares to allow the Noteholders to convert the Notes into common stock, the Agreement required the Company to increase the authorized shares prior to October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares on a timely basis and 3% per month for failing to increase the authorized shares. The Company completed registration of 50 million shares in February 2006 and increased the authorized shares in March 2006. Because it used its best efforts, the Company has not accrued penalties which would have totaled approximately $250,000 and $335,000, respectively, through March 31, 2006. Additionally, under the terms of the Agreement, the Company is required to register a total of two times the estimated number of shares to allow the Noteholders to convert the outstanding balance, as early as practicable, so it is possible that the 2% per month registration penalty could continue after March 31, 2006 until a new registration statement for the required number of shares is completed.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

During the period of February 15, 2006 to March 31, 2006, the Investors converted a total of $181,686 of the Notes into 7.2 million common shares. Subsequent to March 31, 2006 through May 12, 2006 the Investors converted a total of $177,504 of the Notes into 8.4 million common shares.

4.    As of March 31, 2006 total recorded liabilities of $752,231 including accrued interest to March 31, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $601,103 (reflected in Current Maturities of Capital Lease Obligations) plus $35,720 in additional interest (reflected in Accrued Interest) and two trade payables totaling $98,888 (reflected in Accounts Payable) plus $16,520 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company estimates an additional $11,300 interest may be reasonably possible on one case; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

The Company has a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of March 31, 2006, the recorded liability for these cases was $411,736. The Company is current in making the payments related to these respective settlement agreements.

Successful settlement of the above claims is dependent on future financing.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described above. We are not aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

5. During the three months ended March 31, 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2006 is $3,003,286. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken to date.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $184,160, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the three months ended March 31, 2006 the Company began paying on one of these leases with a recorded liability of $42,231. It is reasonably possible that additional interest of less than $6,000 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of March 31, 2006 and December 31, 2005. The raw material and work in progress balances below include $371,643 and $374,042 in silver bearing unprocessed photochemicals or partially processed materials as of March 31, 2006 and December 31, 2005, respectively.

	March 31,	Dec. 31,
	2006	2005
Finished goods	$29,766	$ 53,274
Work in progress	283,282	282,373
Raw materials	376,527	256,451
	$689,575	$592,098

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these includes warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2005 through March 31, 2006:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	118,189,457	165,000	129,297,534
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(3,026,626)	-	(52,000)	(3,078,626)
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	1,496,924	34,840,842	111,000	36,448,766
Exercised	(100,000)	(7,200,000)	-	(7,300,000)
Expired	(887,925)	(22,229,551)	(6,000)	(23,123,476)
Under option, March 31, 2006	27,822,259	140,234,670	6,213,000	174,269,929

The average price for all warrants and options granted and exercised was $0.0276 for the three months ended March 31, 2006 and $0.0334 for the year

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

ended December 31, 2005. The above warrants and options would dilute future Earnings Per Share (EPS). No diluted EPS is presented as the effect of including these shares is antidilutive.

The 22,229,551 in expired convertible debt options listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 5 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The following table summarizes the warrants and options outstanding as of March 31, 2006:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
June 2008
	100,000	$0.075
September 2006
	60,000	0.083
March 2007 to May 2009
	3,000,000	0.100
August 2006
	37,208	0.143
December 2007 to March 2008
	7,475,000	0.150
July 2010 to February 2011
	3,740,001	0.150
May 2006 to October 2006
	119,300	0.171
February 2007
	360,000	0.238
April 2006 to February 2007
	10,443,750	0.240
April 2007 to May 2007
	1,382,000	0.250
January 2007 to February 2007
	935,000	0.300
February 2007 to March 2007
	170,000	0.375
Total Warrants	27,822,259		$0.191

Convertible Debt Options:
July 2008 to February 2009
	140,234,670	$0.022	$0.022

Employee Options:
August 2007 to February 2016
	290,000	$0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015 to January 2016
	50,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
June 2006
	6,000	0.900
Total Employee Options	6,213,000		$0.243
Total Warrants and Options	174,269,929		$0.057

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

The 140,230,674 convertible debt options listed above are related to the callable secured convertible debt discussed in Note 3 above. As of March 31, 2006 $3,068,314 of principal and $37,316 in accrued interest were convertible into common stock at the lower of $0.10 per share or 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8.     The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the quarter ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the first quarter of 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statement of operations for the first quarter of 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our evaluation of our present employees with unvested options, we estimated no forfeitures.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Total estimated share-based compensation expense recognized under SFAS 123R for the quarter ended March 31, 2006 was $2,673 and is included in general and administrative expenses.

Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three months ended March 31, 2005 are as follows:

Three Months
Ended March 31,
2005
Option Compensation Expense:
As reported	$ 32,934
Adjustment for additional expense
for fair value of options	3,132
Pro forma	$ 36,066

Net Income (Loss):
As reported	$(913,605)
Adjustment for additional expense
for fair value of options	(3,132)
Pro forma	$(916,737)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.005)
Pro forma	$(0.005)

9.     Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2005.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
Revenues:
GOLD’n GRO Fertilizer	$331,811	$260,174
Mining Technical Services	20,451	24,002
Consolidated Revenues	$352,262	$284,176

Gross Profit (Loss):
GOLD’n GRO Fertilizer	$(11,407)	$(42,164)
Mining Technical Services	4,642	1,029
Consolidated Gross Profit (Loss)	$(6,765)	$(41,135)

Operating Income (Loss):
GOLD’n GRO Fertilizer	$(443,638)	$(599,858)
Mining Technical Services	(114,759)	(142,323)
Consolidated Operating Income (Loss)	$(558,397)	$(742,181)

Other Income (Expense):
GOLD’n GRO Fertilizer	$ 224,970	$(167,739)
Mining Technical Services	54,231	(3,685)
Consolidated Other Income (Expense)	$279,201	$(171,424)

Net Income (Loss) before taxes:
GOLD’n GRO Fertilizer	$(218,668)	$(767,597)
Mining Technical Services	(60,528)	(146,008)
Consolidated Net Income
(Loss) before taxes	$(279,196)	$(913,605)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2006	2005

Current Assets:
GOLD’n GRO Fertilizer	$877,355	$659,320
Mining Technical Services	263,105	112,085
	1,140,460	771,405

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,856,861	2,907,887
Mining Technical Services	99,890	102,033
	2,956,751	3,009,920

Other Assets, net:
GOLD’n GRO Fertilizer	114,015	114,828
Mining Technical Services	148,514	349,735
	262,529	464,563

Total Assets:
GOLD’n GRO Fertilizer	3,848,231	3,682,035
Mining Technical Services	511,509	563,853
Total Segment Assets	4,359,740	4,245,888
Itronics Inc. assets	25,973,346	25,175,867
Less: inter-company elimination	(25,693,592)	(25,192,138)
Consolidated Assets	$4,639,494	$4,229,617

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

10. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $47,783 at March 31, 2006 and Losses of $39,889 at December 31, 2005. No gains were reclassified out of accumulated other comprehensive income into earnings during the three months ended March 31, 2006 or during the year ended December 31, 2005. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended March 31,
	2006	2005

Unrealized holding gains (losses)	$58,623	$(12,122)
arising during the period
Reclassification adjustment	29,049	3,240
Other Comprehensive Income (Loss)	$87,672	$(8,882)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended March 31,
	2006	2005
Gross proceeds from sale of securities	$ 144,329	$5,947

Gross gains from sale of securities	$ 54,231	$ -
Gross losses from sale of securities	-	(6,431)
Net Gains (Losses) from sale of Securities	$ 54,231	$(6,431)

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

Results of Operations

We reported consolidated revenues of $352,262 for the quarter ended March 31, 2006, compared to $284,176 for the prior year quarter, an increase of 24%. The increase was due to an increase in GOLD’n GRO Fertilizer segment revenue of $71,600, or 28%, which was partially offset by a decrease of $3,600 in Mining Technical Services segment revenues, a decrease of 15%. The consolidated net loss was $279,196, or $0.001 per share, for the quarter ended March 31, 2006, compared to a net loss of $913,605, or $0.005 per share, for the comparable 2005 period, a decreased loss of $634,400, or 69%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

Three months Ended March 31,
	2006	2005
Revenues
Fertilizer	$ 240,069	$ 211,234
Photochemical recycling	19,397	22,181
Silver	72,345	26,759
Total Revenue	331,811	260,174
Gross profit (loss)	(11,407)	(42,164)
Operating income (loss)	(443,638)	(599,858)
Other income (loss)	224,970	(167,739)
Net income (loss) before taxes	(218,668)	(767,597)

Total segment revenues for the first quarter of 2006 were approximately $331,800, an increase of 28% from the prior year first quarter. Total fertilizer sales for the quarter were $240,100 (330 tons), compared to $211,200 (371 tons) for the 2005 first quarter, an increase of 14% in dollars and a decrease of 11% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $202,800 (246 tons) and $190,000 (290 tons) for the first quarter of 2006 and 2005, respectively, an increase of 7% in dollars and a decrease of 15% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $32,300 (84 tons) and $22,200 (80 tons) for the first quarter of 2006 and 2005, respectively, an increase of 45% in dollars and 4% in tonnage. The overall increase was due to price increases of the GOLD’n GRO fertilizers and occurred in spite of heavy rains in the Central Valley of California that delayed the start of the spring season until late April. Total photochemical recycling revenue for the quarter decreased nominally on a decreased volume of 16% from the first quarter of 2005. Silver sales increased $45,600, or 170%, from the first quarter of 2005. Sales of all silver or silver bearing products were $71,100 (6,789 ounces) for the quarter, compared to $25,500 (2,994 ounces) for the 2005 first quarter. This is an increase of 179% in dollars and 127% in ounces. The increase is primarily from increased sales of processed silver bullion due to both increased production and to a rapidly increasing silver price.

Cost of sales increased $40,900 due primarily to an increase in raw materials costs resulting from increased sales. The segment recorded a gross loss of $11,400 for the quarter, compared to a gross loss of $42,200 for the first quarter of 2005, a decreased gross loss of $30,800, or 73%.

We have had a significant decrease in used photochemical volume compared to 2004 volumes due to the termination of a major photochemical recycling contract in December 2004. We are continuing our efforts on sales of Photochemical Silver Concentrators in order to replace the revenue and to provide a long term base of used photochemical supply. In 2006 we are anticipating the possibility of rapidly expanding sales of bulk Chelated Liquid Multi-Nutrient fertilizers which use a high proportion of used photochemicals as a raw material. Because of this possibility, we are now aggressively seeking new large scale photochemical recycling customers. Based on 2005 and early 2006 production usage, we estimate that current supplies of photochemical raw material in storage at our manufacturing plant, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs through 2006, depending on fertilizer sales volumes.

Segment operating expenses decreased $125,500 from the first quarter of 2005. This resulted primarily from a decrease in sales and marketing expenses of $85,400 due to reduced corporate marketing and to having one less field agronomist on staff compared to the prior year and to a reduction of general and administrative expenses of $39,500 resulting primarily from reduced option compensation and outside services.

These factors resulted in a 2006 first quarter segment operating loss of $443,600 compared to a loss of $599,900 for the first quarter of 2005, a decreased operating loss of $156,200, or 26%.

Other income (expenses) were $225,000 for the quarter, compared to $(167,700) for the 2005 first quarter, an increased income of $392,700. The increased income is due to a gain on derivative instruments of $506,300, which was partially offset by an increase of $113,600 in interest expense. Both items are related to the 2005 and 2006 borrowing of $3,250,000 in callable secured convertible notes. The gain or loss on derivatives discussed above is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile. This financing and the related accounting treatment are more fully discussed in Note 3 to the Condensed Consolidated Financial Statements above.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $218,700 for the quarter ended March 31, 2006, compared to a loss of $767,600 for the prior year quarter, a decreased loss of $548,900 or 72%.

MINING TECHNICAL SERVICES

	Three Months Ended March 31,
	2006	2005
Revenues	$20,451	$24,002
Gross profit (loss)	4,642	1,029
Operating income (loss)	(114,759)	(142,323)
Other income (expense)	54,231	(3,685)
Net income (loss) before taxes	(60,528)	(146,008)

Mining technical services revenue was $20,500 for the quarter ended March 31, 2006, compared to $24,000 for the comparable quarter of 2005, a decrease of 15%. The decrease is due to the expiration of the Golden Phoenix Minerals, Inc. consulting contract in March 2005. Cost of sales decreased by $7,200, due primarily to decreases of $2,500 in pass through costs and $5,000 in rent due to the closing of the segment’s satellite office in May 2005. These factors resulted in a first quarter gross profit for the segment of $4,600 compared to $1,000 for the prior year first quarter, a nominal increase.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended March 31, 2006 and 2005 we allocated costs of approximately $50,800 and $62,700, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue well into the third quarter of 2006. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed.

Total segment operating expenses for the first quarter of 2006 decreased $24,000, due primarily to decreases in sales and marketing expenses of $9,400 and $11,900 in research and development costs. Sales and marketing decreased primarily to reduced corporate marketing and research and development expenses declined due to lower costs needed to improve the insidemetals.com website after launch in the third quarter of 2005.

The combination of these factors resulted in a 2006 first quarter segment operating loss of $114,800, compared to an operating loss of $142,300 for the first quarter of 2005, a decreased operating loss of $27,600, or 19%.

Other income (loss) for the first quarter of 2006 was a gain of $54,200 compared to a loss of $3,700 for the prior year first quarter. This increase in other income is due to increased sales at a profit of common shares of Golden Phoenix Minerals, Inc.

The changes in operating loss and other income resulted in a segment net loss before taxes of $60,500 for the quarter ended March 31, 2006, compared to a loss of $146,000 for the prior year quarter, a decreased loss of $85,500, or 59%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2006 operating loss of $558,400, compared to $742,200 for the first quarter of 2005, a decreased operating loss of $183,800, or 25%. Net loss before taxes for the first quarter 2006 was $279,200 compared to $913,600 for the prior year first quarter, a decreased loss of $634,400 or 69%.

Changes in Financial Condition; Capitalization

Cash amounted to $171,700 as of March 31, 2006, compared to $(60,600) as of March 31, 2005. Net cash used for operating activities was approximately $808,800 for the first three months of 2006. The cash used for operating activities during the period was financed primarily by net proceeds of $982,500 from the issuance of callable secured convertible notes, less $118,700 in debt issuance costs.

Total assets increased $409,900 during the three months ended March 31, 2006 to $4,639,500. Current assets increased $368,900 due to increases in cash of $147,400, accounts receivable of $130,100 and inventory of $97,500. The increase in accounts receivable is due to fertilizer sales in late March and the increase in inventory is due to a build up of raw materials in preparation for the spring fertilizer season. Net property and equipment decreased $53,200 due to depreciation and amortization. Other assets increased $94,200 due to an increase in net deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the three months ended March 31,2006 by $413,000 and total liabilities increased by $401,600. Total liabilities increased due to the receipt of $1,000,000 in additional callable secured convertible debt financing. Due to the structure of this financing, it is accounted for under derivative accounting rules, resulting in recording the conversion feature of the current and prior year callable secured convertible debt and all outstanding non-employee warrants and options at a combined fair value of $4,122,400, which resulted in a reduction of $506,300 in the excess of fair value of the derivatives over the amount of the debt. In addition, the increase in debt was partially offset by the conversion into common stock of $181,700 in callable secured convertible debt. Changes in current liabilities include increases of $367,000 in derivative instrument liabilities as discussed above, $38,300 in accrued management salaries, and $84,700 in current maturities of convertible notes and accrued interest. These increases were partially offset by decreases of $65,000 in accrued expenses and $43,200 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the three months ended March 31, 2006, working capital decreased by $44,100 to a deficit balance of $8,385,700. The decrease is due to the increase in derivative instruments discussed above.

In July 2005 we obtained 8% convertible debt financing for a total of $3.25 million. The final funds from this financing were received in February 2006 after our registration statement was declared effective. This funding will provide for our capital needs through May to June 2006, depending on fertilizer sales growth. We are actively seeking additional financing.

To meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. In prior years, we factored certain inventory items and receivables to help with short term cash needs. The arrangements were with unrelated individuals, carried interest at 2% to 3% per month, and the lenders were secured by a blanket UCC on specified inventory items and on specified invoices. Such arrangements were last utilized in November 2005, and as our working capital needs are increasing to fund sales growth, especially during peak seasons, we are actively seeking new factoring arrangements.

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

In general, expansion to new regions of the country will require at least one field agronomist for each region at a cost similar to that for the Northwest region. In addition, each state has varying registration requirements for product labels and costs of registration. Development of product labels is done internally using existing staff. Registration fees for each state vary widely, ranging from $25 to $600 per year, largely depending on how many products are registered in the particular state. For the near term, we anticipate utilizing present staff and management for corporate support of the sales efforts for both existing regions and for the new regions. For the longer term, as we expand we will need to add corporate support personnel, especially a Ph.D. agronomist, to properly support sales efforts.

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

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We registered GOLD’n GRO 11-0-0+5% Ca in Nevada in 2005 and completed registration in California in the first quarter of 2006. Sales development is expected to start in the second quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is being delayed to 2007 or 2008 to allow time to complete the introduction of GOLD’n GRO 11-0-0+5% Ca in California and to complete registration in Oregon and other states where it will be sold.

We are developing a new category of repellent fertilizers that are expected to be sold at higher profit margins than our other products. The GOLD’n GRO Guardian deer repellent fertilizer is an example of this type of specialty fertilizer. The U.S. market for deer repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so management believes there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks as well as excellent wintertime effectiveness.

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

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. We developed a preliminary construction budget and are seeking financing so that construction can be scheduled. While we believe that we can handle expected growth in 2006 with the existing load-out module, we hope to complete construction on the new load out equipment during the third quarter of 2006.

In the first quarter of 2006 the Company tripled silver recovery capacity. The Company continued to work towards implementing its new iron and sulfur leach process that reduces the amount of solids delivered to its silver refinery by 50%, effectively doubling capacity while reducing refining costs by more than half. Work is underway to size and layout a pilot leaching circuit that is planned to be assembled in the second half of 2006 and to begin operation sometime in the fourth quarter of 2006. Planning also began for a further increase in silver refining capacity which will include an expansion of material drying, sampling, and preparation capacity.

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

1. Continue to provide consulting services

During the third quarter of 2004, sales of the Mining Technical Services (Whitney & Whitney, Inc.) division declined due to winding down of on-going projects and delays related to client financing for new projects. Some of the issues related to new client project start up were resolved by the clients during the third quarter of 2004 and the remaining work was completed in early 2005. The technical services satellite consulting office was closed in early May 2005, but certain key staff members have been retained. We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities

2. "e-commerce" Internet Information Portal-"insidemetals.com".

In August 2005, we launched the website "insidemetals.com," an Information Portal targeting the companies and individuals interested in the mining and precious metals industry. The website will generate revenue by charging a subscription fee for monthly access to the site. Currently, the site contains an array of information about gold and companies in the gold industry. We intend to add information on other mineral sectors gradually.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2006 total recorded liabilities of $752,231 including accrued interest to March 31, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $601,103 (reflected in Current Maturities of Capital Lease Obligations) plus $35,720 in additional interest (reflected in Accrued Interest) and two trade payables totaling $98,888 (reflected in Accounts Payable) plus $16,520 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We estimate an additional $11,300 interest may be reasonably possible on one case; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

We have a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of March 31, 2006, the recorded liability for these cases was $411,736. We are current in making the payments related to these respective settlement agreements.

Successful settlement of the above claims is dependent on future financing.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described above. We are not aware of any additional legal proceeding or claims that the Company believes will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In February 2006, we issued an aggregate of 100,000 shares of common stock to one accredited investor who exercised a warrant at $0.075 per common share by payment of $7,500.

In March 2006, we issued an aggregate of 2,500 shares of common stock valued at $125 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the fourth quarter of 2005.

In March 2006, we issued an aggregate of 90,373 shares of common stock valued at $6,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our company for the fourth quarter of 2004.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on February 1, 2006. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 71,000 shares of common stock to six of our employees in January and February 2006. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

Subsequent to March 31, 2006 we will issue an aggregate of 2,500 shares of common stock valued at $150 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the first quarter of 2006.

On July 15, 2005, we entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for an aggregate amount of (i) $3,250,000 in secured convertible notes, and (ii) warrants to purchase 3,000,000 shares of our common stock (the "Financing"). The Financing was completed in four separate closings. The first closing consisted of gross proceeds of $1,250,000 less financing costs and payment of existing debt totaling $383,800 for net proceeds of $866,200. The second closing of the Financing took place after we filed the registration statement required to be filed pursuant to a certain concurrent Registration Rights Agreement. Upon filing of the registration statement, we received gross proceeds of $1,000,000 less financing costs of $140,000 for net proceeds of $860,000. The third and fourth closings of the Financing occurred in January to February 2006 and we received gross proceeds of $1,000,000 less financing costs of $97,500 for net proceeds of $902,500.

The Investors received three year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received five year warrants to purchase a total of 3,500,000 shares of our common stock at an exercise price of $0.15 per share.

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

Item 3. Defaults Upon Senior Securities

During the three months ended March 31, 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2006 is $3,003,286. We are formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the leases that are subject to litigation as discussed in Item 1 above, there are four leases, with a recorded liability of $184,160, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the three months ended March 31, 2006 the Company began paying on one of these leases with a recorded liability of $42,231. It is reasonably possible that additional interest of less than $6,000 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred.

Item 4 Submission of Matters to a Vote of Security Holders

On March 31, 2006 we held a special meeting of security holders for the purposes of (1) approval of nominees to the Board of Directors, (2) ratifying the appointment of Cacciamatta Accountancy Corporation as our independent registered public accounting firm, and (3) ratifying an amendment to our Articles of Incorporation increasing the authorized shares of common stock from 250 million to 1 billion common shares. Following is a summary of the results of the vote:
	For	Against	Abstain
Proposal 1 – Directors
John W. Whitney	157,362,176	4,690,457	9,856,847
Paul H. Durckel	158,348,526	3,704,107	9,856,847
Howland S. Green	159,384,791	2,667,842	9,856,847

Proposal 2 - Auditors	159,754,629	10,068,237	2,086,614

Proposal 3 – Authorized Shares	143,407,177	27,004,303	1,497,999

Item 6. Exhibits

Exhibit 31.1              CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                         302 OF THE SARBANES-OXLEY ACT OF 2002                   35

Exhibit 31.2               CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                          302 OF THE SARBANES-OXLEY ACT OF 2002                  37

Exhibit 32                 CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                          PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                          PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                          OF 2002                                                39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               ITRONICS INC.

DATED: May 15, 2006                               By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: May 15, 2006                               By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                    (Principal Executive Officer)

DATED: May 15, 2006                              By:/S/MICHAEL C. HORSLEY

                                                   Michael C. Horsley

                                                   Controller

                                                   (Principal Accounting Officer)