Form 10QSB
period 2006-06-30
ITRONICS INC
filed 2006-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 1, 2006, 248,164,218 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2006
and December 31, 2005 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2006 and 2005 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2006 and the Year Ended
December 31, 2005 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2006 and 2005 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of
Operation	22

Item 3. Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 2. Changes in Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities	35

Item 6. Exhibits	35

Certifications	50

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$ 20,130	$ 24,260
Accounts receivable, less allowance for
doubtful accounts, 2006, $4,600; 2005, $7,600	161,882	21,164
Marketable securities, available for sale	-	91,758
Inventories	604,345	592,098
Prepaid expenses	85,285	94,447
Total Current Assets	871,642	823,727

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	102,547	153,896
Equipment and furniture	2,388,275	2,302,984
Vehicles	200,557	200,557
Equipment under capital lease-equipment and furniture	847,105	851,952
Equipment under capital lease-vehicles	21,741	21,741
	4,942,540	4,913,445
Less: Accumulated depreciation and amortization	2,017,153	1,903,525
	2,925,387	3,009,920
OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, net of amortization	326,495	311,362
Deposits	8,108	8,108
	411,103	395,970
	$4,208,132	$4,229,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$ 534,094	$ 437,113
Account receivable and inventory factoring	65,000	-
Accrued management salaries	691,561	599,900
Accrued expenses	156,054	239,130
Insurance contracts payable	44,073	13,738
Interest payable to officer/stockholders	29,869	13,276
Interest payable	191,476	197,708
Current maturities of long-term debt	47,660	57,414
Current maturities of capital lease obligations	655,868	730,403
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	6,331	5,858
Current maturities of convertible notes and accrued interest	3,091,764	2,918,559
Convertible debt derivative	2,519,293	3,621,220
Callable secured convertible debt and accrued interest	249,971	-
Warrant and option liability	30,620	134,212
Other	37,036	35,234
Total Current Liabilities	8,512,195	9,165,290

LONG-TERM LIABILITIES
Long-term debt, less current maturities	517,986	534,607
Capital lease obligation, shareholder, less current
maturities	-	3,319
Total Long-Term Liabilities	517,986	537,926
	9,030,181	9,703,216

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2006, 0 shares; 2005, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares, issued and outstanding,
226,388,632 at June 30, 2006; 197,148,179 at
December 31, 2005	226,389	197,148
Additional paid-in capital	22,243,661	21,646,307
Accumulated deficit	(27,856,820)	(27,851,571)
Common stock to be issued	561,018	573,993
Accumulated other comprehensive income (loss)	-	(39,889)
Common stock options outstanding, net	3,703	413
	(4,822,049)	(5,473,599)
	$4,208,132	$ 4,229,617

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES
GOLD’n GRO fertilizer	$ 766,563	$ 523,667	$1,098,374	$ 783,841
Mining technical services	1,460	7,862	21,911	31,864
Total Revenues	768,023	531,529	1,120,285	815,705

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	621,356	502,949	964,574	805,287
Mining technical services	6,856	17,910	22,665	40,883
Total Cost of Revenues	628,212	520,859	987,239	846,170
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	139,811	10,670	133,046	(30,465)

OPERATING EXPENSES
Depreciation and amortization	57,114	61,755	113,628	123,510
Research and development	68,619	52,920	140,995	133,656
Sales and marketing	175,055	244,434	361,080	525,271
Delivery and warehousing	52,555	34,908	70,112	52,991
General and administrative	236,402	225,934	455,562	485,569
Total Operating Expenses	589,745	619,951	1,141,377	1,320,997
Operating (Loss)	(449,934)	(609,281)	(1,008,331)	(1,351,462)
OTHER INCOME (EXPENSE)
Interest expense	(305,844)	(205,409)	(587,143)	(373,148)
Gain (loss) on derivative instruments	986,137	-	1,492,406	-
Gain (loss) on sale of investments	43,497	(6,431)	97,728	(10,116)
Other	91	1,732	91	1,732
Total Other Income (Expense)	723,881	(210,108)	1,003,082	(381,532)
Income (Loss) before provision for income tax	273,947	(819,389)	(5,249)	(1,732,994)
Provision for income tax	-	-	-	-
Net Income(Loss)	273,947	(819,389)	(5,249)	(1,732,994)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	(47,783)	(1,192)	39,889	(10,074)
Comprehensive Income (Loss)	$ 226,164	$(820,581)	$ 34,640	$(1,743,068)

Weighted average number of shares
Outstanding (1,000’s)	213,590	192,661	206,315	183,628
Earnings (Loss) per share, basic
and diluted	$0.001	$(0.004)	$ -	$(0.009)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

(UNAUDITED)
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)
Issue of common stock:
For cash	12,050	12,050	590,450	-	(32,500)	-	-	570,000
For services	6,003	6,003	406,323	-	(9,933)	-	-	402,393
For debt conversion	12,893	12,893	1,114,209	-	(170,000)	-	-	957,102
For asset acquisition	1,338	1,338	97,112	-	-	-	-	98,450
Net (loss) for the year
ended Dec. 31, 2005	-	-	-	(4,906,612)	-	-	-	(4,906,612)
Other comprehensive
income for the year
ended Dec. 31, 2005	-	-	-	-	-	(30,321)	-	(30,321)
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)
Balance, Dec. 31, 2005	197,148	197,148	21,646,307	(27,851,571)	573,993	(39,889)	413	(5,473,599)
Issue of common stock
For cash	100	100	7,400	-	-	-	-	7,500
For services	1,141	1,141	42,132	-	(12,975)	-	-	30,298
For debt conversion	28,000	28,000	547,822	-	-	-	-	575,822
Net (loss) for the
six months ended
June 30, 2006	-	-	-	(5,249)	-	-	-	(5,249)
Other comprehensive
income for the 6 months ended June 30, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	3,290	3,290
Balance, June 30, 2006	226,389	$226,389	$22,243,661	$(27,856,820)	$ 561,018	$ -0-	$ 3,703	$(4,822,049)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(5,249)	$(1,732,994)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	252,324	130,884
Interest on convertible notes	285,791	180,038
(Gain) loss on derivative instruments	(1,492,406)	-
Marketable securities received for services	-	(116,193)
(Gain) Loss on investments	(97,728)	10,116
Addition of silver in solution inventory by offsetting photochemical processing fees	(16,246)	(11,144)
Stock option compensation	3,290	37,112
Other	-	(1,725)
Expenses paid with issuance of common stock	34,105	429,453
(Increase) decrease in:
Trade accounts receivable	(140,718)	36,770
Inventories	3,999	(640)
Prepaid expenses and deposits	(12,145)	(15,295)
Increase (decrease) in:
Accounts payable	96,982	43,990
Accrued management salaries	91,661	139,672
Accrued expenses and contracts payable	(50,939)	(48,119)
Accrued interest	10,361	65,864
Net cash used by operating activities	(1,036,918)	(852,211)
Cash flows from investing activities:
Acquisition of property and equipment	(29,095)	(5,589)
Acquisition of intangibles	-	(5,000)
Proceeds from sale of investments	229,374	10,177
Net cash provided (used) by investing activities	200,279	(412)

Cash flows from financing activities:
Proceeds from sale of stock	7,500	570,000
Proceeds from debt, stockholder	10,212	90,000
Proceeds from debt, unrelated	982,500	125,000
Debt issuance costs	(118,735)	-
Proceeds from receivable/inventory factoring, net	65,000	93,081
Payments on debt	(113,968)	(60,846)
Net cash provided by financing activities	832,509	817,235
Net increase (decrease) in cash	(4,130)	(35,388)
Cash, beginning of period	24,260	5,180
Cash, end of period	$ 20,130	$ (30,208)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(UNAUDITED)

(continued)

	Six Months Ended June 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$ 135,795	$ 61,600
Non-cash financing and investing activities:
Common stock issued to settle:
Accounts payable	-	11,845
Convertible notes and accrued interest	575,822	882,696
Common stock issued to acquire:
Equipment	-	15,750
GOLD’n GRO Guardian product rights	-	71,500
Warrants issued for debt issuance costs	17,594	-
Fair value of convertible debt derivative	(1,371,220)	-
Fair value of warrant and option liability	(121,186)	-
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	17,500	-

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $5,249 during the six months ended June 30, 2006, a working capital deficit of $7,640,553, and a stockholders’ deficit balance of $4,822,049 as of June 30, 2006. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

3. On July 15 2005, the Company arranged callable secured convertible debt (Notes) totaling $3,250,000, bearing interest at 8%, with 3,000,000 five year $0.15 warrants. The Notes were accompanied by a Registration Rights Agreement. During 2005, the Company received $1,726,200, ($2,250,000 before financing costs and prepaid interest), and issued 2,076,923 warrants. In January and February 2006 the Company received $902,500 ($1,000,000 before financing costs), and issued 1,423,078 warrants, which included an additional 500,000 five years warrants exercisable at $0.15 per share.

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

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion feature and the prepayment penalty to be treated as embedded derivatives, to be recorded as a liability equal to the estimated fair value of the embedded

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

derivatives. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of June 30, 2006 the Notes were convertible into 243,630,290 common shares and the embedded derivatives had an estimated fair value of $2,519,293. The actual carrying amount of principal and accrued interest due as of June 30, 2006 is $2,769,264, which exceeds the fair value of the embedded derivative by $249,971. Consequently, this amount is shown under the caption "Callable secured convertible debt and accrued interest" in the Condensed Consolidated Balance Sheet. Non-employee warrants and options to acquire a total of 27,422,259 common shares were outstanding at June 30, 2006 and had an estimated fair value of $30,620. The fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. The warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning July 2006, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 81% to 101%, and using a risk free interest rate of 5.125%. The estimated fair value of the options exceeded the carrying value of the Notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations in 2005. The estimated fair value of the embedded derivatives and the non-employee warrants and options declined during the three and six months ended June 30, 2006, resulting in a gain on derivative instruments of $986,137 and $1,492,406 for the respective periods reported in the Consolidated Statement of Operations. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods. As the estimated fair value of the embedded derivatives related to the callable secured convertible debt is less than the carrying amount of the debt as of June 30, 2006, no future gains on the embedded derivatives can be recorded unless losses on the derivative are recorded first.

Concurrently, the Company entered into a Registration Rights Agreement with the Noteholders that required the Company to have an effective registration statement within 120 days of funding, or use its best efforts to do so. Additionally, because at the inception of the Agreement the Company did not have enough authorized shares to allow the Noteholders to convert the Notes into common stock, the Agreement required the Company to increase the authorized shares prior to October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares on a timely basis and 3% per month for failing to increase the authorized shares. The Company completed registration of 50 million shares in February 2006 and increased the authorized shares in March 2006. Because it used its best efforts, the Company has not accrued penalties which would have totaled approximately $420,000 and $335,000, respectively, through June 30,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

2006. Additionally, under the terms of the Agreement, the Company is required to register a total of two times the estimated number of shares to allow the Noteholders to convert the outstanding balance, as early as practicable, so it is possible that the 2% per month registration penalty could continue after March 31, 2006 until a new registration statement for the required number of shares becomes effective. We plan to file a new registration statement in late August 2006.

The Notes require quarterly interest payments and we estimate that $62,110 was due during the quarter ended June 30, 2006, which was not paid. The Notes also provide for a default penalty rate of 15% on unpaid amounts. The Company has not accrued the estimated penalty of $1,410 as we do not believe it is probable to be incurred. In estimating the fair value of the embedded derivatives discussed above, we assumed the interest will ultimately be converted into common stock under the same terms as for the principal amount of the debt.

During the period of February 15, 2006 to June 30, 2006, the Investors converted a total of $575,822 of the Notes into 28.0 million common shares. In July 2006 the Investors converted a total of $217,675 of the Notes into 21.2 million common shares.

On July 31, 2006, the Company arranged new callable secured convertible debt with the same Investors (Notes) totaling $500,000 and received net proceeds of $463,667. The notes bear interest at 6% and are convertible into common shares at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. The Noteholders also received seven year warrants to acquire 20,000,000 common shares at $0.05 per share. The arrangement included a Securities Purchase Agreement and Registration Rights Agreement with terms similar to the financing in July 2005.

4. As of June 30, 2006 total recorded liabilities of $714,756 including accrued interest to June 30, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $561,949 (reflected in Current Maturities of Capital Lease Obligations) plus $39,560 in additional interest (reflected in Accrued Interest) and two trade payables totaling $94,747 (reflected in Accounts Payable) plus $18,500 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company estimates an additional $11,900 interest may be reasonably possible on one case; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The Company has a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of June 30, 2006, the recorded liability for these cases was $368,441. The Company is current in making the payments related to these respective settlement agreements.

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

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2006 is $3,091,764. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $182,790, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the six months ended June 30, 2006 the Company began paying on one of these leases with a recorded liability of $40,861. It is reasonably possible that additional interest of approximately $6,800 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of June 30, 2006 and December 31, 2005. The raw material and work in progress balances below include $358,116 and $374,042 in silver bearing unprocessed photochemicals or partially processed materials as of June 30, 2006 and December 31, 2005, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

	June 30,	Dec. 31,
	2006	2005
Finished goods	$ 38,265	$ 53,274
Work in progress	333,690	282,373
Raw materials	232,390	256,451
	$604,345	$592,098

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2005 through June 30, 2006:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	118,189,457	165,000	129,297,534
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(3,026,626)	-	(52,000)	(3,078,626)
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	1,496,924	159,036,462	141,000	160,674,386
Exercised	(100,000)	(28,000,000)	-	(28,100,000)
Expired	(1,287,925)	(22,229,551)	(12,000)	(23,529,476)
Under option, June 30, 2006	27,422,259	243,630,290	6,237,000	277,289,549

The average price for all warrants and options granted and exercised was $0.014 for the six months ended June 30, 2006 and $0.0334 for the year ended December 31, 2005. The above warrants and options would dilute future Earnings Per Share (EPS).

The 22,229,551 in expired convertible debt options listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 5 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The following table summarizes the warrants and options outstanding as of June 30, 2006:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
September 2006
	60,000	0.083
March 2007 to May 2009
	3,000,000	0.100
August 2006
	37,208	0.143
December 2007 to June 2008
	7,575,000	0.150
July 2010 to February 2011
	3,740,001	0.150
October 2006
	44,300	0.171
February 2007
	360,000	0.238
July 2006 to February 2007
	10,118,750	0.240
January 2007 to February 2007
	935,000	0.300
February 2007 to March 2007
	1,552,000	0.375

Total Warrants	27,422,259		$0.1966

Convertible Debt Options:
July 2008 to February 2009
	243,630,290	$0.0114	$0.0114

Employee Options:
August 2007 to February 2016
	320,000	$0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015 to January 2016
	50,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500

Total Employee Options	6,237,000		$0.2415

Total Warrants and Options	277,289,549		$0.0349

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The 243,630,290 convertible debt options listed above are related to the callable secured convertible debt discussed in Note 3 above. As of June 30, 2006 $2,674,178 of principal and $95,086 in accrued interest were convertible into common stock at the lower of $0.10 per share or 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Income (Loss) per Common Share:

Income (Loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during 2006 and 2005. For purposes of computing diluted income per share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the three and six months ended June 30, 2006 and 2005.

	Three months Ended June 30,		Six months Ended June 30,
	2006	2005	2006	2005
Net Income (Loss)	$273,947	$(819,389)	$ (5,249)	$(1,732,994)
Less: Preferred stock dividends	-	-	-	-
Basic and diluted EPS income (loss) available to common
stockholders	$273,947	$(819,389)	$(5,249)	$(1,732,994)

Weighted average number of shares outstanding (1,000’s)	213,590	192,661	206,315	183,628
Common equivalent shares (1,000’s)	284,281	N/A	N/A	N/A
Diluted average number of shares outstanding (1,000’s)	497,871	192,661	206,315	183,628
Per share amount -basic	$0.001	$(0.004)	$-0-	$(0.009)
Per share amount- diluted	$0.001	$(0.004)	$-0-	$(0.009)

The 284,281,228 common equivalent shares noted above include the 277,289,549 common stock warrants and options described in Note 7 above and 6,991,679 common shares that are to be issued to management and other employees for past due salary and accrued interest.

9. The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our evaluation of our present employees with unvested options, we estimated no forfeitures.

Total estimated share-based compensation expense recognized under SFAS 123R for the three and six months ended June 30, 2006 was $617 and $3,290 and is included in general and administrative expenses.

Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three and six months ended June 30, 2005 were as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

	Three Months	Six Months
	Ended June 30,	Ended June 30
	2005	2005
Option Compensation Expense:
As reported	$ 4,178	$37,112
Adjustment for additional expense
for fair value of options	623	3,755
Pro forma	$ 4,801	$40,867

Net Income (Loss):
As reported	$(819,389)	$(1,732,994)
Adjustment for additional expense
for fair value of options	(623)	(3,755)
Pro forma	$(820,012)	$(1,736,749)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.004)	$(0.009)
Pro forma	$(0.004)	$(0.009)

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2005.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues:
Photochemical Fertilizer	$766,563	$ 523,667	$1,098,374	$783,841
Mining Technical Services	1,460	7,862	21,911	31,864
Consolidated Revenues	$768,023	$ 531,529	$1,120,285	$815,705

Gross Profit (Loss):
Photochemical Fertilizer	$145,207	$ 20,718	$133,800	$(21,446)
Mining Technical Services	(5,396)	(10,048)	(754)	(9,019)
Consolidated Gross Profit (Loss)	$139,811	$ 10,670	$133,046	$(30,465)

Operating Income (Loss):
Photochemical Fertilizer	$(325,916)	$(490,575)	$(769,554)	$(1,090,433)
Mining Technical Services	(124,018)	(118,706)	(238,777)	(261,029)
Consolidated Operating Income (Loss)	$(449,934)	$(609,281)	$(1,008,331)	$(1,351,462)

Other Income (Expense):
Photochemical Fertilizer	$680,293	$(205,409)	$905,263	$(373,148)
Mining Technical Services	43,588	(4,699)	97,819	(8,384)
Consolidated Other Income (Expense)	$723,881	$(210,108)	$1,003,082	$(381,532)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$ 354,377	$(695,984)	$ 135,709	$(1,463,581)
Mining Technical Services	(80,430)	(123,405)	(140,958)	(269,413)
Consolidated Net Income
(Loss) before taxes	$ 273,947	$(819,389)	$ (5,249)	$(1,732,994)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2006	2005
Current Assets:
GOLD’n GRO Fertilizer	$834,507	$659,320
Mining Technical Services	7,907	112,085
	842,414	771,405

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,829,892	2,907,887
Mining Technical Services	95,495	102,033
	2,925,387	3,009,920

Other Assets, net:
GOLD’n GRO Fertilizer	113,202	114,828
Mining Technical Services	200,589	349,735
	313,791	464,563

Total Assets:
GOLD’n GRO Fertilizer	3,777,601	3,682,035
Mining Technical Services	303,991	563,853
Total Segment Assets	4,081,592	4,245,888
Itronics Inc. assets	25,828,023	25,175,867
Less: inter-company elimination	(25,701,483)	(25,192,138)
Consolidated Assets	$ 4,208,132	$ 4,229,617

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

11. The Company held marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at June 30, 2006 and Losses of $39,889 at December 31, 2005. No losses were reclassified out of accumulated other comprehensive income into earnings during the three months ended June 30, 2006. Losses of $40,360 and gains of $471 were reclassified out of accumulated other comprehensive income into earnings during the six months ended June 30, 2006. No gains were reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2005. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Unrealized holding gains (losses)
arising during the period	$ -0-	$(13,031)	$ -0-	$(18,043)
Reclassification adjustment	(47,783)	11,839	39,889	7,969
Other Comprehensive Income (Loss)	$(47,783)	$ (1,192)	$ 39,889	$(10,074)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Gross proceeds from sale of securities	$85,045	$ 5,947	$229,374	$ 10,177
Gross gains from sale of securities	$43,497	$ -	$97,728	$ -
Gross losses from sale of securities	-	(6,431)	-	(10,116)
Net Gains (Losses) from sale of Securities	$43,497	$(6,431)	$97,728	$(10,116)

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

Results of Operations

We reported consolidated revenues of $768,023 for the quarter ended June 30, 2006, compared to $531,529 for the prior year quarter, an increase of 44%. The increase was due to an increase in GOLD’n GRO Fertilizer segment revenue of $242,900, or 46%, which was partially offset by a decrease of $6,400 in Mining Technical Services segment revenues, a decrease of 81%. The consolidated net profit was $273,947, or $0.001 per share, for the quarter ended June 30, 2006, compared to a net loss of $819,389 or $0.004 per share for the comparable 2005 period, an improvement of $1,093,300. Consolidated revenues for the first six months of 2006 were $1,120,285 compared to $815,705 for the prior year period, an increase of 37%. The consolidated net loss was $5,249 or $-0- per share, for the six months ended June 30, 2006, compared to a net loss of $1,732,994 or $0.009 per share for the comparable 2005 period, a decreased loss of $1,727,700.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

Three months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Fertilizer	$ 660,206	$ 484,664	$ 900,275	$ 695,898
Photochemical recycling	$ 17,960	$ 19,888	$ 37,357	$ 42,069
Silver	$ 88,397	$ 19,115	$ 160,742	$ 45,874
Total Revenue	$ 766,563	$ 523,667	$1,098,374	$ 783,841
Gross profit (loss)	$ 145,207	$ 20,718	$ 133,800	$ (21,446)
Operating income (loss)	$(325,916)	$(490,575)	$(769,554)	$(1,090,433)
Other income (loss)	$ 680,293	$(205,409)	$ 905,263	$ (373,148)
Net income (loss) before taxes	$ 354,377	$(695,984)	$ 135,709	$(1,463,581)

Total segment revenues for the second quarter of 2006 were approximately $766,600, an increase of 46% from the prior year second quarter. Total fertilizer sales for the quarter were $660,200 (847 tons), compared to $484,700 (766 tons) for the 2005 second quarter, an increase of 36% in dollars and an increase of 11% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $551,800 (636 tons) and $434,700 (625 tons) for the second quarter of 2006 and 2005, respectively, an increase of 27% in dollars and an increase of 2% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $71,000 (205 tons) and $44,000 (141 tons) for the second quarter of 2006 and 2005, respectively, an increase of 62% in dollars and 45% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006 and resulted in sales of just under 6 tons. The overall increase was due to a combination of price increases of the GOLD’n GRO fertilizers and a shift in sales efforts toward higher value products. The sales increase occurred in spite of heavy rains in the Central Valley of California, our principal market area, that delayed the start of the spring season until late April. Total photochemical recycling revenue for the quarter decreased nominally on a decreased volume of 17% from the second quarter of 2005. Silver sales were $88,400(8,735 ounces) for the quarter, compared to $19,100 (2,386 ounces) for the prior year second quarter, an increase of 362% in dollars and 266% in ounces. The increase is primarily from increased sales of processed silver bullion due to both increased production and to a rapidly increasing silver price.

Cost of sales increased $118,400 due primarily to an increase in raw materials costs resulting from increased sales. The segment recorded a gross profit of $145,200 for the quarter, compared to a gross profit of $20,700 for the second quarter of 2005, an increased gross profit of $124,500, or 601%.

We have had a significant decrease in used photochemical volume compared to 2004 volumes due to the termination of a major photochemical recycling contract in December 2004. We are continuing our efforts on sales of Photochemical Silver Concentrators in order to replace the revenue and to provide a long term base of used photochemical supply. In 2006 we are anticipating the possibility of rapidly expanding sales of bulk Chelated Liquid Multi-Nutrient fertilizers which use a high proportion of used photochemicals as a raw material. Because of this possibility, we are now aggressively seeking new large scale photochemical recycling customers. In August 2006 we obtained a new customer whose photochemical raw material is expected to significantly increase raw material supply. We are in the final negotiation stages with another potential customer and have initiated discussions with several other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2007 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses decreased $40,200 from the second quarter of 2005. This resulted from a decrease in sales and marketing expenses of $56,600 due to reduced corporate marketing and to having one less field agronomist on staff compared to the prior year. A part time senior agronomist was hired in May 2006, so cost reductions in future periods will be lessened.

These factors resulted in a 2006 second quarter segment operating loss of $325,900 compared to a loss of $490,600 for the second quarter of 2005, a decreased operating loss of $164,700, or 34%.

Other income (expenses) were $680,300 for the quarter, compared to $(205,400) for the 2005 second quarter, an increased income of $885,700. The increased income is due to a gain on derivative instruments of $986,100, which was partially offset by an increase of $100,400 in interest expense. Both items are related to the 2005 and 2006 borrowing of $3,250,000 in callable secured convertible notes. The gain or loss on derivatives discussed above is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile. This financing and the related accounting treatment are more fully discussed in Note 3 to the Condensed Consolidated Financial Statements above.

The changes in operating loss and other expenses resulted in a segment net profit before taxes of $354,400 for the quarter ended June 30, 2006, compared to a loss of $696,000 for the prior year quarter, an improvement of $1,050,400.

For the first six months of 2006, segment revenues were $1,098,400, compared to $783,800 for the comparable 2005 period, an increase of 40%. The increase is due to increases in fertilizer and silver sales. Gross profit for the first six months of 2006 was $133,800, compared to a gross loss of $21,400 for the comparable prior year period, an improvement of $155,200. Operating loss for the first six months of 2006 was approximately $769,600 compared to $(1,090,400) for the first six months of 2005, a decreased loss of $320,900, or 29%.

Other income (expense) was $905,300 for the first six months of 2006, compared to $(373,100) for the comparable 2005 period. The improvement of $1,278,400 is due to a one time gain on derivative instruments of $1,492,400 which was partially offset by an increase in interest expense of $214,000. Both items are related to the 2005 and 2006 borrowing of $3,250,000 in callable secured convertible notes. The gain or loss on derivatives discussed above is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net profit before taxes of $135,700 for the six months ended June 30, 2006, compared to a loss of $1,463,600 for the prior year period, an improvement of $1,599,300.

MINING TECHNICAL SERVICES

	Three Months Ended June 30,	Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$ 1,460	$ 7,862	$ 21,911	$ 31,864
Gross profit (loss)	$ (5,396)	$ (10,048)	$ (754)	$ (9,019)
Operating income (loss)	$(124,018)	$(118,706)	$(238,777)	$(261,029)
Other income (expense)	$ 43,588	$ (4,699)	$ 97,819	$ (8,384)
Net income (loss) before taxes	$ (80,430)	$(123,405)	$(140,958)	$(269,413)

Mining technical services revenue was $1,500 for the quarter ended June 30, 2006, compared to $7,900 for the comparable quarter of 2005, a decrease of 81%. Cost of sales decreased by

$11,100, due primarily to decreases of payroll and rent expenses due to the closing of the segment’s satellite office in May 2005. These factors resulted in a second quarter gross loss for the segment of $5,400 compared to $10,000 for the prior year second quarter, a nominal decreased loss.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended June 30, 2006 and 2005 we allocated costs of approximately $49,500 and $36,100, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into the fourth quarter of 2006. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. In recent months traffic volume has expanded to a level that we believe makes it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and will be offered to gold exploration companies beginning in the third quarter of 2006.

Total segment operating expenses for the second quarter of 2006 increased $10,000, due primarily to increased research and development costs related to the insidemetals.com website discussed above.

The combination of these factors resulted in a 2006 second quarter segment operating loss of $124,000, compared to an operating loss of $118,700 for the second quarter of 2005, an increased operating loss of $5,300, or 4%.

Other income (loss) for the second quarter of 2006 was a gain of $43,600 compared to a loss of $4,700 for the prior year second quarter. This increase in other income is due to increased sales at a profit of common shares of Golden Phoenix Minerals, Inc.

The changes in operating loss and other income resulted in a segment net loss before taxes of $80,400 for the quarter ended June 30, 2006, compared to a loss of $123,400 for the prior year quarter, a decreased loss of $43,000, or 35%.

For the first six months of 2006, segment revenue totaled $21,900 compared to $31,900 for the first six months of 2005, a decrease of 31%. This is primarily attributable to the ending of the Golden Phoenix Minerals, Inc. contract in March 2005. Gross loss for the first six months of 2006 was $800, compared to a gross loss of $9,000 for the comparable prior year period, a decreased gross loss of $8,300. Operating loss for the period was $238,800 compared to an operating loss of $261,000 for the comparable 2005 period, a decreased operating loss of $22,300, or 9%.

Other income (loss) for the first six months of 2006 was a gain of $97,800 compared to a loss of $8,400 for the prior year period. This increase is due to increased sales at a profit of common shares of Golden Phoenix Minerals, Inc. (GPXM) As of June 30, 2006, all of the shares of GPXM have been sold.

The changes in operating loss and other income resulted in a segment net loss before taxes of $141,000 for the six months ended June 30, 2006, compared to a net loss of $269,400 for the prior year period, a decreased loss of $128,500, or 48%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2006 operating loss of $449,900, compared to $609,300 for the second quarter of 2005, a decreased operating loss of $159,300, or 26%. Net profit before taxes for the second quarter 2006 was $273,900 compared to a loss of $819,400 for the prior year second quarter, an improvement of $1,093,300. For the six month period ended June 30, 2006 the operating loss was $1,008,300 compared to $1,351,500 for the prior year comparable period, a decreased operating loss of $343,100, or 25%. Net loss before taxes for the six months ended June 30, 2006 was $5,200 compared to $1,733,000 for the prior year six month period, an improvement of $1,727,700.

Changes in Financial Condition; Capitalization

Cash amounted to $20,100 as of June 30, 2006, compared to $(30,200) as of June 30, 2005. Net cash used for operating activities was approximately $1,036,900 for the first six months of 2006. The cash used for operating activities during the period was financed primarily by net proceeds of $982,500 from the issuance of callable secured convertible notes, less $118,700 in debt issuance costs and sale of investments of $229,400.

Total assets decreased $21,500 during the six months ended June 30, 2006 to $4,208,100. Current assets increased $47,900 due to increases in accounts receivable of $140,700 and inventory of $12,200, which were partially offset by a decrease of $91,800 in marketable securities. The increase in accounts receivable is due to the increased level of sales in the spring fertilizer season compared to the winter season. Net property and equipment decreased $84,500 due to depreciation and amortization. Other assets increased $15,100 due to an increase in net deferred loan fees related to the callable secured convertible note financing.

Current liabilities decreased during the six months ended June 30,2006 by $653,100 and total liabilities decreased by $673,000. The decrease is primarily due to a net reduction of $955,500 in the estimated fair value of derivative instruments and the related callable secured convertible debt. The components of this reduction include $1,000,000 in new convertible debt borrowing, which was offset by a decline in the estimated fair value of derivative instruments of $1,492,400 and the conversion of $575,800 of convertible debt into common stock. Other changes in current liabilities include increases of $97,000 in accounts payable, $65,000 in account receivable and inventory factoring, $91,700 in accrued management salaries, and $173,200 in current maturities of convertible notes and accrued interest. These increases were partially offset by decreases of $83,100 in accrued expenses and $74,500 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the six months ended June 30, 2006, working capital improved by $701,000 to a deficit balance of $7,640,600. The improvement is due primarily to the decrease in derivative instruments discussed above.

In July 2005 we obtained 8% convertible debt financing for a total of $3.25 million. The final funds from this financing were received in February 2006 after our registration statement became effective. This funding provided for our capital needs through July 2006. On July 31, 2006 we obtained 6% convertible debt financing of $500,000. We expect this funding to provide for our capital needs through September 2006 or into October 2006, depending on fertilizer sales growth. We are actively seeking additional financing.

To meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of June 30, 2006, $65,000 in factored inventory and receivables is outstanding.

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

Growth Plans and Implementation

Our GOLD’n GRO Fertilizer segment created the GOLD’n GRO line of liquid fertilizers. The pioneering development work is complete, field trials have been completed on the first products and other field trials are under way.

The Mining Technical Services segment originally provided typical consulting services which required high level technical personnel, including our President, devoted to each project. To reduce our dependence on our President to generate new consulting contracts, while better utilizing our core professional staff, the division is being reconfigured to focus most of its efforts on a global Internet Information Portal – "insidemetals.com". The information portal operates 24 hours per day 7 days per week anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee.

With the successful completion of the initial pioneering development work by the GOLD’n GRO Fertilizer segment, and with the launch of the information portal by the Mining Technical Services Division, we are implementing growth plans for both divisions that are expected to drive expansion well into the future. The status of these plans and their implementation is described for each division.

GOLD’n GRO Fertilizer Segment (Itronics Metallurgical, Inc.)

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

Based on our experience to date, it takes up to five years to develop a new fertilizer product, which includes regulatory approval. It typically takes up to an additional five years to achieve market acceptance of successful products, which includes field trials to demonstrate product effectiveness.

New product applications are being developed for the dairy cow feed market including young oats, alfalfa, hay, and silage corn. Trials were conducted in 2004 and 2005. The nutrient content of the alfalfa was improved, in some cases to the highest quality ratings. This benefits the dairy because less nutrient supplements are required for feeding the cows, thus reducing dairy operating expenses. The amount of hay produced per acre increased up to 25 percent. Results of the corn crops are still being evaluated. The dairy cow feed market is large with more than 23 million acres of alfalfa hay being grown in the United States. We anticipate it will take another one to three years to complete development and launch these product applications.

In 2004, we began field trials in Idaho, Oregon, and Washington for applications on onions, potatoes, and winter wheat. In the second quarter of 2005, we began field trials in Rhode Island for lawn, landscape, and nursery application. Also in the second quarter, we started several new trials in California for silage corn applications. Several of these field trials are continuing in 2006.

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

3. Expand sales to new territories.

The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, Utah, and Washington, with the majority of our sales in central California. We completed registration of select GOLD’n GRO fertilizers in Idaho, Oregon and Washington during the first quarter of 2005, and Utah in early 2006; sales development is now underway. Two GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York and in New Jersey with a distributor agreement signed for New Jersey. Based on our experience, commercial sales can be generated approximately one year after introductory sales activities are initiated. We are in the process of identifying distributors for New York and the other seven northeastern states. Each new geographic area developed will require the same procedural approach.

The expansion into the Northwest states of Idaho, Oregon, Utah, and Washington is being managed by one field agronomist, who was transferred from California in 2004. Based on our experience, the cost of maintaining that position ranges from $120,000 to $150,000 per year. The expansion into the Northeast states is being managed by one part time person at an annual cost of approximately $30,000. That person is also the lead person in seeking customers for our Photochemical Silver Concentrators. We plan to increase these spending levels in 2006, depending on sales support requirements.

In the second quarter of 2006, the Company made its first sale to a distributor in northern Mexico.

In general, expansion to new regions of the country will require at least one field agronomist for each region at a cost similar to that for the Northwest region. In addition, each state has varying registration requirements for product labels and costs of registration. Development of product labels is done internally using existing staff. Registration fees for each state vary widely, ranging from $25 to $600 per year, largely depending on how many products are registered in the particular state. In May 2006 we added a Ph.D. agronomist to the sales support staff on a part time basis. He will take the lead in conducting field trials and in accumulating/analyzing the resulting data. He will also be responsible for arranging University studies as part of an ongoing research program to develop new GOLD’n GRO fertilizer applications and to improve knowledge about the effectiveness of existing GOLD’n GRO fertilizers. For the near term, we anticipate utilizing present staff and management for corporate support of the sales efforts for both existing regions and for the new regions. For the longer term, as we expand we will need to add corporate support personnel to properly support sales efforts.

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

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We registered GOLD’n GRO 11-0-0+5% Ca in Nevada in 2005 and completed registration in California in the first quarter of 2006. Sales development is started in the second quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is being delayed to 2007 or 2008 to allow time to complete the introduction of GOLD’n GRO 11-0-0+5% Ca in California and to complete registration in Oregon and other states where it will be sold.

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

In 2002 and 2003, we initiated efforts to apply our technology to extract silver from photoliquids to the mining sector. This work is being expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before quantitative market studies can be completed.

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

Mining Technical Services Segment (Whitney & Whitney, Inc.)

Historically, this division provided consulting services to the mining industry. In August 2005, we launched an Information Portal on the Internet. This division has a two-part approach to growth:

1. Continue to provide consulting services.

2. "e-commerce" Internet Information Portal-"insidemetals.com".

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

1. Continue to provide consulting services

During the third quarter of 2004, sales of the Mining Technical Services (Whitney & Whitney, Inc.) division declined due to winding down of on-going projects and delays related to client financing for new projects. Some of the issues related to new client project start up were resolved by the clients during the third quarter of 2004 and the remaining work was completed in early 2005. The technical services satellite consulting office was closed in May 2005, but certain key staff members have been retained. We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities

2. "e-commerce" Internet Information Portal-"insidemetals.com".

In August 2005, we launched the website "insidemetals.com," an Information Portal targeting the companies and individuals interested in the mining and precious metals industry. The website will generate revenue by charging a subscription fee for monthly access to the site and by selling advertising to gold exploration companies. Currently, the site contains an array of information about gold and companies in the gold industry. We intend to add information on other mineral sectors gradually.

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

In recent months, traffic volume on the website has expanded to a level that we believe is sufficient to make it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and will be offered to gold exploration companies beginning in the third quarter of 2006.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2006 total recorded liabilities of $714,756 including accrued interest to June 30, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $561,949 (reflected in Current Maturities of Capital Lease Obligations) plus $39,560 in additional interest (reflected in Accrued Interest) and two trade payables totaling $94,747 (reflected in Accounts Payable) plus $18,500 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe is probable and is related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We estimate an additional $11,900 interest may be reasonably possible on one case; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

We have a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of June 30, 2006, the recorded liability for these cases was $368,441. We are current in making the payments related to these respective settlement agreements.

Successful settlement of the above claims is dependent on future financing.

In June 2006 we were served with a lawsuit filed in Cook County, Illinois alleging that we faxed promotional information to the plaintiff who had no prior business relationship with us. The suit seeks appropriate compensation under applicable law, class action status if there were faxes sent to other entities in Illinois, and injunctive relief to prevent further faxes being sent. Legal counsel is working to have the suit dismissed. Management believes a loss on the case is possible, but expects any costs to be nominal, and, accordingly, we have not accrued any loss as of June 30, 2006.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In May 2006, we issued an aggregate of 2,500 shares of common stock valued at $150 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the first quarter of 2006.

In May 2006, we issued an aggregate of 60,061 shares of common stock valued at $6,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our company for the first quarter of 2005.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on May 1, 2006. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 21,000 shares of common stock to four of our employees in May 2006. The options are exercisable at $0.15 per share and expire in three years from grant.

Subsequent to June 30, 2006 we issued an aggregate of 2,500 shares of common stock valued at $88 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the second quarter of 2006.

In July 2006, we entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for an aggregate amount of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of our common stock (the "Financing").

The Investors received three year convertible notes (the "Notes") bearing simple interest at 6% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received seven year warrants to purchase a total of 20,000,000 shares of our common stock at an exercise price of $0.05 per share.

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

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2006 is $3,091,764. We are formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $182,790, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the six months ended June 30, 2006 we began paying on one of these leases with a recorded liability of $40,861. It is reasonably possible that additional interest of approximately $6,800 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred.

Item 6. Exhibits

Exhibit 3(i)         Articles of Incorporation 37

Exhibit 31.1         CERTIFICATION OF PRESIDENT PURSUANT TO SECTION

                     302 OF THE SARBANES-OXLEY ACT OF 2002 50

Exhibit 31.2         CERTIFICATION OF CONTROLLER PURSUANT TO SECTION

                     302 OF THE SARBANES-OXLEY ACT OF 2002 52

Exhibit 32.1         CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                     PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                     PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                     OF 2002 54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ITRONICS INC.

DATED: August 14, 2006                 By:/S/JOHN W. WHITNEY

                                         John W. Whitney

                                         President

                                         (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,

this Report has been signed below by the following persons on behalf of the

Company and in the capacities and on the dates indicated

DATED: August 14, 2006                 By:/S/JOHN W. WHITNEY

                                         John W. Whitney

                                         President

                                         (Principal Executive Officer)

DATED: August 14, 2006                 By:/S/MICHAEL C. HORSLEY

                                         Michael C. Horsley

                                         Controller

                                         (Principal Accounting Officer)