Form 10KSB/A
period 2005-12-31
ITRONICS INC
filed 2006-10-12
CIK 825203

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

ITEM 8B OTHER INFORMATION

Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                             ITRONICS INC.

Date: October 12, 2006                  By: /S/ JOHN W. WHITNEY

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

Date: October 12, 2006                   By: /S/ JOHN W. WHITNEY

                                            John W. Whitney

                                            President, Treasurer and Director

                                            (Principal Executive and Financial

                                            Officer)

Date: October 12, 2006                   By: /S/ MICHAEL C. HORSLEY

                                            Michael C. Horsley

                                            Controller

                                           (Principal Accounting Officer)

Date: October 12, 2006                   By: /S/ Paul H. Durckel

                                             Paul H. Durckel

                                             Director

Date: October 12, 2006                    By: /S/ HOWLAND S. GREEN

                                             Howland S. Green

                                             Director