Form 10QSB
period 2006-09-30
ITRONICS INC
filed 2006-11-20
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTlON 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 1, 2006, 262,582,597 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2006
and December 31, 2005 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 2006 and 2005 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2006 and the Year Ended
December 31, 2005 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2006 and 2005 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	22

Item 3. Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Changes in Securities and Use of Proceeds	35

Item 3 Defaults upon Senior Securities	36

Item 6. Exhibits	36

Certifications	38

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

(UNAUDITED)

ASSETS

	September 30,	December 31,
	2006	2005

CURRENT ASSETS
Cash	$ 27,707	$ 24,260
Accounts receivable, less allowance for
doubtful accounts, 2006, $4,600; 2005, $7,600	53,429	21,164
Marketable securities, available for sale	-	91,758
Inventories	573,194	592,098
Prepaid expenses	73,299	94,447
Total Current Assets	727,629	823,727

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	102,547	153,896
Equipment and furniture	2,388,275	2,302,984
Vehicles	200,557	200,557
Equipment under capital lease-equipment and furniture	847,105	851,952
Equipment under capital lease-vehicles	21,741	21,741
	4,942,540	4,913,445
Less: Accumulated depreciation and amortization	2,074,567	1,903,525
	2,867,973	3,009,920
OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, net of amortization	342,223	311,362
Deposits	8,108	8,108
	426,831	395,970
	$4,022,433	$4,229,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September 30,	December 31,
	2006	2005
CURRENT LIABILITIES
Accounts payable	$ 490,684	$ 437,113
Account receivable and inventory factoring	65,000	-
Accrued management salaries	739,440	599,900
Accrued expenses	188,056	239,130
Insurance contracts payable	38,219	13,738
Interest payable to officer/stockholders	44,264	13,276
Interest payable	191,055	197,708
Current maturities of long-term debt	44,266	57,414
Current maturities of capital lease obligations	606,281	730,403
Current maturities of advances from an officer/stockholder	161,525	161,525
Current maturities of capital lease due stockholder	4,827	5,858
Current maturities of convertible notes and accrued interest	3,214,527	2,918,559
Convertible debt derivative	4,941,431	3,621,220
Warrant and option liability	402,766	134,212
Other	36,573	35,234
Total Current Liabilities	11,168,914	9,165,290

LONG-TERM LIABILITIES
Long-term debt, less current maturities	511,238	534,607
Capital lease obligation, shareholder, less current
maturities	-	3,319
Total Long-Term Liabilities	511,238	537,926
	11,680,152	9,703,216

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares, issued and outstanding
2006, 0 shares; 2005, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares, issued and outstanding,
253,097,600 at Sept. 30, 2006; 197,148,179 at
December 31, 2005	253,098	197,148
Additional paid-in capital	22,476,592	21,646,307
Accumulated deficit	(30,960,383)	(27,851,571)
Common stock to be issued	568,680	573,993
Accumulated other comprehensive income (loss)	-	(39,889)
Common stock options outstanding, net	4,294	413
	(7,657,719)	(5,473,599)
	$ 4,022,433	$ 4,229,617

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
REVENUES
GOLD’n GRO fertilizer	$294,849	$ 231,166	$1,393,223	$1,015,007
Mining technical services	3,300	12,230	25,211	44,094
Total Revenues	298,149	243,396	1,418,434	1,059,101
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	303,080	279,011	1,267,654	1,084,298
Mining technical services	6,951	15,698	29,616	56,581
Total Cost of Revenues	310,031	294,709	1,297,270	1,140,879
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	(11,882)	(51,313)	121,164	(81,778)

OPERATING EXPENSES
Depreciation and amortization	57,414	61,903	171,042	185,413
Research and development	80,106	64,313	221,101	197,969
Sales and marketing	182,118	214,325	543,198	739,596
Delivery and warehousing	19,186	9,366	89,298	62,357
General and administrative	232,843	204,381	688,405	689,950
Total Operating Expenses	571,667	554,288	1,713,044	1,875,285
Operating (Loss)	(583,549)	(605,601)	(1,591,880)	(1,957,063)

OTHER INCOME (EXPENSE)
Interest expense	(297,204)	(235,442)	(884,347)	(608,590)
Gain (loss) on derivative instruments	(2,222,810)	(481,236)	(730,404)	(481,236)
Gain (loss) on sale of investments	-	-	97,728	(10,116)
Other	-	23,607	91	25,339
Total Other Income (Expense)	(2,520,014)	(693,071)	(1,516,932)	(1,074,603)

Income (Loss) before provision for income tax	(3,103,563)	(1,298,672)	(3,108,812)	(3,031,666)
Provision for income tax	-	-	-	-

Net Income(Loss)	(3,103,563)	(1,298,672)	(3,108,812)	(3,031,666)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	-	(2,269)	39,889	(12,343)

Comprehensive Income (Loss)	$(3,103,563)	$(1,300,941)	$(3,068,923)	$(3,044,009)

Weighted average number of shares
Outstanding (1,000’s)	246,864	195,625	219,980	187,671
Earnings (Loss) per share, basic
and diluted	$(0.013)	$(0.007)	$(0.014)	$(0.016)

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND THE YEAR ENDED DECEMBER 31, 2005

(UNAUDITED)
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)
Issue of common stock:
For cash	12,050	12,050	590,450	-	(32,500)	-	-	570,000
For services	6,003	6,003	406,323	-	(9,933)	-	-	402,393
For debt conversion	12,893	12,893	1,114,209	-	(170,000)	-	-	957,102
For asset acquisition	1,338	1,338	97,112	-	-	-	-	98,450
Net (loss) for the year
ended Dec. 31, 2005	-	-	-	(4,906,612)	-	-	-	(4,906,612)
Other comprehensive
income for the year
ended Dec. 31, 2005	-	-	-	-	-	(30,321)	-	(30,321)
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)

Balance, Dec. 31, 2005	197,148	197,148	21,646,307	(27,851,571)	573,993	(39,889)	413	(5,473,599)
Issue of common stock
For cash	100	100	7,400	-	-	-	-	7,500
For services	4,127	4,127	94,426		(5,313)			93,240
For debt conversion	51,723	51,723	728,459					780,182
Net (loss) for the
nine months ended
Sept. 30, 2006				(3,108,812)				(3,108,812)
Other comprehensive
income for the 9 months ended Sept. 30, 2006						39,889		39,889

Common stock options
outstanding							3,881	3,881

Balance, Sept. 30, 2006	253,098	$253,098	$22,476,592	$(30,960,383)	$568,680	$ -	$4,294	$(7,657,719)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

	Nine Months Ended Sept 30,
	2006	2005
Cash flows from operating activities
Net income (loss)	$(3,108,812)	$(3,031,666)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	368,153	212,718
Interest on convertible notes	434,417	286,537
(Gain) loss on derivative instruments	730,404	481,236
Marketable securities received for services	-	(116,193)
(Gain) Loss on investments	(97,728)	10,116
Addition of silver in solution inventory by offsetting photochemical processing fees	(27,411)	(28,598)
Stock option compensation	3,881	43,379
(Gains) on debt forgiveness	-	(24,832)
Other	-	2,200
Expenses paid with issuance of common stock	96,299	480,322
(Increase) decrease in:
Trade accounts receivable	(32,265)	86,618
Inventories	46,315	32,468
Prepaid expenses and deposits	589	(25,021)
Increase (decrease) in:
Accounts payable	82,405	(117,678)
Accrued management salaries	139,540	181,644
Accrued expenses and contracts payable	(25,254)	(184,310)
Accrued interest	24,337	67,360
Net cash used by operating activities	(1,365,130)	(1,643,700)

Cash flows from investing activities:
Acquisition of property and equipment	(29,095)	(57,142)
Proceeds from sale of investments	229,374	10,177
Sale of equipment	-	500
Net cash provided (used) by investing activities	200,279	(46,465)

Cash flows from financing activities:
Proceeds from sale of stock	7,500	570,000
Proceeds from debt, stockholder	10,212	95,000
Proceeds from debt, unrelated	1,446,167	2,031,200
Debt issuance costs	(185,378)	(195,490)
Proceeds from receivable/inventory factoring, net	65,000	43,548
Payments on debt	(175,203)	(157,259)
Net cash provided by financing activities	1,168,298	2,386,999
Net increase (decrease) in cash	3,447	696,834
Cash, beginning of period	24,260	5,180
Cash, end of period	$ 27,707	$ 702,014

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

(continued)

	Nine Months Ended Sept. 30,
	2006	2005

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$210,982	$ 182,321
Non-cash financing and investing activities:
Common stock issued to settle:
Accounts payable	-	11,845
Convertible notes and accrued interest	780,182	867,101
Debt and accrued interest - officer/stockholder	-	90,000
Common stock issued to acquire:
Equipment	-	-
GOLD’n GRO Guardian product rights	-	71,500
Warrants issued for debt issuance costs	17,594	12,042
Fair value of convertible debt derivative	479,444	2,361,505
Fair value of warrant and option liability	250,960	425,152
Amounts withheld from proceeds of debt, unrelated:
Prepaid interest	-	90,000
Deferred loan costs	33,333	90,000
Key man life insurance	-	20,000
Short term debt and accrued interest	-	143,800
Accounts payable	20,500	-

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $3,108,812 during the nine months ended September 30, 2006, a working capital deficit of $10,441,285, and a stockholders’ deficit balance of $7,657,719 as of September 30, 2006. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

SEPTEMBER 30, 2006

(UNAUDITED)

Company may redeem the debt prior to maturity by paying all outstanding balances plus a 50% prepayment penalty.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion feature and the prepayment penalty to be treated as embedded derivatives, to be recorded as a liability equal to the estimated fair value of the embedded derivatives. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. As of September 30, 2006 the Notes were convertible into 333,836,253 common shares and the embedded derivatives had an estimated fair value of $4,941,431. The actual carrying amount of principal and accrued interest due as of September 30, 2006 is $3,090,767. Non-employee warrants and options to acquire a total of 39,668,801 common shares were outstanding at September 30, 2006 and had an estimated fair value of $402,766. The fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. The fair value of the warrants and options were estimated using the Black-Scholes option pricing model. Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning October 2006, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 86% to 107%, and using risk free interest rates ranging from 4.5% to 4.875%. The estimated fair value of the options exceeded the carrying value of the Notes in 2005; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations in 2005. The estimated fair value of the embedded derivatives and the non-employee warrants and options increased during the three and nine months ended September 30, 2006, resulting in a loss on derivative instruments of $2,222,810 and $730,404 for the respective periods reported in the Condensed Consolidated Statement of Operations. The fair value of the embedded derivatives, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Concurrently, the Company entered into a Registration Rights Agreement with the Noteholders that required the Company to have an effective registration statement within 120 days of funding, or use its best efforts to do so. Additionally, because at the inception of the Agreement the Company did not have enough authorized shares to allow the Noteholders to convert the Notes into common stock, the Agreement required the Company to increase the authorized shares prior to October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares on a timely basis and 3% per month for failing to increase the authorized shares. The Company completed registration of 50 million shares in February 2006 and increased the authorized shares in March 2006. Additionally,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

under the terms of the Agreement, the Company is required to register a total of two times the estimated number of shares to allow the Noteholders to convert the outstanding balance, as early as practicable, so it was possible that the 2% per month registration penalty could continue after March 31, 2006 until a new registration statement for the required number of shares becomes effective. In August 2006, we signed a letter agreement with the Investors amending the Registration Rights Agreements (Agreements) for each of the previous closings. The amendment stipulates that as long as we register 75 million common shares and comply with the time requirements specified in the Agreements, there will be no liquidated damages. In October 2006 we completed the registration of an additional 75 million common shares, thereby eliminating the potential penalties described above.

The Notes require quarterly interest payments and we estimate that $62,110 and $56,519 were due during the quarters ended June 30, 2006 and September 30, 2006, respectively. These payments were not paid. The Notes provide for a default penalty rate of 15% on unpaid amounts. The Company has not accrued the estimated penalty of $4,992 as we do not believe it is probable to be incurred. In estimating the fair value of the embedded derivatives discussed above, we assumed the interest will ultimately be converted into common stock under the same terms as for the principal amount of the debt.

During the period of February 15, 2006 to September 30, 2006, the Investors converted a total of $809,404 of the Notes into 51.7 million common shares. Subsequent to September 30, 2006 the Investors converted a total of $116,880 of the Notes into 12 million common shares.

On November 3, 2006, the Company arranged new callable secured convertible debt with the same Investors (Notes) totaling $500,000 and received net proceeds of $495,000. The Notes bear interest at 6% and are convertible into common shares at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. The Noteholders also received seven year warrants to acquire 20,000,000 common shares at $0.04 per share. The arrangement included a Securities Purchase Agreement and Registration Rights Agreement with terms similar to the financing in July 2005.

4. As of September 30, 2006 total recorded liabilities of $661,600 including accrued interest to September 30, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $504,523 (reflected in Current Maturities of Capital Lease Obligations) plus $43,400 in additional interest (reflected in Accrued Interest) and two trade payables totaling $92,697 (reflected in Accounts Payable) plus $20,480 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe are probable and are related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

The Company estimates an additional $12,500 interest may be reasonably possible on one case; however, the Company has not accrued this amount because it does not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

The Company has a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of September 30, 2006, the recorded liability for these cases was $308,965. A group of these cases, with a recorded liability of $103,694, were due to be paid off in September 2006 under the respective settlement agreements. The law firm handling these cases has verbally agreed to extend the payment period by accepting $21,000 per month until paid. As of September 30, 2006, $5,000 was paid on the September payment, but subsequently, the payments were paid through November 2006.

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

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at September 30, 2006 is $3,214,527. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $181,420, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the nine months ended September 30, 2006 the Company began paying on one of these leases with a recorded liability of $39,491. It is reasonably possible that additional interest of approximately $7,600 could be incurred, but this has not been recorded because the Company does not believe it is probable to be incurred.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of September 30, 2006 and December 31, 2005. The raw material and work in progress balances below include $332,986 and $374,042

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

in silver bearing unprocessed photochemicals or partially processed materials as of September 30, 2006 and December 31, 2005, respectively.

	Sept. 30,	Dec. 31,
	2006	2005
Finished goods	$ 34,207	$ 53,274
Work in progress	307,300	282,373
Raw materials	231,687	256,451
	$573,194	$592,098

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2005 through September 30, 2006:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	118,189,457	165,000	129,297,534
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(3,026,626)	-	(52,000)	(3,078,626)

Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	21,496,924	272,965,067	196,000	294,657,991
Exercised	(100,000)	(51,722,642)	-	(51,822,642)
Expired	(9,041,383)	(22,229,551)	(12,000)	(31,282,934)
Under option, Sept. 30, 2006	39,668,801	333,836,253	6,292,000	379,797,054

The average price for all warrants and options granted and exercised was $0.019 for the nine months ended September 30, 2006 and $0.0334 for the year ended December 31, 2005. The above warrants and options would dilute future Earnings Per Share (EPS).

The 22,229,551 in expired convertible debt options listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 5 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The following table summarizes the warrants and options outstanding as of September 30, 2006:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
July 2013
	20,000,000	0.050
March 2007 to May 2009
	3,000,000	0.100
December 2007 to June 2008
	7,575,000	0.150
July 2010 to February 2011
	3,740,001	0.150
October 2006
	44,300	0.171
February 2007
	360,000	0.238
July 2006 to February 2007
	2,462,500	0.240
January 2007 to February 2007
	935,000	0.300
February 2007 to March 2007
	1,552,000	0.375
Total Warrants	39,668,801		$0.1145

Convertible Debt Options:
July 2008 to July 2009
	333,836,253	$0.0093	$0.0093

Employee Options:
August 2007 to February 2016
	350,000	$0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015 to August 2016
	75,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,292,000		$0.2409

Total Warrants and Options	379,797,054		$0.0241

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

The 333,836,253 convertible debt options listed above are related to the callable secured convertible debt discussed in Note 3 above. As of September 30, 2006 $2,940,596 of principal and $150,171 in accrued interest were convertible into common stock at the lower of $0.10 per share or 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Income (Loss) per Common Share:

Income (Loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during 2006 and 2005. For purposes of computing diluted income per share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the three and nine months ended September 30, 2006 and 2005.

	Three months Ended Sept. 30,		Nine months Ended Sept. 30,
	2006	2005	2006	2005
Net Income (Loss)	$(3,103,563)	$(1,298,672)	$ (3,108,812)	$(3,031,666)
Less: Preferred stock dividends	-	-	-	-

Basic and diluted EPS income (loss) available to common
stockholders	$(3,103,563)	$(1,298,672)	$ (3,108,812)	$(3,031,666)

Weighted average number of shares outstanding (1,000’s)	246,864	195,625	219,980	187,671

Common equivalent shares (1,000’s)	N/A	N/A	N/A	N/A

Diluted average number of shares outstanding (1,000’s)	246,864	195,625	219,980	187,671
(Loss) Per share amount -basic	$(0.013)	$(0.007)	$(0.014)	$(0.016)
(Loss) Per share amount- diluted	$(0.013)	$(0.007)	$(0.014)	$(0.016)

9. The Company adopted the provisions of SFAS 123(R), Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our evaluation of our present employees with unvested options, we estimated no forfeitures.

Total estimated share-based compensation expense recognized under SFAS 123R for the three and nine months ended September 30, 2006 was $591 and $3,881 and is included in general and administrative expenses.

Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the three and nine months ended September 30, 2005 were as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

	Three Months	Nine Months
	Ended Sept. 30,	Ended Sept. 30
	2005	2005
Option Compensation Expense:
As reported	$ 6,267	$43,379
Adjustment for additional expense
for fair value of options	1,588	5,343
Pro forma	$ 7,855	$48,722

Net Income (Loss):
As reported	$(1,298,672)	$(3,031,666)
Adjustment for additional expense
for fair value of options	(1,588)	(5,343)
Pro forma	$(1,300,260)	$(3,037,009)

Earnings (Loss) per share,
basic and diluted
As reported	$(0.007)	$(0.016)
Pro forma	$(0.007)	$(0.016)

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2005.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenues:
Photochemical Fertilizer	$ 294,849	$ 231,166	$1,393,223	$1,015,007
Mining Technical Services	3,300	12,230	25,211	44,094
Consolidated Revenues	$ 298,149	$ 243,396	$1,418,434	$1,059,101

Gross Profit (Loss):
Photochemical Fertilizer	$ (8,231)	$(47,845)	$125,569	$(69,291)
Mining Technical Services	(3,651)	(3,468)	(4,405)	(12,487)
Consolidated Gross Profit (Loss)	$(11,882)	$(51,313)	$121,164	$(81,778)

Operating Income (Loss):
Photochemical Fertilizer	$(440,231)	$(494,166)	$(1,209,785)	$(1,584,599)
Mining Technical Services	(143,318)	(111,435)	(382,095)	(372,464)
Consolidated Operating Income (Loss)	$(583,549)	$(605,601)	$(1,591,880)	$(1,957,063)

Other Income (Expense):
Photochemical Fertilizer	$(2,520,014)	$(691,842)	$(1,614,751)	(1,064,990)
Mining Technical Services	-	(1,229)	97,819	(9,613)
Consolidated Other Income (Expense)	$(2,520,014)	$(693,071)	$(1,516,932)	$(1,074,603)

Net Income (Loss) before taxes:
Photochemical Fertilizer	$(2,960,245)	$(1,186,008)	$(2,824,536)	$(2,649,589)
Mining Technical Services	(143,318)	(112,664)	(284,276)	(382,077)
Consolidated Net Income
(Loss) before taxes	$(3,103,563)	$(1,298,672)	$(3,108,812)	$(3,031,666)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	Sept. 30,	December 31,
	2006	2005
Current Assets:
GOLD’n GRO Fertilizer	$701,860	$659,320
Mining Technical Services	6,309	112,085
	708,169	771,405

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,776,873	2,907,887
Mining Technical Services	91,100	102,033
	2,867,973	3,009,920

Other Assets, net:
GOLD’n GRO Fertilizer	112,389	114,828
Mining Technical Services	(12,159)	349,735
	100,230	464,563

Total Assets:
GOLD’n GRO Fertilizer	3,591,122	3,682,035
Mining Technical Services	85,250	563,853
Total Segment Assets	3,676,372	4,245,888
Itronics Inc. assets	26,224,259	25,175,867
Less: inter-company elimination	(25,878,198)	(25,192,138)
Consolidated Assets	$4,022,433	$ 4,229,617

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

11. The Company held marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at September 30, 2006 and Losses of $39,889 at December 31, 2005. No losses were reclassified out of accumulated other comprehensive income into earnings during the three months ended September 30, 2006. Losses of $40,360 and gains of $471 were reclassified out of accumulated other comprehensive income into earnings during the nine months ended September 30, 2006. No gains were reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2005. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Unrealized holding gains (losses)
arising during the period	$ -	$(2,269)	$ -	$(20,312)
Reclassification adjustment	-	-	39,889	7,969
Other Comprehensive Income (Loss)	$ -	$(2,269)	$ 39,889	$(12,343)

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Gross proceeds from sale of securities	$ -	$ -	$229,374	$ 10,177

Gross gains from sale of securities	$ -	$ -	$ 97,728	$ -
Gross losses from sale of securities	-	-	-	(10,116)
Net Gains (Losses) from sale of Securities	$ -	$ -	$ 97,728	$(10,116)

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

Results of Operations

We reported consolidated revenues of $298,149 for the quarter ended September 30, 2006, compared to $243,396 for the prior year quarter, an increase of 22%. The increase was due to an increase in GOLD’n GRO Fertilizer segment revenue of $63,700, or 28%, which was partially offset by a decrease of $8,900 in Mining Technical Services segment revenues, a decrease of 73%. The consolidated net loss was $3,103,563, or $0.013 per share, for the quarter ended September 30, 2006, compared to a net loss of $1,298,672 or $0.007 per share for the comparable 2005 period, an increased loss of $1,804,900. Consolidated revenues for the first nine months of 2006 were $1,418,434 compared to $1,059,101 for the prior year period, an increase of 34%. The consolidated net loss was $3,108,812 or $0.014 per share, for the nine months ended September 30, 2006, compared to a net loss of $3,031,666 or $0.016 per share for the comparable 2005 period, an increased loss of $77,100, or 3%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

Three months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Revenues
Fertilizer	$ 145,828	$ 107,378	$ 1,046,103	$ 803,276
Photochemical recycling	22,953	59,699	60,310	101,768
Silver	126,068	64,089	286,810	109,963
Total Revenue	294,849	231,166	1,393,223	1,015,007
Gross profit (loss)	(8,231)	(47,845)	125,569	(69,291)
Operating income (loss)	(440,231)	(494,166)	(1,209,785)	(1,584,599)
Other income (loss)	(2,520,014)	(691,842)	(1,614,751)	(1,064,990)
Net income (loss) before taxes	(2,960,245)	(1,186,008)	(2,824,536)	(2,649,589)

Total segment revenues for the third quarter of 2006 were approximately $294,800, an increase of 28% from the prior year third quarter. Total fertilizer sales for the quarter were $145,800 (219 tons), compared to $107,400 (187 tons) for the 2005 third quarter, an increase of 36% in dollars and an increase of 17% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $93,700 (108 tons) and $68,400 (94 tons) for the third quarter of 2006 and 2005, respectively, an increase of 37% in dollars and an increase of 15% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $41,300 (110 tons) and $31,300 (93 tons) for the third quarter of 2006 and 2005, respectively, an increase of 32% in dollars and 18% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006 and resulted in sales of just over 1 ton in the third quarter of 2006. The overall increase was due to a combination of price increases of the GOLD’n GRO fertilizers, sale of a greater volume of products in all categories, and a shift in sales efforts toward higher value products. Total photochemical recycling revenue for the quarter decreased $36,700 due to the prior year sale of a Photochemical Silver Concentrator for $42,000. Excluding the sale of the Concentrator, recycling revenue increased 30% on an increased volume of 15% from the third quarter of 2005, due to a new customer we began serving in August 2006. Silver sales were $126,100 (10,352 ounces) for the quarter, compared to $64,100 (8,380 ounces) for the prior year third quarter, an increase of 97% in dollars and 24% in ounces. The increase is primarily from increased sales of processed silver bullion due to both increased production and to a rapidly increasing silver price.

Cost of sales increased $24,100 due primarily to increases in payroll and related benefits and repair and maintenance costs. The segment recorded a gross loss of $8,200 for the quarter, compared to a gross loss of $47,800 for the third quarter of 2005, a decreased gross loss of $39,600, or 83%.

In 2005 we had a significant decrease in used photochemical volume compared to 2004 volumes due to the termination of a major photochemical recycling contract in December 2004. We are continuing our efforts on sales of Photochemical Silver Concentrators in order to replace the revenue and to provide a long term base of used photochemical supply. We are now aggressively seeking new large scale photochemical recycling customers. In August 2006 we obtained a new customer whose photochemical raw material is expected to significantly increase raw material supply. In November 2006 we obtained a second large scale customer. The addition of these two customers is expected to increase photochemical raw material (on an unconcentrated basis) to a level about 50% greater than the volume at the end of 2004.

We have also initiated discussions with other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2007 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses decreased $14,300 from the third quarter of 2005. This resulted from a decrease in sales and marketing expenses of $33,500 due to reduced corporate marketing.

These factors resulted in a 2006 third quarter segment operating loss of $440,200 compared to a loss of $494,200 for the third quarter of 2005, a decreased operating loss of $53,900, or 11%.

Other income (expenses) were $(2,520,000) for the quarter, compared to $(691,800) for the 2005 third quarter, an increased loss of $1,828,200. The increased loss is due to a loss on derivative instruments of $2,222,800, compared to a loss of $481,200 in the 2005 third quarter, and to increased interest expense of $61,800. Both items are related to the 2005 and 2006 combined borrowing of $3,750,000 in callable secured convertible notes. The gain or loss on derivatives discussed above is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile. This financing and the related accounting treatment are more fully discussed in Note 3 to the Condensed Consolidated Financial Statements above.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,960,200 for the quarter ended September 30, 2006, compared to a loss of $1,186,000 for the prior year quarter, an increased loss of $1,774,200, or 150%.

For the first nine months of 2006, segment revenues were $1,393,200, compared to $1,015,000 for the comparable 2005 period, an increase of 37%. Total fertilizer sales for the nine months ended September 30, 2006 were $1,046,100 (1,396 tons), compared to $803,300 (1,324 tons) for the 2005 comparable period, an increase of 30% in dollars and 5% in tonnage. Total photochemical recycling revenue for the nine months ended September 30, 2006 decreased $41,500 due to the prior year sale of a Photochemical Silver Concentrator for $42,000. Excluding the sale of the Concentrator, recycling revenue increased 1% on a decreased volume of 7% from the first nine months of 2005. Silver sales were $286,800 (25,876 ounces) for the first nine months of 2006, compared to $110,000 (13,760 ounces) for the prior year comparable period, an increase of 161% in dollars and 88% in ounces. The increase is primarily from increased sales of processed silver bullion due to both increased production and to a rapidly increasing silver price.

Gross profit for the first nine months of 2006 was $125,600, compared to a gross loss of $69,300 for the comparable prior year period, an improvement of $194,900. Operating loss for the first nine months of 2006 was approximately $1,209,800 compared to 1,584,600 for the first nine months of 2005, a decreased loss of $374,800, or 24%.

Other income (expense) was $(1,614,800) for the first nine months of 2006, compared to $(1,065,000) for the comparable 2005 period. The increased loss of $549,800 is due to an increased loss on derivative instruments of $249,200 and by an increase in interest expense of $275,800. Both items are related to the 2005 and 2006 combined borrowing of $3,750,000 in callable secured convertible notes. The gain or loss on derivatives discussed above is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $2,824,500 for the nine months ended September 30, 2006, compared to a loss of $2,649,600 for the prior year period, an increased loss of $174,900, or 7%.

MINING TECHNICAL SERVICES

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2006	2005	2006	2005
Revenues	$ 3,300	$ 12,230	$ 25,211	$ 44,094
Gross profit (loss)	(3,651)	(3,468)	(4,405)	(12,487)
Operating income (loss)	(143,318)	(111,435)	(382,095)	(372,464)
Other income (expense)	-	(1,229)	97,819	(9,613)
Net income (loss) before taxes	(143,318)	(112,664)	(284,276)	(382,077)

Mining technical services revenue was $3,300 for the quarter ended September 30, 2006, compared to $12,200 for the comparable quarter of 2005, a decrease of 73%. Cost of sales decreased by $8,700, due primarily to decreases of payroll and rent expenses due to the closing of the segment’s satellite office in May 2005. These factors resulted in a third quarter gross loss for the segment of $3,700 compared to $3,500 for the prior year third quarter, a nominal increased loss.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended September 30, 2006 and 2005 we allocated costs of approximately $57,600 and $45,500, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of development spending to continue into at least the first quarter of 2007. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. In recent months traffic volume has expanded to a level that we believe makes it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and will be offered to gold exploration companies beginning in the fourth quarter of 2006. To assist with the sales development program of the website, we hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Total segment operating expenses for the third quarter of 2006 increased $31,700, due to increased research and development costs related to the insidemetals.com website discussed above and to increased general and administration costs resulting from increases in legal and accounting, insurance, and shareholder services.

The combination of these factors resulted in a 2006 third quarter segment operating loss of $143,300, compared to an operating loss of $111,400 for the third quarter of 2005, an increased operating loss of $31,900, or 29%.

Other income (loss) for the third quarter of 2006 was $-0- compared to a loss of $1,200 for the prior year third quarter, a nominal change.

The changes in operating loss and other income resulted in a segment net loss before taxes of $143,300 for the quarter ended September 30, 2006, compared to a loss of $112,700 for the prior year quarter, an increased loss of $30,700, or 27%.

For the first nine months of 2006, segment revenue totaled $25,200 compared to $44,100 for the first nine months of 2005, a decrease of 43%. This is primarily attributable to the ending of the Golden Phoenix Minerals, Inc. contract in March 2005. Gross loss for the first nine months of 2006 was $4,400, compared to a gross loss of $12,500 for the comparable prior year period, a decreased gross loss of $8,100. Operating loss for the period was $382,100 compared to an operating loss of $372,500 for the comparable 2005 period, an increased operating loss of $9,600, or 3%.

Other income (loss) for the first nine months of 2006 was a gain of $97,800 compared to a loss of $9,600 for the prior year period. This increase is due to increased sales at a profit of common shares of Golden Phoenix Minerals, Inc. (GPXM) As of September 30, 2006, all of the shares of GPXM have been sold.

The changes in operating loss and other income resulted in a segment net loss before taxes of $284,300 for the nine months ended September 30, 2006, compared to a net loss of $382,100 for the prior year period, a decreased loss of $97,800, or 26%.

SUMMARY

On a consolidated basis the various changes in revenues and cost of revenues resulted in a gross loss of $11,900 for the three months ended September 30, 2006, compared to $51,300 for the prior year third quarter, an improvement of $39,400, or 77%. Operating loss for the third quarter 2006 was $583,500, compared to $605,600 for the third quarter of 2005, a decreased operating loss of $22,100, or 4%. Net loss before taxes for the third quarter 2006 was $3,103,600 compared to a loss of $1,298,700 for the prior year third quarter, an increased loss of $1,804,900, or 139%. For the nine month period ended September 30, 2006 gross profit was $121,200 compared to a gross loss of $81,800 for the prior year comparable period, an improvement of $202,900. Operating loss for the nine months ended September 30, 2006 was $1,591,900 compared to $1,957,100 for the prior year comparable period, a decreased operating loss of $365,200, or 19%. Net loss before taxes for the nine months ended September 30, 2006 was $3,108,800 compared to $3,031,700 for the prior year nine month period, an increased loss of $77,100, or 3%.

Changes in Financial Condition; Capitalization

Cash amounted to $27,700 as of September 30, 2006, compared to $702,000 as of September 30, 2005. Net cash used for operating activities was approximately $1,365,100 for the first nine months of 2006. The cash used for operating activities during the period was financed primarily by net proceeds of $1,446,200 from the issuance of callable secured convertible notes, less $185,400 in debt issuance costs, and sale of investments of $229,400.

Total assets decreased $207,200 during the nine months ended September 30, 2006 to $4,022,400. Current assets decreased $96,100 due to decreases in marketable securities of $91,800, inventory of $18,900, and prepaid expenses of $21,100. These decreases were partially offset by an increase in accounts receivable of $32,300. Net property and equipment decreased $141,900 due to depreciation and amortization. Other assets increased $30,900 due to an increase in net deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the nine months ended September 30,2006 by $2,003,600 and total liabilities increased by $1,976,900. The increase is primarily due to an increase of $1,588,800 in the estimated fair value of derivative instruments and the related callable secured convertible debt. The components of this increase include $1,500,000 in new convertible debt borrowing, an increase in the estimated fair value of derivative instruments of $730,400, which was partially offset by the conversion of $780,200 of convertible debt into common stock. Other changes in current liabilities include increases of $53,600 in accounts payable, $65,000 in account receivable and inventory factoring, $139,500 in accrued management salaries, and $296,000 in current maturities of convertible notes and accrued interest. These increases were partially offset by decreases of $51,100 in accrued expenses and $124,100 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, working capital decreased by $2,099,700 to a deficit balance of $10,441,300. The decline is due primarily to the increase in derivative instruments discussed above, as well as the changes in various current assets and liabilities as discussed above.

In July 2005 we obtained 8% convertible debt financing for a total of $3.25 million. The final funds from this financing were received in February 2006 after our registration statement became effective. This funding provided for our capital needs through July 2006. On July 31, 2006 we obtained 6% convertible debt financing of $500,000. This funding provided for our capital needs through October 2006. On November 3, 2006 we obtained 6% convertible debt financing of $500,000. We expect this funding to provide for our capital needs into December 2006 or January 2007, depending on fertilizer and silver sales growth. We are actively seeking additional financing.

To meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of September 30, 2006, $65,000 in factored inventory and receivables is outstanding.

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

The expansion into the Northwest states of Idaho, Oregon, Utah, and Washington is being managed by one field agronomist, who was transferred from California in 2004. Based on our experience, the cost of maintaining that position ranges from $120,000 to $150,000 per year. The expansion into the Northeast states is being managed by one part time person at an annual cost of approximately $30,000. That person is also the lead person in seeking customers for our Photochemical Silver Concentrators. We plan to increase these spending levels in 2007, depending on sales support requirements.

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

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We registered GOLD’n GRO 11-0-0+5% Ca in Nevada in 2005 and completed registration in California in the first quarter of 2006. Sales development started in the second quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is being delayed to 2007 or 2008 to allow time to complete the introduction of GOLD’n GRO 11-0-0+5% Ca in California and to complete registration in Oregon and other states where it will be sold.

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

In the second quarter of 2005 we acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product. We now own 100% of all rights related to GOLD’n GRO Guardian. Results of the research of the GOLD’n GRO Guardian deer repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. Currently, this product line is strictly for non-food crop applications.

During the second half of 2005 and through the third quarter of 2006 we have been performing research to produce a GOLD’n GRO Guardian mix that will be stable for up to a year. This research has overcome a number of technical challenges and is nearing completion. A modified formulation has been perfected and tested and found to be suitable for use. Once additional test work is completed, possibly by year end 2006, the registration process can be implemented. We are seeking funds for this so that the registration process can be started during the first quarter of 2007.

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

In 2002 and 2003, we initiated efforts to apply our technology to extract silver from photoliquids to the mining sector. This work is being expanded and a small pilot circuit is being established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before quantitative market studies can be completed.

7. Continue facilities expansion and technology development.

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. We developed a preliminary construction budget and have scheduled construction of the tank foundation and containment, which will be completed by year end 2006. We are still seeking financing to purchase the tanks.

In the first quarter of 2006 the Company tripled silver recovery capacity. The Company continued to work towards implementing its new iron and sulfur leach process that reduces the amount of solids delivered to its silver refinery by 50%, effectively doubling capacity while reducing refining costs by more than half. Work is underway to size and layout a pilot leaching circuit that is planned to be partially assembled in the fourth quarter of 2006 and to begin intermittent operation in the fourth quarter of 2006. Planning also began for a further increase in silver refining capacity which will include an expansion of material drying, sampling, and preparation capacity.

We began installation of an air purification system for the refining operation early in the fourth quarter of 2006. The installation is expected to be completed by year end 2006.

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

In recent months, traffic volume on the website has expanded to a level that we believe is sufficient to make it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and will be offered to gold exploration companies beginning in the fourth quarter of 2006. To assist with the sales development program of the website, we hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2006 total recorded liabilities of $661,600 including accrued interest to September 30, 2006, were subject to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $504,523 (reflected in Current Maturities of Capital Lease Obligations) plus $43,400 in additional interest (reflected in Accrued Interest) and two trade payables totaling $92,697 (reflected in Accounts Payable) plus $20,480 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of additional amounts we believe are probable and are related to three cases originally seeking $251,522. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We estimate an additional $12,500 interest may be reasonably possible on one case; however, we have not accrued this amount because we do not believe it is probable to be incurred. This estimate is related to one case, seeking $35,210, that was filed in March 2003. No further contact has taken place since then.

We have a total of 11 cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of September 30, 2006, the recorded liability for these cases was $308,965. A group of these cases, with a recorded liability of $103,694, were due to be paid off in September 2006 under the respective settlement agreements. The law firm handling these cases has verbally agreed to extend the payment period by accepting $21,000 per month until paid. As of September 30, 2006, $5,000 was paid on the September payment, but subsequently, the payments were paid through November 2006.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In July 2006, we issued an aggregate of 2,500 shares of common stock valued at $88 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our company for the second quarter of 2006.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on August 1, 2006. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 46,000 shares of common stock to five of our employees in August 2006. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

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

In August 2006 we issued an aggregate 2,481,642 shares of common stock to the four Investors discussed above upon the conversion of $15,907 in callable secured convertible notes.

In October 2006 we issued an aggregate of 2,500 shares of common stock valued at $50 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the third quarter of 2006.

In October 2006, we issued an aggregate of 119,518 shares of common stock valued at $8,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our company in part for the second quarter of 2005 and in part for periods in 2003 and prior.

In November 2006, we entered into a Securities Purchase Agreement with four accredited investors (the "Investors") for an aggregate amount of (i) $500,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of our common stock (the "Financing").

The Investors received three year convertible notes (the "Notes") bearing simple interest at 6% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received seven year warrants to purchase a total of 20,000,000 shares of our common stock at an exercise price of $0.04 per share.

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

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at September 30, 2006 is $3,214,527. We are formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $181,420, that are in default. No payments have been made for an extended period of time, and no collection action or recent contact from the creditors has occurred. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities. During the nine months ended September 30, 2006 we began paying on one of these leases with a recorded liability of $39,491. It is reasonably possible that additional interest of approximately $7,600 could be incurred, but this has not been recorded because we do not believe it is probable to be incurred.

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

                                        ITRONICS INC.

DATED: November 17, 2006                By:/S/JOHN W. WHITNEY

                                          John W. Whitney

                                          President

                                          (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,

this Report has been signed below by the following persons on behalf of the

Company and in the capacities and on the dates indicated

DATED: November 17, 2006                 By:/S/JOHN W. WHITNEY

                                           John W. Whitney

                                           President

                                           (Principal Executive Officer)

DATED: November 17, 2006                 By:/S/MICHAEL C. HORSLEY

                                           Michael C. Horsley

                                           Controller

                                           (Principal Accounting Officer)