Form 10KSB
period 2006-12-31
ITRONICS INC
filed 2007-04-17
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                               For the fiscal year ended December 31, 2006

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                               For the Transition period from______to_______

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

None

(Title of class)

Check whether the issuer is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. ( )

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (x) No ( )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (x)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

State issuer's revenues for its most recent fiscal year: $1,884,412.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2007, was $7,256,768.

As of March 31, 2007 there were issued and outstanding 368,705,921 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

2006 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

We are the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers and silver bullion.

We are an environmental process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated liquid fertilizer sold under the trademark GOLD’n GRO, animal repellant/fertilizer to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide development planning and technical services to the mining industry.

OUR PRODUCTS AND SERVICES

We currently operate the following two business segments under separate wholly owned subsidiaries:

GOLD’n GRO Fertilizer: This segment, known as Itronics Metallurgical, Inc., operates a fertilizer manufacturing, photochemical recycling, and silver refining facility. Revenues are generated by photochemical management services, sales of photochemical concentrators, sales of silver, and sales of GOLD’n GRO liquid fertilizer products.

Mining Technical Services: This segment, known as Whitney & Whitney, Inc. (WWI), provides mineral project planning and technical services to the mining industry. It has specialized knowledge in all aspects of mineral project development and has been deeply involved in gold mine development for more than 25 years. It employs technical specialists with expertise in the areas of mining, geology, mining engineering, mineral economics, material processing, and technology development. Technical services have been provided to many of the leading U.S. and foreign mining companies, several public utilities with mineral interests, to various state agencies, the U.S. and foreign governments, and the United Nations and the World Bank. WWI was under contract with the Country of Bolivia from 1986 through early 1992 to assist it in developing its mining industry. In 2005 WWI launched an internet website to provide gold mining company profiles to the interested public.

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

American Hydromet:

American Hydromet is a Nevada joint venture that was formed in 1985 to develop certain silver and gold refining/recovery technology and to create business based upon such technology. The GOLD’n GRO fertilizer segment now being managed by IMI is owned by American Hydromet. The ownership interests in American Hydromet are: NHP for 76.5%, IMI for 1%, and American Gold & Silver Limited Partnership ("AG&S") for 22.5%. AG&S is a Nevada limited partnership, for which WWI serves as the general partner and owns a general and limited partnership interest totaling 11%. We own a 37% limited partnership interest in AG&S. In total, we own approximately 83% of American Hydromet.

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

Whitney & Whitney, Inc.:

WWI was incorporated in 1977. WWI was primarily a mineral consulting firm that provided planning and technical services to the mining industry. WWI is now further developing an internet website originally launched in 2005 to provide gold mining industry data to the investing public, while maintaining a presence in the technical consulting field.

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

Over the years, the mining technical services business was highly cyclical, closely following the base and precious metals industries, and specifically, the price of copper, other base metals and gold. This condition pointed out the necessity of expanding our business into new industries. When considering the fertilizer marketing studies previously performed, along with the growing national issue of sewer system contamination from toxic photowastes and silver toxicity to fish, it seemed to be a natural extension of WWI's existing expertise to expand into the photowaste recycling business. In 1987 the decision was made to move forward with research and development of a process to extract silver from photographic liquid wastes. It took until 1997 to develop and demonstrate a satisfactory fertilizer and to complete university testing to demonstrate its agronomic viability.

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

During the same 2001 to 2003 period, more than two dozen liquid fertilizer formulations were evaluated for suitability and market potential. By the end of 2003, product line development had been completed, and 13 fertilizers covering two categories have been established: chelated liquid multinutrient fertilizers and chelated liquid micronutrient fertilizers. The fertilizers are sold both to the general public and through licensed and non-licensed distributors. Product improvement and new product development will continue, but our focus since 2005 is primarily on GOLD'n GRO Liquid Fertilizer sales expansion and on expansion of the services business as needed to support increasing GOLD'n GRO fertilizer sales.

We are developing an animal repellent/fertilizer that will be sold under the trademark GOLD'n GRO Guardian. This product will use one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was subsequently approved for use by the North American Deer Management Network. GOLD'n GRO Guardian is a repellent fertilizer product and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the Federal EPA as a biopesticide. Introduction of this product for commercial sales will be delayed until the registrations are completed. In 2005 we acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. We now own 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become one of our directors and is Northeast Manager for GOLD’n GRO Sales Development. Substantial funding over the next twelve months will be required to complete the EPA and California registration process.

During the period 1999 through 2003 we developed a "low temperature vacuum distillation" machine that operates at room temperature and is able to remove up to 80% of the water from photochemical solutions without damaging the chemicals, producing a high silver content concentrate that can be shipped as a commercial product in inter-state commerce. The distilled water is clean enough for re-use on site and the reduction in volume of material needing to be shipped produces an 80 percent reduction in transportation cost making shipment possible anywhere in the United States. These machines are being sold under the trademark "Itronics Metallurgical Photochemical Silver Concentrators".

After we began producing fertilizer, we noted that the by products of the process were the main materials needed to manufacture glass and ceramic. Therefore we began research and development of glass and tile formulations. During 2003, the first pieces of glass/ceramic tile were produced. With the successful development of a glass/ceramic tile product, we achieve the ability to recycle 100 percent of the materials received from customers, including waste that is generated internally during processing. The silver refining technology and the glass/ceramic tile products development efforts are being expanded in parallel with expansion of GOLD'n GRO fertilizer sales.

A more detailed discussion of our business, based on our two business segments described above, follows.

GOLD’n GRO FERTILIZER

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

Photochemical services operates as a regional business in northern Nevada, serving more than 200 customers in the northern Nevada market. A satellite service operation has been established in the San Francisco Bay Area which is a large market with at least three strong competitors. We believe we are able to compete effectively based upon pricing and service quality. In October 2006 we began servicing a large company in northern Nevada and in November 2006 we began servicing a large company in the San Francisco Bay Area.

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

Growth Plans and Implementation

With the successful completion of the initial pioneering development work by the GOLD’n GRO Fertilizer Division, we are implementing growth plans that are expected to drive expansion well into the future. The status of these plans and their implementation is described below.

Our manufacturing plant is presently configured to produce 1.2 million gallons (on a single shift basis) of GOLD’n GRO fertilizer annually (about 5,700 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2006 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

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

We are performing field trials in Idaho, Oregon, and Washington for applications on onions, potatoes, and winter wheat. We also have begun field trials in Rhode Island for lawn, landscape, and nursery application and have started several new trials in California for silage corn applications.

A GOLD'n GRO base liquid nutrition program is being marketed. The program is called the "Gallon and a Quart" or "4 to 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micro-nutrient used in soil applications. Field demonstrations have shown improved nutrition uptake and crop output under this cost effective program. Marketing of this program is expected to produce substantial increases in the tonnage of GOLD'n GRO fertilizer sales.

In 2006 we began contributing to an ongoing Zinc Nutrition Research Program at Utah State University in Logan, Utah. To date, the research has demonstrated the effectiveness of GOLD’n GRO 9-0-1+7% Zinc as a chelated liquid zinc micronutrient fertilizer for zinc deficient corn. Results include preventing visual symptoms of zinc deficiency, significantly increased tissue concentration of zinc compared to untreated plants, and doubled dry mass.

3. Expand sales to new territories.

The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, Washington, and Utah, with the majority of our sales in central California. We completed registration of select GOLD’n GRO fertilizers in Idaho, Oregon and Washington in 2005 and in Utah in 2006; sales development is now underway. Two GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York and in New Jersey. Based on our experience, commercial sales can be generated approximately one to two years after introductory sales activities are initiated. We are in the process of identifying distributors for New York and the other seven northeastern states. Each new geographic area developed will require the same procedural approach.

The expansion into the Northwest states of Idaho, Oregon, Washington, and Utah is being managed by one field agronomist. The cost of maintaining that position ranges from $120,000 to $150,000 per year. The expansion into the Northeast states is being managed by one part time person at an annual cost of approximately $30,000. That person is also the lead person in seeking customers for our Photochemical Silver Concentrators. We plan to increase these spending levels in 2007, depending on sales support requirements.

In general, expansion to new regions of the country will require at least one field agronomist for each new region at a cost similar to that for the Northwest region. In addition, each state has varying registration requirements for product labels and costs of registration. Development of product labels is done internally using existing staff. Registration fees for each state vary widely, ranging from $25 to $600 per year, largely depending on how many products are registered in the particular state. For the near term, we anticipate utilizing present staff and management for corporate support of the sales efforts for both existing regions and for the new regions. For the longer term, as we expand we will need to add corporate support personnel. In 2006 we added a Ph.D. agronomist, to support GOLD’n GRO sales efforts.

Our plan to expand sales in Urban Markets requires the consumer to utilize fertilizer injection equipment. This equipment provides economical, easy use of liquid fertilizers for consumer lawns and gardens. We added two types of fertilizer injectors to our "e" store, which is the first step into this market. Additionally, other fertilizer injectors are already available to consumers through irrigation supply stores.

4. Expand the GOLD'n GRO specialty fertilizer product line.

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered GOLD’n GRO 11-0-0+5% Ca in Nevada and California. Sales development started in the second quarter of 2006. The registration of GOLD’n GRO 8-0-0+3% Mg is planned for the second quarter of 2007 at which time sales development will be started.

We are developing a new category of repellent fertilizers that are expected to be sold at higher profit margins than our other products. The GOLD’n GRO Guardian deer repellent fertilizer is an example of this type of specialty fertilizer. The U.S. market for deer repellents is believed to exceed $50 million in annual sales. Products currently in the market have limited effectiveness so we believe that there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks as well as excellent wintertime effectiveness.

We acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product in 2005. We now own 100% of all rights related to GOLD’n GRO Guardian. Results of the research of the GOLD’n GRO Guardian deer repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer that will be perfected for small plot field trials and registration after the registration of GOLD’n GRO Guardian is underway. Currently, this product line is strictly for non-food plant applications. We have engaged consultants experienced in the EPA registration process. We are presently working with them to plan the process and lab work needed to complete the registration.

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

We are developing applications of our technology to extract silver from photoliquids to the mining sector. This work is being expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before quantitative market studies can be completed.

7. Continue facilities expansion and technology development.

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. The first phase, construction of a containment area, was substantially completed in late 2006. While we believe that we can handle expected growth in 2007 with the existing load-out module, we hope to complete construction on the new load out equipment during the second half of 2007, subject to the availability of financing.

8. Acquire established companies and/or their technologies.

To enhance our operations and market presence, we intend to acquire small established companies or their technologies. In 2005, we completed our acquisition of the GOLD’n GRO Guardian technology. Further acquisitions will depend on the potential benefits and suitable financing.

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

Our photochemical recycling fees are generated primarily from removing used photochemicals from our customer’s sites. We compete for these customers with large national firms like Safety Kleen and Philips Environmental but our primary competitors are smaller regional firms. In 2006 we made a decision to offer wholesale processing services to these established service companies in order to more rapidly expand photochemical supplies.

We sell our silver bullion to a commercial refiner under standard industry terms. We are a very small producer of silver; consequently the refiner will purchase all the silver we can presently produce. For several years, there has been a global shortage in the supply side of the silver market. Our ability to sell our silver bullion could only be impacted if there were a dramatic contraction in the demand for silver, and only then if we grow to be a much larger silver producer than we are now.

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

More than 50 million tons of fertilizer products are sold annually in the United States. This includes almost 20 million tons of multi-nutrient fertilizers and almost 3.5 million tons of secondary nutrient and micro-nutrient products. About 38 percent of the total usage is as fluid fertilizers. Our 2006 sales represent less than 0.04 percent of the specialty ag segment of the fertilizer market.

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

The U.S. market for deer repellents is believed to be well in excess of $50 million per year. Products currently in the market are believed to have limited effectiveness so we believe that an opportunity exists for a line of systemic products that are effective for several weeks after each application. The GOLD'n GRO Guardian is demonstrating effectiveness for periods of 8 to 12 weeks, and may be able to provide "year round" protection. We are pursuing development of this line of products as rapidly as possible.

Photochemical Recycling

We estimate that there are more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, micro-filming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). We estimate the total annual market for recycling this category of waste to be in the range of $400 to $500 million.

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

Silver

Nationally, more than 50 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal. The Silver Institute indicates that silver usage in photography declined in 2005.

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

A 3 year field trial on Valencia orange trees was carried out with oversight from a major university in southern California was completed in 2004. Three year cumulative results were analyzed and positive results were obtained. Fruit output per tree and fruit quality were both increased.

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

We continue to be offered the opportunity to explore the feasibility of recycling other non-photographic materials into fertilizer. We have concluded that certain acid waste streams generated by aerospace and electronics manufacturers may be able to be converted to a form that will fit "Beneficial Use" recycling into fertilizer in association with the processed photochemical materials.

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

However, once the spent chemistry reaches our facility and has been processed, the generator's hazardous waste liability is eliminated. Using our process, virtually all metals, including most of the iron, are removed. The end result leaves us with a non-hazardous "toxic-metal-free" liquid which is legal for use in high quality GOLD’n GRO liquid fertilizers.

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

Permits and Inspections

To the best of our knowledge, we have obtained permits from all governmental agencies having jurisdiction, such as the U.S. EPA, Nevada Department of Environmental Protection, Washoe County Health Department and the City of Reno, Nevada. We are not required to obtain federal permits, but are required to have, and have obtained, local permits for our photochemical recycling facility under the provisions of the U.S. EPA. Similar permits will be required of all facilities that we may construct. Our recycling facility is subject to frequent inspections and to regulations (including certain requirements pursuant to federal statutes) which may govern operating procedures for land, water and air pollution, among other matters. In particular, our operations are subject to the Safe Drinking Water Act, TSCA (Toxic Substances Control Act-pursuant to which the EPA has promulgated regulations concerning the disposal of PCBs), the Clean Water Act (which regulates the discharge of pollutants into surface waters and sewers by municipal, industrial and other sources) and the Clean Air Act (which regulates emissions into the air of certain potentially harmful substances). Employee safety and health standards under the Occupational Safety and Health Act are also applicable to our employees.

MINING TECHNICAL SERVICES

Services offered

Our Mining Technical Services segment offers a wide range of technical services to the mining industry, including management support, mineral project development, ore reserve and material balance reviews, expert assistance in contract dispute or litigation, and mineral economics and cost studies

Operations

The Mining Technical Services Division originally provided typical consulting services to the mining industry which required high level technical personnel, including our President, devoted to each project. To reduce our dependence on our President to generate new consulting contracts, while better utilizing our core professional staff, the division is being reconfigured to focus most of its efforts on a global Internet Information Portal – "insidemetals.com". The information portal operates 24 hours per day 7 days per week anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee.

We launched the insidemetals.com website in 2005, targeting the companies and individuals interested in the mining and precious metals industry. The website will generate revenue by charging a subscription fee for monthly access to the site. Currently, the site contains an array of information about gold mining and companies in the gold industry. We intend to add information on other mineral sectors gradually over time. A program to solicit advertising customers is being developed and is being offered to gold exploration companies. To assist with the sales development program of the website, we hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Expansion Plans

In 1999 WWI initiated a long term R&D project to replace the use of cyanide in the extraction of metals from silver/gold and gold/copper ores. The new thiosulfate leaching technology being developed under this program utilizes the same technology as our proprietary photochemical recycling process. The project, called Itronics Thiomet, may seek to establish operating joint ventures at specific mine sites to apply the thiosulfate leaching technology. This project is on hold pending further commercial development of fertilizer sales.

In 2004 a project to establish a subscription based gold industry and gold company Internet publication was begun. The web publication, called "insidemetals.com", provides the customer with gold industry and producing gold company financial, production, and ore profiles. Initially, the companies to be profiled are in the Gold Company sector, which includes gold, silver, platinum, and palladium producers. The profiled companies are publicly traded on the New York and American Stock Exchanges and on NASDAQ. The publication was launched in August 2005 and the target market includes gold company employees, governmental agencies, both domestic and foreign, and individual investors interested in the gold markets. In addition to providing subscription revenue, it is anticipated that the publication will enhance our opportunity to obtain new sources for technical consulting work. This subscription based Internet Information Portal provides an opportunity for relatively unrestricted growth by being available to a diverse global base of potential customers.

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

The refining operation consists of a material handling section, solids drying, and a melting section. The equipment arrangements are proprietary, but the main items are pumps, tanks, filtration equipment, drying ovens, and the melting furnaces.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2006 we have accrued for liabilities, including interest, of $589,508 which relate to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $432,616 (reflected in Capital Lease Obligations) plus $47,235 in additional interest (reflected in Accrued Interest) and two trade payables totaling $87,206 (reflected in Accounts Payable) plus $22,451 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have a total of ten cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of December 31, 2006, the recorded liability for these cases was $230,835. We are current in our payments under the respective settlement agreements. Subsequent to December 31, 2006, all but two of these cases were paid off.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $200,420, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

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

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2005, 2006, and through March 31, 2007.

	High Bid	Low Bid
3/31/05	$0.13	$0.05
6/30/05	$0.08	$0.05
9/30/05	$0.09	$0.06
12/31/05	$0.07	$0.04
3/31/06	$0.08	$0.04
6/30/06	$0.05	$0.02
9/30/06	$0.04	$0.01
12/31/06	$0.02	$0.01
3/31/07	$0.03	$0.01

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On March 31, 2007 the number of record holders of the Common Shares was approximately 1,048.

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

In December 2006, we issued an aggregate of 15,000,000 shares of common stock valued at $250,000 to Wallstreet Direct Inc. for corporate marketing services to be performed in 2007.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on November 1, 2006. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 21,000 shares of common stock to four of our employees in November 1, 2006. The options are exercisable at $0.15 per share and expire in three years from grant.

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

Our fertilizer is sold primarily through Western Farm Service, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. (a NYSE company). Our distribution agreement with WFS gives them exclusive rights to sell our fertilizer products in Arizona, California, Hawaii, Idaho, Oregon, and Washington, which represented 95% of our fertilizer sales in 2006 and 96% of such sales in 2005. This agreement is discussed in more detail in the Business section. Our plans to increase GOLD’n GRO fertilizer sales, including plans to expand the product line, expand to more geographical regions in the U.S., enter new market segments, and add new distributors, are also discussed in more detail in the Business section.

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

The majority of our raw material inventory is comprised of silver in photochemical solutions. The table below indicates that silver prices were relatively stable in 2001 to 2003, then rose dramatically in 2004 through 2006. We regularly compare our weighted average cost of silver per ounce to current market prices; historically we have not had impairment losses. The average London spot price of silver per ounce is shown as follows:

                 Year

Year      2001    2002    2003   2004   2005   2006

Silver   $4.36   $4.60  $4.88  $6.67   $7.32  $11.55

We also provide consulting services to the mining industry. To supplement this business line, we recently launched an internet website. Our plans with regard to the website are discussed more fully in the Growth Plan and Implementation section below.

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

Convertible Debt Derivative

The fair value of the conversion feature and the prepayment penalty are estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. This model requires management to use significant assumptions in applying the model to estimate the fair value. As the Company’s stock price is highly volatile, and the underlying debt amounts are relatively large, the valuation of the derivatives is subject to material gains and losses from period to period.

Recent Accounting Pronouncements

  In June 2005 the Derivative Implementation Group issued DIG’s B38 and B39 to specify the accounting treatment of put or call options embedded in hybrid debt instruments. Both DIG’s became effective for the first fiscal quarter beginning after December 15, 2005. These new standards require us to treat the prepayment option included in the terms of our callable secured convertible debt financing (Notes) as an embedded derivative. Under the guidance of FAS 133 and EITF 00-19, if there is more than one embedded derivative in a hybrid debt instrument, the embedded derivatives must be valued as a whole. We adopted this new standard effective for the first fiscal quarter of 2006. The estimated fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. The effect on the estimated fair value of the combined derivatives, compared to the prior year valuation method, was a reduction of $301,511 as of December 31, 2006.

In December 2006 the FASB staff issued FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" to specify the accounting treatment of contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement. Our callable secured convertible debt includes an obligation for us to file registration statements with the Securities and Exchange Commission (SEC) to register sufficient common shares for the note holders to convert the debt into common stock frames and also obligates us to have the registration statements declared effective by the SEC. This new standard requires us to evaluate the contingent future payments under the criteria of a probable loss under FAS 5. The Company will adopt this new standard effective for the first fiscal quarter of 2007 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. We are currently evaluating the impact of SFAS 157, but do not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income taxes. FIN 48specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS 155 in the first quarter of 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Comparison of the Year Ended December 31, 2006 with the Year Ended December 31, 2005.

We reported consolidated revenues of $1,884,412 for the year ended December 31, 2006, compared to $1,360,987 for the prior year, an increase of 38%. Revenues for the GOLD’n GRO Fertilizer segment increased by $550,900, or 42%. Revenues from the Mining Technical Services segment declined $27,500, or 49%. We reported a gross profit of $87,700 for the year ended December 31, 2006 compared to a gross loss of $130,000 for the year ended December 31, 2005, an improvement of $217,700. The consolidated net loss for 2006 was $3,809,900 or $0.016 per share compared to a 2005 consolidated net loss of $4,906,600 or $0.026 per share, an improvement of $1,096,700, or 22%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Year Ended December 31,
	2006	2005
Revenue
Fertilizer	$ 1,309,776	$ 1,034,515
Photochemical recycling	$ 128,033	$ 123,657
Silver	$ 418,265	$ 146,972
Total Segment Revenue	$ 1,856,074	$ 1,305,144
Gross profit (loss)	$ 95,956	$ (116,682)
Operating income (loss)	$(1,669,970)	$(2,107,863)
Net income (loss) before taxes	$(3,370,803)	$(4,389,168)

Revenues for the Photochemical Fertilizer segment totaled $1,856,100 in 2006, compared to $1,305,100 in 2005, an increase of $550,900, or 42%.

Fertilizer sales were $1,309,800 (1,746 tons) and $1,034,500 (1,749 tons) for 2006 and 2005,

respectively. This represents an increase of 27% in dollars and a nominal decline in tonnage. Our fertilizer product sales are presently grouped into three primary categories, Chelated Liquid Micro-nutrients, Chelated Liquid Multi-nutrients, and Chelated Secondary Nutrients. The Micro-nutrient category includes five products, which includes the two zinc products, GOLD’n GRO 9-0-1+7% Zn and GOLD’n GRO 9-0-2+3% Zn. These zinc products were introduced in 2001 and 2004, respectively. The Multi-nutrient category has a total of six products, which includes the GOLD’n GRO 4-0-9+6.6% S Base Liquid, which was introduced in 2003. The Secondary Nutrient category includes GOLD’n GRO 11-0-0+5% Ca which was introduced in 2006 and GOLD’n GRO 8-0-0+3% Mg which is being registered and introduced in 2007. Sales of bulk Micro-nutrients were $1,076,000 (1,259 tons) and $863,400 (1,245 tons) for 2006 and 2005, respectively, an increase of 25% in dollars and 1% in tonnage. Sales of bulk Multi-nutrients were $170,600 (479 tons) and $156,800 (504 tons) for 2006 and 2005, respectively, an increase of 9% in dollars and a decrease of 5% in tonnage. The dollar increase in bulk Multi-nutrients are primarily attributable to increased bulk sales of the GOLD’n GRO 4-0-9+6.6% Sulphur. Sales of bulk Secondary Nutrients were $10,800 (9 tons) for 2006. The increase in total sales dollars, despite nearly identical volume, was achieved by sales price increases during 2006.

Photochemical recycling revenue was $128,000 and $123,700 in 2006 and 2005, respectively, an increase of 4%. Excluding the prior year sale of a Photochemical Silver Concentrator for $42,000, photochemical recycling revenue increased 57% on increased volume of 53%. In October and November 2006 we obtained two new large scale customers. The addition of these two customers is expected to increase photochemical raw material (on an unconcentrated basis) to a level about 50% greater than the volume at the end of 2004 when our contract with Shutterfly was ended (Shutterfly supplied 65% of our 2004 photochemical raw materials).

We previously developed statistical information that more than 100 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 200 million gallons of liquid fertilizer products, or about 1 million tons, so we believe the raw material is available in the market to meet future manufacturing needs. Based on 2006 production usage, we estimate that current supplies of photochemical raw material in storage at our manufacturing plant, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs through 2007, depending on fertilizer sales volumes. We anticipate that with continuing sales growth, we will need to obtain new large scale photochemical recycling customers to meet the demand.

We are in contact with both small and large photochemical generators, and are actively marketing Photochemical Silver Concentrators. The concentrators allow us to receive the raw materials needed to manufacture our fertilizer in much smaller volume, resulting in a higher content of chemicals desirable for fertilizer manufacturing, reducing the storage problems we were facing. The Photochemical Silver Concentrators are manufactured under contract by a third party to meet the specifications of each customer. Concentrators typically sell for $20,000 to $200,000. By using a third party manufacturer to produce the Concentrators, we are outsourcing the fixed and variable costs that are associated with assembling them. Primarily, these are the facilities space needed to assemble the various parts and the specialized equipment and labor required for the assembly. Generally, we have self financed the production of Concentrators sold in the past. In the future, we anticipate that non-governmental customers will advance the funds necessary to acquire the parts and labor needed to produce the Concentrators. For our most recent governmental customer, we borrowed the funds needed to fulfill the contract from an unrelated individual. We anticipate using similar arrangements for future Concentrators sold to governmental customers.

Silver revenue was $418,300 and $147,000 for 2006 and 2005, respectively, an increase of $271,300, or 185%. Sales of all silver or silver bearing products were $399,200 (33,690 ounces) for 2006, compared to $141,700 (18,149 ounces) for 2005. This is an increase of 182% in dollars and 86% in ounces. The increase is primarily from increased sales of processed silver bullion due to progress in making adjustments to our refining process needed to accommodate changing conditions in the recycling process.

Combined cost of sales and operating expenses for the segment amounted to $3,526,000 in 2006, compared to $3,413,000 in 2005, an increase of 3%. Cost of sales increased approximately $338,300, primarily due to an increase of raw material costs of $193,700 from increased sales, $104,200 for silver inventory reserves, and $27,100 in increased payroll and related costs. The changes in revenues and cost of sales resulted in a 2006 gross profit of $96,000 compared to a gross loss of $116,700 in 2005, an improvement of $212,600. Operating costs decreased $225,300 due primarily to decreases of $211,000 in sales and marketing and $36,700 in general and administrative costs. Sales and marketing expenses decreased primarily due to reduced corporate marketing. General and administrative expenses decreased primarily due to a $35,800 reduction in stock option compensation.

A significant portion of our silver inventory is contained in byproducts from our refining process. We have developed new procedures to more cost effectively obtain this silver and initial plans were to install the necessary equipment in 2006 and recover the majority of it during 2006. The project was delayed by the necessity of installing air purification equipment in the refinery. The air purification system was substantially completed in March 2007 and plans are now underway to determine the specifications of the equipment needed to process the byproducts and obtain the silver. We estimate there will be a two stage process of equipment installation, with the first stage to be completed in the third quarter of 2007 and the second stage to be completed in the fourth quarter of 2007. In order to determine the amount of the silver contained in these materials, we developed an estimate of recoverable silver ounces. Accordingly, we recorded a recoverability reserve of $70,200 based on our estimate of recoverable silver at December 31, 2006. The portion of silver that we estimate will be recovered in 2008 was deemed to be slow moving inventory, and accordingly, we recorded a reserve of $34,000.

These changes in revenues and operating expenses resulted in a segment operating loss of $1,670,000 in 2006, compared to $2,107,900 in 2005, a decreased loss of $437,900 or 21%.

Other income (expense) decreased to a net expense of $1,700,800 for 2006, compared to a net expense of $2,281,300 in 2005, a decreased net expense of $580,500. The primary reason for the decreased expense is a reduction of the loss on derivatives of $908,500, which is related to the callable secured convertible debt financing obtained in July 2005 and subsequent dates. This decrease was partially offset by an increase in interest expense of $332,100 related to the convertible debt financing.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $3,370,800 for 2006 compared to $4,389,200 for 2005, a decreased loss of $1,018,400 or 23%.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2006	2005
Revenue	$ 28,338	$ 55,843
Gross profit (loss)	$ (8,269)	$ (13,324)
Operating income (Loss)	$(542,042)	$(507,831)
Net income (loss) before taxes	$(439,082)	$(517,444)

Mining technical services revenue totaled $28,300 for 2006 compared to $55,800 for 2005, a decrease of 49%. Included in these revenue figures are pass-through expenses of $2,500 and $4,900 for 2006 and 2005, respectively. Excluding these amounts, revenues amounted to $25,800 and $50,900 for 2006 and 2005, respectively, a decrease of 49%. The number of clients we serve and the amount of work needed by those clients varies from period to period.

On March 1, 2005 the technical services contract with Golden Phoenix Minerals, Inc.(GPXM) expired and was not renewed. Revenue from this client was $15,000 for the two months ended February 2005.

Combined cost of sales and operating expenses totaled $570,400 for 2006 compared to $563,700 for 2005, a nominal increase. Research and development expense increased $20,700. This expense is related to the development of the insidemetals.com website. The majority of this expense is an allocation of personnel costs.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding photochemical recycling segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the photochemical recycling segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the years ended December 31, 2006 and 2005 we allocated costs of approximately $206,900 and $186,100, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation and functionality of the site, as well as improving the profiled mining company information. We expect this level of spending to continue at least through the second quarter of 2007. As improvements to the site are completed and information maintenance becomes routine, we will adjust or redirect staff resources as needed. A program to solicit advertising customers is being developed and is being offered to gold exploration companies in the first quarter of 2007. We hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

The above changes in revenues and operating expenses resulted in a segment operating loss of $542,000 for 2006, compared to $507,800 for 2005, an increased operating loss of $34,200 or 7%.

Other income (expense) is a net gain of $103,000 for 2006, compared to a net expense of $9,600 in 2005, an improvement of $112,600. The improvement is due to an increased gain on sale of GPXM shares.

The changes in operating loss and other income resulted in a segment net loss before taxes of $439,100 for 2006, compared to $517,400 for 2005, a reduced loss of $78,400, or 15%.

Changes in Financial Condition; Capitalization

We had a cash overdraft of $13,800 as of December 31, 2006 compared to a cash balance of $24,300 as of December 31, 2005. Net cash used by operations was $1,698,200 in 2006 compared to $2,148,500 in 2005. Operating resources utilized to finance the 2006 loss of $3,809,900 include approximately $185,300 in expenses paid with our common stock, $147,700 in increased accounts payable, and $200,000 in deferred management salaries. Cash amounting to approximately $29,800 was invested in property and equipment in 2006, primarily for equipment in the manufacturing plant. Sales of Golden Phoenix Minerals, Inc. stock provided $229,400 in cash from investing activities. The primary financing source of cash in 2006 was $1,941,200 in proceeds from convertible debt, less $247,600 in debt issuance costs.

Total assets increased from $4,229,600 at December 31, 2005 to $4,265,500 at December 31, 2006. Current assets increased $78,000. The primary changes in current assets were increases in accounts receivable of $15,300 and $222,400 in prepaid expenses due to a $250,000 2007 corporate marketing program paid in common stock at the end of 2006. These increases were partially offset by decreases in cash of $24,300, marketable securities of $91,800 due to sale of the remaining GPXM stock during 2006, and $43,700 in inventory.

Property and equipment decreased by $66,400 due to investment in equipment totaling $161,600, which was offset by an increase in accumulated depreciation and amortization of $228,000. Other assets increased $24,300 due to an increase in deferred loan fees related to the callable secured convertible debt financing.

Total liabilities increased from $9,703,200 at December 31, 2005 to $11,695,000 at December 31, 2006, an increase of $1,991,800. Of this amount, current liabilities increased $1,876,100 and long term liabilities increased $115,700. Due to certain terms of the Notes, the loans must be accounted for as derivative liabilities and recorded at estimated fair value at each reporting date, which was $4,876,200 at December 31, 2006 and $3,621,200 at December 31, 2005. The increase in the fair value of convertible debt derivatives of $1,255,000 in 2006 was primarily due to the addition of $2 million in Notes, offset by the conversion of $1,266,400 in notes and certain changes in the assumptions used in our Black-Scholes valuation model. In addition, all outstanding non-employee warrants and options are required to be recorded as derivative liabilities at estimated fair value, which was $380,100 at December 31, 2006 and $134,200 at December 31, 2005. Current liabilities increased due to increases in accounts payable of $84,100, accrued management salaries of $200,000, interest payable to management of $73,900, current maturities of convertible notes and accrued interest of $385,500, and the Notes and outstanding warrants discussed above of $1,500,800. These increases in current liabilities were partially offset by decreases in accrued expenses of $32,300 and current maturities of capital lease obligations of $341,400.

In connection with the callable secured convertible debt discussed above, we registered 50 million shares in February 2006 and increased the authorized shares in March 2006 to 1 billion shares. We also completed a registration of 75 million shares in October 2006 and currently have a registration pending for 75 million shares.

Working Capital/Liquidity

During the year ended December 31, 2006, the working capital deficit was increased by $1,798,100 to a deficit balance of $10,139,600. The primary changes in working capital are the increase in callable secured convertible debt financing as discussed above. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. The cash shortage is primarily because fertilizer sales in 2006 and prior years did not expand to the extent anticipated, so operating losses were not reduced as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not able to function to meet the Company’s ongoing working capital needs and was allowed to expire on February 27, 2004. As a result, various private placements of stock with attached three year warrants were undertaken beginning in the fourth quarter of 2002. $-0- and $570,000 was raised from private placements during 2006 and 2005, respectively. In addition, the Company sold GPXM and other shares for net proceeds of $229,400 and $10,200 during the years ended December 31, 2006 and 2005, respectively, advances from an officer/stockholder were $-0- and $95,000 in 2006 and 2005, respectively. We obtained callable secured convertible debt financing and received proceeds of $1,807,300 net of debt issuance costs of $217,700 in 2005 and proceeds of $1,693,600 net of debt issuance costs of $247,600 in 2006. Subsequent to December 31, 2006, we received net proceeds of $990,000 in additional callable secured convertible debt financing. We anticipate these proceeds will provide for the Company’s working capital needs to May or June 2007.

We are actively working to establish a longer term financing plan that will identify capital sources for the Company’s financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

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

Changes in internal controls.

There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter or subsequent to our last evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

A. I. Directors and Executive Officers - Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/06	Position	Position Held Since

Dr. John W. Whitney	60	President/Treasurer	May 1988
		Director
Howland S. Green	53	Northeast Manager	April 2005
		of GOLD’n GRO sales
		Director
Gregory S. Skinner	52	Secretary	December 1990
Duane H. Rasmussen	76	Vice President;	November 1997
		Vice President and	May 1994
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

B. AUDIT COMMITTEE

At present the Company does not have an audit committee and consequently the entire Board serves as the audit committee. The Board presently consists of two members, none of whom are independent. The Company has interviewed several qualified individuals for the position of Audit Committee Financial Expert on the Board of Directors. All have declined to serve, with the primary reason being personal liability issues, especially the perceived view that being the "financial expert" increases the individual’s personal exposure over that of being a regular Board member.

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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2006 exceeded $100,000:

Summary Compensation Table:
			Nonqualified
Name and			Deferred
Principal	Calendar	Compensation	All Other
Position	Year	Salary	Earnings	Compensation	Total
Dr. John W. Whitney:	2006	$126,788	$28,310	$ 3,138	$158,236
President, Treasurer	2005	$125,700	$24,716	$ 3,138	$153,554
and Director (1) (2)

Duane H. Rasmussen	2006	$132,000	$21,731	-	$153,731
Vice President, VP	2005	$132,000	$18,376	-	$150,376
and General Manager
IMI (3)

(1) The 2006 and 2005 salary amounts include $74,600 and $91,400, respectively, that were not paid currently.

Dr Whitney has $611,000 in unpaid salary as of December 31, 2006, of which $260,000 is committed to be converted into 3,250,000 common shares. The shares will be issued when sufficient cash is available to pay required payroll tax withholdings. This unpaid salary has accumulated since July 2001 and interest at 12% per annum accrues on the unpaid balance. The interest rate is based on the rate accruing to investors on convertible debt private placements in effect in 2001. Interest earned was $68,080 and $59,436 for 2006 and 2005, respectively. Of the 2006 amount, $29,464 remained unpaid at December 31, 2006. The Nonqualified Deferred Compensation Earnings amounts in the above table represent accrued interest in excess of a defined interest rate using 120% of the July 2001 federal long term applicable rate.

(2) The salary amounts listed above include $1,788 and $700 for 2006 and 2005, respectively, that represent compensation paid in common stock for service as a director of the Company.

(3) The 2006 and 2005 salary amounts include $72,500 and $90,000 that were not paid currently.

Mr. Rasmussen has $484,000 in unpaid salary as of December 31, 2006, of which $168,000 is committed to be converted into 2,100,000 common shares. The shares will be issued when sufficient cash is available to pay required payroll tax withholdings. This unpaid salary has accumulated since July 2001 and interest at 12% per annum accrues on the unpaid balance. The interest rate is based on the rate accruing to investors on convertible debt private placements in effect in 2001. Interest earned was $52,260 and $44,190 for 2006 and 2005, respectively. Of the 2006 amount, $31,385 remained unpaid at December 31, 2006. An additional total of $37,430 in interest earned from July 2004 to June 2005 remains unpaid and will be paid by issuing 500,703 restricted common shares. The Nonqualified Deferred Compensation Earnings amounts in the above table represent accrued interest in excess of a defined interest rate using 120% of the July 2001 federal long term applicable rate.

Outstanding Equity Awards at Fiscal Year-End:

	Number of Securities Underlying Unexercised
	Options at	Option	Option
	12/31/06	Exercise	Expiration
Name	Exercisable	Price	Date
Dr. John W. Whitney	1,000,000	$0.25	One year after employment ends
	3,000,000	$0.30	One year after employment ends
	250,000	$0.20	October 2007
	550,000	$0.15	One year after employment ends
Total	4,800,000

Duane H. Rasmussen	425,000	$0.15	One year after employment ends

Director Compensation:
Stock
Name	Awards	Total
Dr. John W. Whitney	$ 1,788	$ 1,788
Paul H. Durckel (1)	$ 4,788	$ 4,788
Howland S. Green	$ 1,788	$ 1,788

(1) Mr. Durckel retired from the Board in November 2006 and was granted a $3,000 stock bonus at that time.

The compensation plan for all directors was $1,500 in common stock beginning with the fourth quarter of 2006 and 2,500 common shares per quarter for the quarter ending September 30, 2006 and prior quarters.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	6,322,000	$0.241	2,864,917

Total	6,322,000	$0.241	2,864,917

b) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 31, 2007, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)(3)(4)	27,596,830	8,241,250	35,838,080	9.5

(1) Director

(2) Officer

(3) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, 250,000 common shares at $0.20 per share, and 550,000 common shares at $0.15 per share. The option for 250,000 common shares is exercisable at any time until October 2007 and the other options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 3,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings and 191,250 common shares to be issued in connection with his service on the Board of Directors.

c) Security Ownership of Management.

The following table sets forth as of March 31, 2007, certain information, with respect to director and executive officer ownership of common stock in the Company:

	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)

Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)(5)	27,596,830	8,241,250	35,838,080	9.5

Howland S. Green
895 Liberty Lane
West Kingston, RI 02892	1,415,000	191,250	1,606,250	0.4

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	2,065,473	2,988,203	5,053,676	1.4

All directors and
executive officers as
a group (4 persons)	31,729,622	11,420,703	43,150,325	11.4

(1) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, 250,000 common shares at $0.20 per share, and 550,000 common shares at $0.15 per share. The option for 250,000 common shares is exercisable at any time until October 2007 and the other options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 3,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings and 191,250 common shares to be issued in connection with his service on the Board of Directors.

In April 2005 Mr. Green was granted a compensatory option to acquire 1,000,000 of the Company’s restricted common shares at $0.10 per share. The first 500,000 shares subject to the option will become exercisable when the Federal EPA accepts the registration application for the GOLD’n GRO Guardian and the second 500,000 shares subject to the option will become exercisable when the Federal EPA issues the registration for the GOLD’n GRO Guardian. The entire option is exercisable for two years after the EPA registration is received. This option is not included in the above table as it is not exercisable within 60 days. The Common Shares Which May Be Acquired Within 60 Days includes 191,250 common shares to be issued in connection with his service on the Board of Directors.

Mr. Rasmussen was granted a compensatory option to acquire 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 2,563,203 shares that are to be issued to Mr. Rasmussen when sufficient cash is available to pay payroll tax withholdings.

(2) The percent of class is based on the sum of 368,705,921 shares outstanding as of March 31, 2007 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of March 31, 2007.

(3) Director

(4) Officer

(5) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Advances from an officer/stockholder totaled $161,525 at December 31, 2006 and 2005.

$796,200 and $594,900 of the accrued management salaries as of December 31, 2006 and 2005, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $514,800 and $534,800 for 2006 and 2005, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued is 6,348,958 and 6,620,900 for 2006 and 2005, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest expense at 12% per annum on salaries due officer and employee/stockholders amounted to $143,478 and $123,345, respectively, in 2006 and 2005. Of these amounts, $-0- and $58,272 for 2006 and 2005, respectively, were paid (or will be paid) by issuance of -0- and 765,857 shares of restricted common stock.

Interest expense on related party loans amounted to $19,383 and $23,948 for the years ended December 31, 2006 and 2005, respectively. Accrued interest on related party loans and accrued salaries totaled $87,211 and $13,276 at December 31, 2006 and 2005, respectively.

In March 1999 Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM at that time. In March 1999, the Company’s Board of Directors approved a consulting project for WWI to provide technical services to GPXM; payment was to be made in common stock, and cash. WWI completed the project in early 2005. The Company owned 556,107 shares with a market value of $91,758 at December 31, 2005. Total revenue from GPXM for 2005 was $15,000. The Company sold the remaining GPXM shares in 2006 and had no other transactions with GPXM during 2006.

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

Director Independence

The Company had three directors who served on the Board during 2006. Dr. John W. Whitney is the President and Treasurer, and as such he is not independent. Howland S. Green serves as the Northeast Manager of GOLD’n GRO sales, and as such he is not independent. Paul H. Durckel served on the Board until November 14, 2006 when he retired. Mr. Durckel had no other affiliation with the Company other than as director and consequently, he was independent.

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

I. Index of Financial Statements and Exhibits

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Itronics, Inc.

We have audited the accompanying consolidated balance sheets of Itronics, Inc. and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and 2005, and the results of its consolidated operations and cash flows for each of the years in the two year period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2006, the Company has an accumulated deficit of $31,661,456, a negative working capital of $10,139,616, and a stockholders’ deficit balance of $7,429,505, and is in default on various leases and loans. The Company’s ability to continue as a going concern is contingent upon (a) future profitable operations and (b) the ability to generate sufficient cash to meet obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans regarding this matter are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California

April 11, 2007

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
CURRENT ASSETS
Cash	$ -	$ 24,260
Accounts receivable, less allowance for
doubtful accounts, 2006, $4,600; 2005, $7,600	36,493	21,164
Marketable securities, available for sale	-	91,758
Inventories	548,399	592,098
Prepaid expenses	316,872	94,447
Total Current Assets	901,764	823,727

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,167,315	1,167,315
Design and construction in progress,
manufacturing facility	234,347	153,896
Equipment and furniture	2,543,682	2,302,984
Vehicles	200,557
200,557

Equipment under capital lease-equipment and furniture	692,438	851,952
Equipment under capital lease-vehicles	21,741	21,741
	5,075,080	4,913,445
Less: Accumulated depreciation and amortization	2,131,542	1,903,525
Total Property and Equipment	2,943,538	3,009,920

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2006,
$328,120; 2005, $210,357	335,629	311,362
Deposits	8,108	8,108
Total Other Assets	420,237	395,970
	$4,265,539	$4,229,617

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2006	2005
CURRENT LIABILITIES
Bank overdraft	$ 13,834	$ -
Accounts payable	521,188	437,113
Accrued management salaries	799,948	599,900
Accrued expenses	206,830	239,130
Insurance contracts payable	12,597	13,738
Interest payable to officer/stockholders	87,211	13,276
Interest payable, long-term debt and lease obligations	202,366	197,708
Current maturities of long-term debt	45,065	57,414
Current maturities of capital lease obligations	389,032	730,403
Advances from stockholder	161,525	161,525
Current maturities of capital lease due stockholder	3,333	5,858
Current maturities of convertible notes and accrued interest	3,304,027	2,918,559
Convertible debt derivatives	4,876,175	3,621,220
Warrant and option liability	380,083	134,212
Other	38,166	35,234
Total Current Liabilities	11,041,380	9,165,290

LONG-TERM LIABILITIES
Long-term debt, less current maturities	504,131	534,607
Capital lease obligations, less current maturities	149,533	-
Capital lease due stockholder, less current maturities	-	3,319
Total Long-Term Liabilities	653,664	537,926
Commitments and Contingencies	-	-
Total Liabilities	11,695,044	9,703,216

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2006, 0 shares; 2005, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and
outstanding 2006, 337,581,957; 2005, 197,148,179	337,582	197,148
Additional paid-in capital	23,305,788	21,646,307
Accumulated deficit	(31,661,456)	(27,851,571)
Common stock to be issued	583,868	573,993
Accumulated other comprehensive income	-	(39,889)
Common stock options outstanding, net	4,713	413
Total Stockholders’ Equity (Deficit)	(7,429,505)	(5,473,599)
	$ 4,265,539	$ 4,229,617

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES
Photochemical fertilizer	$1,856,074	$1,305,144
Mining technical services	28,338	55,843
Total Revenues	1,884,412	1,360,987

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	1,760,118	1,421,826
Mining technical services	36,607	69,167
Total Cost of Revenues	1,796,725	1,490,993

Gross Profit (Loss) (exclusive of
depreciation and amortization shown
separately below)	87,687	(130,006)

OPERATING EXPENSES
Depreciation and amortization	228,017	249,125
Research and development	293,934	258,711
Sales and marketing	725,165	939,720
Delivery and warehousing	108,116	85,963
General and administrative	944,467	952,169
Total Operating Expenses	2,299,699	2,485,688
Operating Loss	(2,212,012)	(2,615,694)

OTHER INCOME (EXPENSE)
Interest	(1,189,101)	(857,035)
Loss on derivative instruments	(541,474)	(1,450,011)
Gain (loss) on sale of investments	97,728	(10,116)
Other	34,974	26,244
Total Other Income (Expense)	(1,597,873)	(2,290,918)

(Loss) before provision for income tax	(3,809,885)	(4,906,612)
Provision for income tax	-	-
Net Loss	(3,809,885)	(4,906,612)

Other comprehensive income
Unrealized gains (losses) on securities	39,889	(30,321)
Comprehensive Loss	$(3,769,996)	$(4,936,933)

Weighted average number of shares outstanding,
basic and diluted	235,294,220	190,031,634

Loss per share, basic and diluted	$(0.016)	$(0.026)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2004	164,864	$164,864	$19,438,213	$(22,944,959)	$786,426	$ (9,568)	$754	$(2,564,270)
Issue of common stock:
For cash	12,050	12,050	590,450		(32,500)	-	-	570,000
For services	6,003	6,003	406,323		(9,933)	-	-	402,393
For debt conversion	12,893	12,893	1,114,209		(170,000)	-	-	957,102
For asset acquisition	1,338	1,338	97,112		-	-	-	98,450
Net (loss) for the year
ended Dec. 31, 2005	-	-	-	(4,906,612)	-	-	-	(4,906,612)
Other comprehensive
income for the year
ended Dec. 31, 2005	-	-	-	-	-	(30,321)	-	(30,321)
Common stock options
outstanding	-	-	-	-	-	-	(341)	(341)

Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$ 413	$(5,473,599)
Issue of common stock
For cash	100	100	7,400	-	-	-	-	7,500
For services	24,350	24,350	412,703	-	(3,725)	-	-	433,328
For debt conversion	108,723	108,723	1,114,839	-	13,600	-	-	1,237,162
For asset acquisition	7,261	7,261	124,539	-	-	-	-	131,800
Net (loss) for the year
ended Dec. 31, 2006	-	-	-	(3,809,885)	-	-	-	(3,809,885)
Other comprehensive
income for the year
ended Dec. 31, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	4,300	4,300

Balance, Dec. 31, 2006	337,582	$337,582	$23,305,788	$(31,661,456)	$583,868	$ -	$ 4,713	$(7,429,505)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005
	2006	2005
Cash flows from operating activities
Net loss	$(3,809,885)	$(4,906,612)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	498,947	306,148
Interest on convertible notes	581,889	410,593
Loss on change in derivative instruments	541,474	1,450,011
Inventory reserve	104,161	-
Marketable securities received for services	-	(116,193)
(Gain) loss on sale of marketable securities	(97,728)	10,116
Addition of silver in solution inventory by
offsetting photochemical processing fees	(198,841)	(25,005)
Gain on debt forgiveness	(34,833)	(24,832)
Other	52	4,713
Stock option compensation	4,300	43,379
Expenses paid with issuance of common stock:
Interest expense	7,483	58,272
Consulting expenses	27,840	282,145
Director fees	3,976	1,850
Salaries	145,992	143,673
Expenses paid with issuance of debt	-	30,063
(Increase) decrease in:
Trade accounts receivable	(15,381)	161,528
Inventories	138,379	4,611
Prepaid expenses, deposits and other	8,112	2,061
Increase (decrease) in:
Accounts payable	147,740	(109,608)
Accrued management salaries	200,048	210,773
Accrued expenses and contracts payable	48,084	(86,144)
Net cash used by operating activities	(1,698,191)	(2,148,458)

Cash flows from investing activities:
Acquisition of property and equipment	(29,835)	(97,962)
Sale of investments	229,374	10,177
Sale of equipment	-	1,400
Net cash provided (used) by investing activities	199,539	(86,385)

Cash flows from financing activities:
Proceeds from sale of stock	7,500	570,000
Proceeds from officer/stockholder advances	10,212	95,000
Proceeds from debt	1,941,167	2,024,950
Debt issuance costs	(247,602)	(217,690)
Account receivable factoring, net	-	(51,229)
Payments on debt	(250,719)	(167,108)
Net cash provided by financing activities	1,460,558	2,253,923

Net increase (decrease) in cash	(38,094)	19,080
Cash, beginning of year	24,260	5,180
Cash (overdraft), end of year	$ (13,834)	$ 24,260

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

(continued)

	2006	2005
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$232,706	$ 254,635
Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock:
Accounts payable	-	11,845
Convertible notes and accrued interest	1,237,162	867,101
Short-term debt and accrued interest due an
officer/stockholder	-	90,000
Acquisition of assets by issuance of common stock:
Equipment	131,800	26,950
GOLD’n GRO Guardian product rights	-	71,500
Warrants issued for debt issuance costs	17,595	12,042
Amounts withheld from proceeds of debt, unrelated:
Prepaid interest	-	90,000
Deferred loan costs	30,000	90,000
Key man life insurance	-	20,000
Short term debt and accrued interest	-	143,800
Accounts payable	28,833	-

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 1 - Summary of Significant Accounting Policies:

Company's Activities:

Itronics Inc., through its subsidiaries, (the Company) is involved in photochemical recycling and related silver recovery, liquid fertilizer manufacturing, and mining technical services.

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

Principles of Consolidation:

The consolidated financial statements include the accounts of

Itronics Inc. and its subsidiaries:

	2006	2005
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	82.53	82.53
American Gold & Silver (A Limited Partnership)	47.77	47.77

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

DECEMBER 31, 2006 AND 2005

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

The Company provides consulting services to various entities in the mining industry. Revenue is recognized as services are delivered. When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of revenues for the years ended December 31, 2006 and 2005 were $2,547 and $4,946, respectively. In addition, the Company periodically receives property or other payments on behalf of its clients and disburses the funds to a designated third party. When the Company has little or no risk of loss in the process, such payments are netted and not included in gross revenues or cost of revenues. Such payments amounted to $-0- and $94,592 for the years ended December 31, 2006 and 2005, respectively.

The Company bills its customers for its approximate costs for delivering merchandise sold to the customer. Such amounts are included in revenues. The related shipping costs are included in Delivery and Warehousing expenses in the Operating Expense section of the Consolidated Statements of Operations. Such costs were $108,116 and $85,963 for the years ended December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents:

At present, cash includes only deposits in checking and money market accounts and does not include any cash equivalents.

Accounts Receivable Allowance Account:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The Company uses the allowance method to account for uncollectible accounts receivable.

Marketable Securities:

The Company maintained as of December 31, 2005 investments in marketable securities, received as payment from one technical services customer. All of these equity securities were available for sale and were recorded at fair value. The change in fair value is recorded as an unrealized gain or loss in other comprehensive income. Upon sale of the security, the company recognizes a realized gain or loss, based on specific identification of security sold. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. All of such securities were sold during 2006.

Inventories:

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method and consists primarily of silver bearing materials, raw materials and fertilizer. Because a large part of our inventory is silver and the market price of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying value, we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations. The raw material and work in progress balances below include $405,631 and $374,042 in silver bearing unprocessed photochemicals or partially processed materials as of December 31, 2006 and 2005, respectively. The Company also evaluates the recoverability of silver contained in the various raw materials and refining byproducts and estimates how long it will take to recover the estimated silver ounces contained in the materials. In 2006, the Company recorded a recoverability reserve of $70,199 and a slow moving reserve of $33,962. The $104,161 reserve expense is included in Cost of Revenues in the Consolidated Statement of Operations.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2006 and 2005:

	2006	2005
Finished goods	$ 19,275	$ 53,274
Work in progress	340,594	282,373
Raw materials	292,691	256,451
	652,560	592,098
Less: Silver recoverability
and slow moving reserves	104,161	-
Net Inventory	$548,399	$592,098

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Accounts Receivable and Inventory Factoring:

The Company factors some of its receivables and inventory with unrelated third parties. A liability is recorded when cash is received; interest is recorded over the period the liability is outstanding. The liability and accrued interest is repaid within a day or two of when the Company is paid by the customer. Interest rates range from 2 to 3% per month, or 24 to 36% annually. Additionally, while the Company does not have any formal limits on the amounts it can factor, typically no more than $120,000 in assets is factored at any given time. As of December 31, 2006 and 2005 all factoring arrangements were paid in full.

Property and Equipment:

Property and equipment are stated at cost. Costs associated with creating website content and graphics are capitalized under EITF 00-2, "Accounting for Web Site Development Costs." Depreciation is computed by accelerated and straight-line methods. Depreciation expense was $182,001 and $187,658 for the years ended December 31, 2006 and 2005, respectively. Capital lease equipment is amortized using accelerated and straight-line methods. Amortization expense on capital lease equipment was $46,016 and $61,283 for the years ended December 31, 2006 and 2005, respectively. Accumulated amortization on capital lease equipment is $439,103 and $439,977 at December 31, 2006 and 2005, respectively. Property and equipment is depreciated or amortized over the following periods. Capitalized interest on major capital projects was $28,656 and $-0- in 2006 and 2005, respectively.

Building and improvements	20 - 40 years
Equipment and furniture	3 - 20 years
Vehicles	5 years
Equipment under capital lease-equipment and furniture	5 - 20 years
Equipment under capital lease-vehicles	5 years

Repairs and maintenance, including website maintenance and administration, are charged to operations as incurred.

Intangible Assets:

Intangible assets are amortized as follows:

	METHOD	YEARS
Patents	Straight Line	17
Deferred loan fees	Effective Interest	3-15

Estimated aggregate amortization expense for the succeeding five years is:

2007	$144,401
2008	132,318
2009	38,029
2010	3,255
2011	3,255

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Convertible Debt Derivatives:

The Company has obtained callable secured convertible debt financing (Notes) in 2006 and 2005. The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes in accordance with SFAS 133, Accounting for Derivative Instruments, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and DIG’s B38 and B39, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor, respectively, which require the beneficial conversion features and the prepayment penalties to be treated as embedded derivatives and recorded as a liability based on their relative estimated fair values. In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. The fair value of the conversion feature and the prepayment penalty are estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the derivative instruments to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). These derivatives are more fully discussed in Note 4 below.

Research and Development:

Wages, benefits, rent, and other costs, including costs to plan and populate databases and content on our web site development costs are expensed as incurred as research and development in accordance with SFAS 2 Accounting for Research and Development Costs, and EITF 00-2 Accounting for Web Site Development Costs.

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $143,760 and $118,217 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes:

The Company has accounted for income taxes to conform to the requirements of Statements of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. Under the provisions of SFAS 109, an entity recognizes deferred

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2006 and 2005.

	2006	2005
Net Loss	$(3,809,885)	$(4,906,612)
Less: Preferred stock dividends	-	-
Basic EPS loss available to
common stockholders	$(3,809,885)	$(4,906,612)

Weighted average number of shares outstanding	235,294,220	190,031,634
Common equivalent shares	-	-
	235,294,220	190,031,634
Per share amount	$(0.016)	$(0.026)

Warrants, options, and shares to be issued, totaling 661,931,877 and 175,399,421 shares as of December 31, 2006 and 2005, respectively, would dilute

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

Stock Based Compensation:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the year ended December 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our evaluation of our present employees with unvested options, we estimated no forfeitures.

Total estimated share-based compensation expense recognized under SFAS 123R for the year ended December 31, 2006 was $4,300 and is included in general and administrative expenses.

Through 2005, we accounted for share-based awards to employees using the intrinsic value method in accordance with APB 25 and related interpretations and provided the required pro forma disclosures of SFAS 123. Pro forma adjustments to our consolidated net loss and loss per share for the year ended December 31, 2005 were as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

2005
Net Loss:
As reported	$(4,906,612)
Option compensation expense
As reported	43,379
At fair value	(49,212)
Pro forma Net Loss	$(4,912,445)
Loss per share, basic and diluted
As reported	$(0.026)
Pro forma Loss per share, basic and diluted	$(0.026)

The pro forma amounts were estimated for each quarter using the Black-Scholes option pricing model with the following assumptions for 2006 and 2005:

	2006	2005
Dividend yield	0%	0%
Risk-free interest rate	4.50% to 4.875%	3.75% to 4.375%
Expected life	3-10 years	3-10 years
Expected volatility	82.09% to 102.27%	39.0% to 83.07%
Weighted average exercise
price granted during year	$0.185	$0.103

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

DECEMBER 31, 2006 AND 2005

Contingencies:

From time to time, the Company may become party to claims against it. Management evaluates these claims as they arise as probable, reasonably possible and remote. A liability is recorded when management estimates a loss is probable. Potential costs that arise are disclosed when management believes a loss is reasonably possible and that amount can be estimated.

Recent Accounting Pronouncements

  In June 2005 the Derivative Implementation Group issued DIG’s B38 and B39 to specify the accounting treatment of put or call options embedded in hybrid debt instruments. Both DIG’s became effective for the first fiscal quarter beginning after December 15, 2005. These new standards require us to treat the prepayment option included in the terms of our callable secured convertible debt financing (Notes) as an embedded derivative. Under the guidance of FAS 133 and EITF 00-19, if there is more than one embedded derivative in a hybrid debt instrument, the embedded derivatives must be valued as a whole. We adopted this new standard effective for the first fiscal quarter of 2006. The estimated fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on certain probabilities that the debt would be converted and paid off prior to maturity at specified dates.

In December 2006 the FASB staff issued FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" to specify the accounting treatment of contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement. Our callable secured convertible debt includes an obligation for us to file registration statements with the Securities and Exchange Commission (SEC) to register sufficient common shares for the note holders to convert the debt into common stock frames and also obligates us to have the registration statements declared effective by the SEC. This new standard requires us to evaluate the contingent future payments under the criteria of a probable loss under FAS 5. The Company will adopt this new standard effective for the first fiscal quarter of 2007 and it has not yet determined what impact this standard will have on its financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 with earlier adoption permitted. The Company is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"), which is a change in accounting for income

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of FIN 48 to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company will adopt SFAS 155 in the first quarter of 2007. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 - Reclassification:

The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2006 and 2005 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

	DECEMBER 31,
	2006	2005
Notes due to unrelated parties:
Notes payable secured by vehicles due at varying dates
through 2006. The monthly payments total $1,345,
including interest at 10.5% to 11.0% per annum.	$ -	$ 5,599

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	445,653	469,789

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	14,589	14,589

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest at 6% percent per annum.	88,954	92,044

Unsecured note payable due in 2006. Monthly payment is
$3,000, including interest at 12% per annum.	-	10,000

Less current portion due within one year	(45,065)	(57,414)
Total long-term liabilities due to unrelated parties	$ 504,131	$ 534,607

	DECEMBER 31,
	2006	2005

Convertible Promissory Notes:

Three year convertible promissory notes due at
varying dates through February 2006, including
interest at 9% to 12% per annum. The notes and
accrued interest are convertible into the
Company’s restricted common stock at prices
ranging from $0.10 to $1.18 per share at the
election of the note holders.	$ 1,637,000	$ 1,617,000
Accrued interest on convertible promissory notes	1,667,027	1,301,559
Less current portion due within one year	(3,304,027)	(2,918,559)
Total Long Term Convertible Promissory Notes
and Accrued Interest	$ -	$ -

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Callable Secured Convertible Promissory Notes:	DECEMBER 31,
	2006	2005
Callable secured convertible promissory notes
(more fully described in Note 4)	$2,983,616	$2,250,000
Less portion included in convertible
debt derivatives	(2,983,616)	(2,250,000)
Long term portion of callable secured
convertible promissory notes	$ -	$ -

	DECEMBER 31,
	2006	2005
Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$161,525	$161,525

Long-term debt matures as follows:			CALLABLE
			SECURED
	UNRELATED	CONVERTIBLE	CONVERTIBLE
YEAR	PARTIES	NOTES	NOTES	STOCKHOLDERS
2007	$ 45,065	$3,304,027	$ -	$ 161,525
2008	34,125	-	983,616	-
2009	38,223	-	2,000,000	-
2010	42,828	-	-	-
2011	48,001	-	-	-
2012-2023	340,954	-	-	-
	$549,196	$3,304,027	$2,983,616	$161,525

A financing contract on equipment, with a balance of $14,589, is in default and is included in current liabilities. The lender has referred the loan to an attorney, but no further action has been taken.

All of the convertible notes and accrued interest, totaling $3,304,027, are in default. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken by the note holders.

NOTE 4 – Callable Secured Convertible Debt

In July and August 2005, the Company arranged callable secured convertible debt (Notes) totaling $2,250,000, bearing interest at 8%, with 3,000,000 five year $0.15 warrants. The Notes were accompanied by a Registration Rights Agreement. During 2005, the Company received $1,807,260, net of debt issuance costs of $217,690, and issued 2,076,923 warrants. In January and February 2006 the Company issued $1,000,000 in callable secured convertible debt ($982,500 net of financing costs) and issued 1,423,078 five year warrants exercisable at $0.15 per share.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In July and November 2006 the Company arranged additional financings in the amount of $500,000 each from the same investor group. The Company received $958,667 ($1,000,000 net of financing costs) and issued 20,000,000 seven year warrants at an exercise price of $0.05 per share and 20,000,000 seven year warrants at an exercise price of $0.04 per share.

The Notes are convertible into common shares at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. Additionally, the Notes are secured by substantially all of the Company’s assets. The Notes are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. As of December 31, 2006 and 2005 the Notes were convertible into 586,181,548 and 112,593,828 common shares, respectively, and the conversion and prepayment features had estimated fair values of $4,876,175 and $3,621,220, respectively. The fair value of the conversion feature and the prepayment penalty were estimated using the Black-Scholes option pricing model and taking a weighted average value based on certain probabilities that the debt would be converted and paid off prior to maturity at specified dates. The estimated fair value of the conversion features and prepayment penalties exceeded the carrying value of the Notes; therefore, the excess was recorded as a loss on derivative instruments in the Consolidated Statements of Operations.

In addition, all non-employee warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. At December 31, 2006 and 2005 non-employee warrants and options to acquire a total of 58,599,501 and 49,542,810 common shares, respectively, were outstanding and had estimated fair values of $380,083 and $134,212, respectively.

Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning May 2007, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 87% to 109% for December 31, 2006 and 78% to 100% for December 31, 2005, and using risk free interest rates ranging from 4.625% 4.75% for December 31, 2006 and 4.25% to 4.375% for December 31, 2005.

The fair value of the beneficial conversion option, prepayment penalties, warrants and options will be estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

In 2005, the Company entered into a Registration Rights Agreement with the Noteholders that required the Company to use its best efforts to file a registration statement within 120 days of funding. The Agreement required the Company to increase the authorized shares by October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares timely and 3% per month for failing to increase the authorized shares. The Company registered 50 million shares in February 2006 and increased the authorized shares in March 2006. Because it used its best efforts, the Company did not incur penalties which would have totaled $90,000 and $135,000 through December 31, 2005. The Company entered into similar Registration Rights Agreements in connection with the two 2006 financings. The Company completed a registration of 75 million shares in October 2006 and currently has a registration pending for 75 million shares. The Company believes it is in compliance with the terms of the various Registration Rights Agreements as of December 31, 2006.

During the period of February 15, 2006 to December 31, 2006, the Investors converted a total of $1,266,384 of the Notes into 111,222,642 common shares. Subsequent to December 31, 2006, the Investors converted a total of $108,807 into 19,103,320 common shares.

NOTE 5 - Major Customers:

Fertilizer sales for the years ended December 31, 2006 and 2005 include $1,239,354 and $997,611, respectively, to one major customer, which represents 95% and 96%, respectively, of fertilizer sales for the years ended December 31, 2006 and 2005. These sales represented 67% and 76% of total GOLD’n GRO Fertilizer segment sales for the years ended December 31, 2006 and 2005, respectively. Receivables from this major customer as of December 31, 2006 and 2005 amounted to $19,442 and $-0-, which represented 52% of GOLD’n GRO fertilizer accounts receivable at December 31, 2006.

Silver sales for 2006 include $258,089, or 62% of silver sales and 14% of the GOLD’n GRO Fertilizer segment sales, to one major customer in the precious metals refining industry. Receivables from this major customer as of December 31, 2006 amounted to $11,387, which represented 32% of GOLD’n GRO fertilizer accounts receivable at December 31, 2006.

Technical services revenues for the years ended December 31, 2006 and 2005 were spread among several customers with relatively small amounts. Revenue from the largest single customer was $19,082 and $15,000 for 2006 and 2005, respectively. The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of revenues may change from year to year.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 6 - Income Taxes:

The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

	2006		2005
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME

Federal tax at statutory rate	$-	- %	$-	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %
Total Income Tax Expense	$-	0.0%	$-	0.0%

The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2007	188,146
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,947,351
2022	2,496,744
2023	2,286,436
2024	2,337,832
2025	2,841,914
2026	2,536,124
$21,308,598

The Company's total deferred tax assets and related valuation allowances at December 31, 2006 and 2005 are as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

	2006	2005

Total deferred tax assets	$7,650,008	$ 6,865,693
Less valuation allowance	(7,650,008)	(6,865,693)
Net deferred tax asset	$ -	$ -

The estimated deferred tax assets and the related 100% valuation allowance increased $784,315 between 2005 and 2006.

NOTE 7 - Stock Option and Purchase Plans:

The following table summarizes warrant and option activity for the period January 1, 2005 through December 31, 2006:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2004	20,596,809	25,301,659	5,995,000	51,893,468
Granted	10,943,077	118,189,457	165,000	129,297,534
Exercised	(1,200,000)	(8,667,737)	-	(9,867,737)
Expired	(3,026,626)	-	(52,000)	(3,078,626)
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	41,496,924	584,810,362	226,000	626,533,286
Exercised	(100,000)	(111,222,642)	-	(111,322,642)
Expired	(10,110,683)	(22,229,551)	(12,000)	(32,352,234)
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049

The average price for all warrants and options granted and exercised was $0.0146 for the year ended December 31, 2006 and $0.0334 for the year ended December 31, 2005.

The following table summarizes warrants and options outstanding as of December 31, 2006:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
November 2013
	20,000,000	$0.040
July 2013
	20,000,000	0.050
March 2007 to May 2009
	3,000,000	0.100
January to June 2008
	5,725,000	0.150
July 2010 to February 2011
	3,740,001	0.150
December 2007
	1,850,000	0.225
February 2007
	360,000	0.238
January to February 2007
	1,437,500	0.240
January to February 2007
	935,000	0.300
February to May 2007
	1,552,000	0.375
Total Warrants	58,599,501		$ 0.089

			Weighted
			Average
	No. of	Exercise	Exercise
Convertible Debt Options:	Shares	Price	Price
August 2008 to November 2009	586,181,548	$0.0054	$0.0054

Employee Options:
August 2007 to February 2016	380,000	$0.0150
One year after employment ends	1,600,000	0.150
October 2007	250,000	0.200
January 2015 to August 2016	75,000	0.200
One year after employment ends	1,000,000	0.250
One year after employment ends	3,000,000	0.300
October 2012 to October 2013	17,000	0.500
Total Employee Options
	6,322,000		$0.241
Total Warrants and Options
	651,103,049		$ 0.015

The 586,181,548 convertible debt options listed above are related to the Notes discussed in Note 4. This debt is convertible into common stock at 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the market price of the Company’s stock.

The 22,229,551 in expired convertible debt options listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 3 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

NOTE 8 – Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2006		2005
	Amount	Shares	Amount	Shares

Payment of salaries (see Note 11)	$529,725	7,620,625	$536,188	6,646,579
Payment of director fees	3,113	207,500	375	7,500
Payment of interest, employees	37,430	500,703	37,430	500,703
Payment of debt conversion	13,600	2,500,000	-	-
	$583,868	10,828,828	$573,993	7,154,782

NOTE 9 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2006	2005

Accrued vacation	$91,615	$89,025
Federal and state payroll taxes	19,699	25,030
Sales tax	516	5,075
Audit and annual meeting costs	95,000	120,000
	$206,830	$239,130

NOTE 10 – Other Comprehensive Income

The Company held marketable securities that were available for sale, which consisted solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had an Accumulated Unrealized Holding Loss of $-0- and $39,889 at December 31, 2006 and 2005, respectively. The Company realized no gross losses and gross gains of $97,728 on gross proceeds of $229,374 during the twelve months ended December 31, 2006, and no gains were reclassified out of accumulated other comprehensive income into earnings. The Company realized no gross gains and gross losses of $10,116 on gross proceeds of $10,177 during the twelve months ended December 31, 2005, and no gains were reclassified out of accumulated other comprehensive income into earnings. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment represents unrealized holding gains and losses transferred into earnings as securities are sold. The Company held no marketable securities as of December 31, 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2006	2005

Unrealized holding gains (losses)
arising during the period	$ -	$(38,290)
Reclassification adjustment	39,889	7,969
Other Comprehensive Income	$39,889	$(30,321)

NOTE 11 - Related Party Transactions:

Promissory notes are held by an officer/stockholder at December 31, 2006 and 2005 (see Note 3 for terms).

$796,200 and $594,900 of the accrued management salaries as of December 31, 2006 and 2005, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $514,800 and $534,800 for 2006 and 2005, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock. The number of shares to be issued is 6,348,958 and 6,620,900 for 2006 and 2005, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest expense at 12% per annum on salaries due officer and employee/stockholders amounted to $143,478 and $123,345, respectively, in 2006 and 2005. Of these amounts, $-0- and $58,272 for 2006 and 2005, respectively, were paid (or will be paid) by issuance of -0- and 765,857 shares of restricted common stock.

Interest expense on related party loans amounted to $19,383 and $23,948 for the years ended December 31, 2006 and 2005, respectively. Accrued interest on related party loans and accrued salaries totaled $87,211 and $13,276 at December 31, 2006 and 2005, respectively.

In March 1999 Dr. Whitney personally agreed to acquire up to 10,000,000 common shares of GPXM at $0.10 per share, making him beneficial owner of more than ten percent of GPXM at that time. In March 1999, the Company’s Board of Directors approved a consulting project for WWI to provide technical services to GPXM; payment was to be made in common stock, and cash. WWI completed the project in early 2005. The Company owned 556,107 shares with a market value of $91,758 at December 31, 2005. Total revenue from GPXM for 2005 was $15,000. The Company sold the remaining GPXM shares in 2006 and had no other transactions with GPXM during 2006.

During 2003, WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

monthly payments to the commercial lender and will acquire ownership of the vehicle when the loan is paid in full.

For related party transactions subsequent to December 31, 2006, see Note 17.

NOTE 12 - Lease Commitments and Rent Expense:

0perating Leases:

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2007. Monthly payments are $5,222.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,050.

Future minimum rental commitments at December 31, 2006, under these operating lease agreements are due as follows:

2007	$31,332
2008	-
$31,332

Total rent expense included in the statements of operations for the years ended December 31, 2006 and 2005 is $74,370 and $89,220, respectively.

Capital Leases:

Prior to 2004 the Company had entered into numerous equipment leases, primarily for equipment at the manufacturing facility. The leases were generally for five years, had initial interest rates ranging from 6.7% to 26.3%, with the majority being in the 18% to 21% range, and generally had $1 buyout options at the end of the lease terms. Substantially all of these leases have been renegotiated or been subject to litigation, as discussed in Note 16, such that the original payments terms are no longer applicable. The renegotiated leases now carry interest rates ranging from 6% to 9.25%.

All of the above described leases are secured by the equipment acquired or financed under the lease.

Future minimum lease commitments at December 31, 2006 are due as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

	Unrelated	Related
	Parties	Party
2007	$ 538,386	$3,451
2008	54,000	-
2009	54,000	-
2010	32,625	-
2011	27,000	-
2012	9,000	-
	715,011	3,451
Less: amounts representing interest	(176,446)	(118)
	$ 538,565	$3,333

NOTE 13 - Business Segments:

The Company and its subsidiaries operate two business segments as identified in Note 1. The following defines business segment activities:

GOLD’n GRO Fertilizer:                          Photochemical recycling,

                                               Silver recovery, GOLD’n GRO

                                               Fertilizer production and

                                               Sales

Mining Technical Services:                      Mining industry services

The GOLD’n GRO fertilizer segment operates principally in Northern Nevada and California. The primary source of revenue for this segment is from the pick-up and processing of photochemicals, recovery of silver therefrom, and sales of GOLD’n GRO fertilizer products. The customer base is diverse and includes organizations in the photo-processing, printing, x-ray and medical fields. Fertilizer sales are concentrated in the same geographic markets and the customer base is principally in commercial markets, including specialty agriculture which includes vegetables, fruit and nut trees, and wine and table grapes, golf courses, and turf farms.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

allocation percentages are reviewed annually and are adjusted based on expected business conditions for the year.

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

	2006	2005
Revenues
GOLD’n GRO Fertilizer	$1,856,074	$1,305,144
Mining Technical Services	28,338	55,843
Consolidated Revenues	$1,884,412	$1,360,987

Cost of Revenues
GOLD’n GRO Fertilizer	$1,760,118	$1,421,826
Mining Technical Services	36,607	69,167
Consolidated Cost of Revenues	$1,796,725	$1,490,993

Gross Profit (Loss)
GOLD’n GRO Fertilizer	$95,956	$(116,682)
Mining Technical Services	(8,269)	(13,324)
Consolidated Gross Profit (Loss)	$87,687	$(130,006)

Operating Income (Loss)
GOLD’n GRO Fertilizer	$(1,669,970)	$(2,107,863)
Mining Technical Services	(542,042)	(507,831)
Consolidated Operating Income (Loss)	$(2,212,012)	$(2,615,694)

Other Income (Expense)
GOLD’n GRO Fertilizer	$(1,700,833)	$(2,281,305)
Mining Technical Services	102,960	(9,613)
Consolidated Other Income (Expense)	$(1,597,873)	$(2,290,918)

Net Income (Loss)
GOLD’n GRO Fertilizer	$(3,370,803)	$(4,389,168)
Mining Technical Services	(439,082)	(517,444)
Consolidated Net Income (Loss) before taxes	$(3,809,885)	$(4,906,612)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Other segment information:	2006	2005
Capital expenditures by business segment:
GOLD’n GRO Fertilizer	$159,383	$185,212
Mining Technical Services	2,252	11,200
Consolidated Capital Expenditures	$161,635	$196,412

Depreciation and amortization expense by business segment:
GOLD’n GRO Fertilizer
Depreciation	$177,754	$178,403
Amortization	41,370	54,884
	219,124	233,287
Mining Technical Services
Depreciation	4,247	9,255
Amortization	4,646	6,583
	8,893	15,838
Consolidated Depreciation and Amortization	$228,017	$249,125

General and administrative expenses of $293,191 and $190,906 incurred by Itronics Inc. were equally divided between the two segments for 2006 and 2005, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2006		2005
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$ -	$ -	$ 19,007	$1,382
Accounts receivable, net	35,102	1,391	5,999	15,165
Marketable securities	-	-	-	91,758
Inventories	548,399	-	590,272	1,826
Prepaid expenses	55,061	2,913	44,042	1,954
	638,562	4,304	659,320	112,085
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	961,473	-	993,914	-
Construction in progress,
manufacturing facility	234,347	-	153,896	-
Equipment and furniture	1,232,796	14,455	1,171,760	18,285
Vehicles	10,391	-	23,349	-
Equipment under capital lease- equipment and furniture	203,044	65,509	349,968	72,877
Equipment under capital lease- Vehicles	-	6,523	-	10,871
	2,857,051	86,487	2,907,887	102,033

Other Assets, net
Intangibles	76,500		76,500	-
Inter-company investments/loans	-	-	-	346,252
Deposits	4,427	3,483	4,427	3,483
Deferred loan fees	30,646	-	33,901	-
	111,573	3,483	114,828	349,735
	$3,607,186	$94,274	$3,682,035	$563,853

Reconciliation of segment assets to consolidated assets:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

	2006	2005

Total Assets:
GOLD’n GRO Fertilizer	$3,607,186	$3,682,035
Mining Technical Services	94,274	563,853
Total Segment Assets	3,701,460	4,245,888
Itronics Inc. assets	27,028,313	25,175,867
Less: inter-company elimination	(26,464,234)	(25,192,138)
Consolidated Assets	$4,265,539	$4,229,617

NOTE 14 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $3,809,885 during the year ended December 31, 2006, a negative working capital of $10,139,616, and a stockholders’ deficit balance of $7,429,505 as of December 31, 2006. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

In order to solve the Company's liquidity problems, management has implemented a plan of financing its operations through the private pl1,423,078 five year warrants exercisable at $0.15 per share.acements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The Company obtained financing of $2 million and $2.25 million in 2006 and 2005, respectively, through the issuance of callable secured convertible debt. During the first quarter of 2007, the Company obtained $1 million from the issuance of callable secured convertible debt. For the immediate future, the Company plans to obtain additional debt financing from this investor group.

We are actively working to establish a longer term financing plan that will identify capital sources for the Company’s financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photochemicals has been completed. In March 1998 the Company’s subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the GOLD’n GRO line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options. In March 2003, the companies entered the second five year term of the agreement.

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

NOTE 16 – Legal Proceedings and Contingencies

As of December 31, 2006 we have accrued for liabilities, including interest, of $589,508 which relate to various lawsuits and claims for the collection of the funds due. These include 15 leases totaling $432,616 (reflected in Capital Lease Obligations) plus $47,235 in additional interest (reflected in Accrued Interest) and two trade payables totaling $87,206 (reflected in Accounts Payable) plus $22,451 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has a total of ten cases, that originally sought $471,655, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of December 31, 2006, the recorded liability for these cases was $230,835. We are current in our payments under the respective settlement agreements. Subsequent to December 31, 2006, all but two of these cases were paid off.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $200,420, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

NOTE 17 - Subsequent Events:

In January and March 2007 the Company arranged additional callable secured convertible debt financing in the amount of $500,000 each from the same investor group as discussed in Note 4 above. The notes have a three year term and have interest rates of 6% per annum. The Company received net proceeds of $990,000 from the two financings and issued a total of 40,000,000 seven year warrants at an exercise price of $0.01 per share.

The Company issued 32,165,137 shares of its common stock from January 1, 2007 to April 11, 2007 in exchange for the conversion of debt, services received, and asset acquisition totaling $287,178.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountant.

	2006	2005
Audit fees	$134,608	$95,009
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$134,608	$95,009

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

                                            ITRONICS INC.

Date: April 16, 2007                         By: /S/ JOHN W. WHITNEY

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

Date: April 16, 2007                         By: /S/ JOHN W. WHITNEY

                                                John W. Whitney

                                                President, Treasurer and Director

                                                (Principal Executive and Financial

                                                Officer)

Date: April 16, 2007                         By: /S/ MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)

Date: April 16, 2007                         By: /S/ HOWLAND S. GREEN

                                                Howland S. Green

                                                Director