Form 10QSB
period 2007-03-31
ITRONICS INC
filed 2007-05-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

                            For the quarterly period ended March 31, 2007,

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 30, 2007, 374,467,231 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2007
and December 31, 2006 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2007 and 2006 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2007 and the Year Ended
December 31, 2006 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2007 and 2006 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	31

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 2. Changes in Securities and Use of Proceeds	32

Item 3 Defaults upon Senior Securities	33

Item 6. Exhibits	33

Certifications	35

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

ASSETS

	March 31,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$ 406,790	$ -
Accounts receivable, less allowance for
doubtful accounts, 2007, $4,600; 2006, $4,600	119,708	36,493
Marketable securities, available for sale	140,600	-
Inventories	638,491	548,399
Prepaid expenses	292,060	316,872
Total Current Assets	1,597,649	901,764

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,167,315
Design and construction in progress,
manufacturing facility	60,703	234,347
Equipment and furniture	2,872,645	2,543,682
Vehicles	200,557	200,557
Equipment under capital lease-equipment and furniture	466,571	692,438
Equipment under capital lease-vehicles	21,741	21,741
	5,149,626	5,075,080
Less: Accumulated depreciation and amortization	2,183,771	2,131,542
Total Property and Equipment	2,965,855	2,943,538

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2007,
$373,442; 2006, $328,120	360,307	335,629
Deposits	8,108	8,108
Total Other Assets	444,915	420,237
	$5,008,419	$4,265,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2007	2006
CURRENT LIABILITIES
Bank overdraft	$ -	$ 13,834
Accounts payable	450,087	521,188
Accrued management salaries	862,173	799,948
Accrued expenses	201,699	206,830
Insurance contracts payable	29,236	12,597
Interest payable to officer/stockholders	123,732	87,211
Interest payable, long-term debt and lease obligations	203,733	202,366
Current maturities of long-term debt	45,987	45,065
Current maturities of capital lease obligations	353,071	389,032
Advances from stockholder	161,525	161,525
Current maturities of capital lease due stockholder	1,741	3,333
Current maturities of convertible notes and accrued interest	3,399,966	3,304,027
Convertible debt derivatives	4,608,256	4,876,175
Warrant and option liability	1,464,150	380,083
Other	101,891	38,166
Total Current Liabilities	12,007,247	11,041,380

LONG-TERM LIABILITIES
Long-term debt, less current maturities	495,096	504,131
Capital lease obligations, less current maturities	139,797	149,533
Total Long-Term Liabilities	634,893	653,664
Commitments and Contingencies	-	-
Total Liabilities	12,642,140	11,695,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2007, 0 shares; 2006, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and outstanding,
368,705,921 at March 31, 2007; 337,581,957 at December 31,
2006	368,706	337,582
Additional paid-in capital	23,550,792	23,305,788
Accumulated deficit	(32,129,821)	(31,661,456)
Common stock to be issued	568,654	583,868
Accumulated other comprehensive income	2,247	-
Common stock options outstanding, net	5,701	4,713
Total Stockholders’ Equity (Deficit)	(7,633,721)	(7,429,505)
	$ 5,008,419	$ 4,265,539

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

	Three Months Ended March 31,
REVENUES	2007	2006
Photochemical fertilizer	$ 531,234	$331,811
Mining technical services	4,953	20,451
Total Revenues	536,187	352,262

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	511,871	343,218
Mining technical services	8,063	15,809
Total Cost of Revenues	519,934	359,027

Gross Profit (Loss) (exclusive of
depreciation and amortization shown
separately below)	16,253	(6,765)

OPERATING EXPENSES
Depreciation and amortization	52,229	56,514
Research and development	97,282	72,376
Sales and marketing	277,211	186,025
Delivery and warehousing	24,916	17,557
General and administrative	234,652	219,160
Total Operating Expenses	686,290	551,632
Operating Loss	(670,037)	(558,397)

OTHER INCOME (EXPENSE)
Interest	(285,008)	(281,299)
Gain on derivative instruments	142,389	506,269
Gain on sale of investments	344,291	54,231
Total Other Income (Expense)	201,672	279,201
(Loss) before provision for income tax	(468,365)	(279,196)
Provision for income tax	-	-
Net Loss	(468,365)	(279,196)
Other comprehensive income
Unrealized gains (losses) on securities	2,247	87,672
Comprehensive Loss	$(466,118)	$(191,524)

Weighted average number of shares outstanding,
basic and diluted	358,591	198,959
Loss per share, basic and diluted	$(0.001)	$(0.001)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

(UNAUDITED)
	COMMON STOCK				COMMON	ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$ 413	$(5,473,599)
Issue of common stock:
For cash	100	100	7,400	-	-	-	-	7,500
For services	24,350	24,350	412,703	-	(3,725)	-	-	433,328
For debt conversion	108,723	108,723	1,114,839	-	13,600	-	-	1,237,162
For asset acquisition	7,261	7,261	124,539	-	-	-	-	131,800
Net (loss) for the year
ended Dec. 31, 2006	-	-	-	(3,809,885)	-	-	-	(3,809,885)
Other comprehensive
income for the year
ended Dec. 31, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	4,300	4,300
Balance, Dec. 31, 2006	337,582	337,582	23,305,788	(31,661,456)	583,868	-	4,713	(7,429,505)
Issue of common stock
For services	6,614	6,614	100,371	-	(1,614)	-	-	105,371
For debt conversion	21,155	21,155	101,252	-	(13,600)	-	-	108,807
For asset acquisition	3,355	3,355	43,381	-		-	-	46,736
Net (loss) for the three months ended March 31, 2007	-	-	-	(468,365)	-	-	-	(468,365)
Other comprehensive
income for the three
months ended March 31, 2007	-	-	-	-	-	2,247	-	2,247
Common stock options
outstanding	-	-	-	-	-	-	988	988
Balance, Mar. 31, 2007	368,706	$368,706	$23,550,792	$(32,129,821)	$568,654	$ 2,247	$5,701	$(7,633,721)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)
	Three Months Ended Mar. 31,
	2007	2006
Cash flows from operating activities
Net loss	$(468,365)	$(279,196)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	97,551	116,162
Interest on convertible notes	163,283	139,543
Gain on change in fair value of derivative instruments	(142,389)	(506,269)
Gain on sale of investments	(344,291)	(54,231)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(66,354)	(8,095)
Stock option compensation	988	2,673
Expenses paid with issuance of common stock:
Consulting expenses	84,367	9,735
Director fees	7,388	450
Salaries	72,737	750
(Increase) decrease in:
Trade accounts receivable	(83,215)	(130,099)
Inventories	(23,738)	(89,382)
Prepaid expenses, deposits and other	(34,307)	(16,784)
Increase (decrease) in:
Accounts payable	(71,103)	16,053
Accrued management salaries	62,225	38,294
Accrued expenses and contracts payable	113,121	(48,358)
Net cash used by operating activities	(632,102)	(808,754)

Cash flows from investing activities:
Acquisition of property and equipment	(27,810)	(3,345)
Sale of investments	205,938	144,329
Net cash provided by investing activities	178,128	140,984

Cash flows from financing activities:
Proceeds from sale of stock	-	7,500
Proceeds from officer/stockholder advances	8,000	10,212
Proceeds from debt	990,000	982,500
Debt issuance costs	(60,000)	(118,735)
Payments on debt	(63,402)	(66,300)
Net cash provided by financing activities	874,598	815,177
Net increase in cash	420,624	147,407
Cash, beginning of period	(13,834)	24,260
Cash, end of period	$ 406,790	$ 171,667

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(UNAUDITED)

(continued)

	Three Months Ended Mar. 31,
	2007	2006
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 38,515	$ 86,703

Non-cash financing and investing activities:
Marketable securities received for sale of investment	138,353	-
Common stock issued to settle:
Convertible notes	108,807	181,686
Acquisition of assets by issuance of common stock:
Equipment	46,736	-
Warrants issued for debt issuance costs	-	17,594
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	10,000	17,500

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2006. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $468,365 during the three months ended March 31, 2007, a working capital deficit of $10,409,598, and a stockholders’ deficit balance of $7,633,721 as of March 31, 2007. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

3. In January and March 2007 the Company entered into two callable secured convertible debt financings (the "Notes") for a total of $1,000,000 from the same investors as previous callable secured debt financings in 2005 and 2006. The Notes have a three year term, an interest rate of 6% per annum, and are accompanied by a Registration Rights Agreement. The Company received net proceeds of $990,000 from the Notes and issued a total of 40,000,000 seven year warrants at an exercise price of $0.01 per share.

The Notes are convertible into common stock at the lesser of $0.10 or 55% of the market price of the Company’s common stock, as defined. Additionally, the Notes are secured by substantially all of the Company’s assets and are further secured by 14,550,558 common shares of the Company which are owned by an officer/stockholder. The Notes have an additional provision that the Company may redeem the debt prior to maturity by paying all outstanding balances plus a 50% prepayment penalty.

The face value of all the callable secured convertible notes and accrued interest was $4,150,295 and $3,191,759 as of March 31, 2007 and December 31, 2006, respectively.

The Notes are potentially convertible into an unlimited number of shares of common stock. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. The Notes were convertible into 383,694,456 and 586,181,548 common shares at March 31, 2007 and December 31, 2006, respectively, and the conversion and prepayment features had estimated fair values of $4,608,256 and $4,876,175, at March 31, 2007 and December 31, 2006, respectively. The fair value of the conversion features and the prepayment penalties were estimated using the Black-Scholes option pricing model and taking a weighted average value based on certain probabilities that the debt would be converted and paid off prior to maturity at specified dates. The estimated fair value of the conversion features and prepayment penalties exceeded the carrying value of the Notes and the change in this excess amount for each reporting period is recorded as a gain or loss on derivative instruments in the Condensed Consolidated Statements of Operations. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

In addition, all non-employee warrants and options that are exercisable during the period in which the Notes are outstanding are required to be recorded as liabilities at their fair value. Non-employee warrants and options to acquire a total of 93,697,001 and 58,599,501 common shares were outstanding at March 31, 2007 and December 31, 2006, respectively, and had estimated fair values of $1,464,150 and $380,083 at March 31, 2007 and December 31, 2006, respectively.

Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning July 2007, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 91% and 107% for March 31, 2007 and 87% to 109% for December 31, 2006, and using risk free interest rates ranging from 4.54% to 5.07% for March 31, 2007 and 4.625% to 4.75% for December 31, 2006.

During the period of January 1, 2007 to March 31, 2007, the Noteholders converted a total of $108,807 of the Notes into 19.1 million common shares.

In connection with the above described Notes, the Company entered into Registration Rights Agreements (the "Agreements") with the Noteholders, whereby the Company has agreed to use its best efforts to file, and have declared effective, registration statements with the Securities and Exchange Commission (SEC) within a specified number of days from the date of the Notes. The Company is required under the Agreements to register a number of shares no less than 2 times the number of shares required to convert all the convertible Notes. Each of the Notes have three year terms and the last Notes were issued on March 7, 2007.

These arrangements are classified as registration payment arrangements under FSP EITF 00-19-2. This new standard became effective for the first quarter of 2007 and requires the Company to evaluate the probability of incurring penalties related to non-performance of the requirements of the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Agreements. The Agreements provide for a penalty of 2% per month of the outstanding principal balance of the Notes if various provisions of the Agreements are not met, which amounted to $77,496 as of March 31, 2007. The penalties accrue for as long as the terms of the Agreements are not met. At the Company’s election, the penalties may be settled in either cash or in the Company’s common stock priced at the Conversion Price as defined in the Notes. As of March 31, 2007 our evaluation of the Agreements and the penalty provisions determined that the probability of incurring the penalties is remote, and accordingly, no amount for these penalties has been accrued.

4. As of March 31, 2007 we have accrued for liabilities, including interest, of $543,125 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $381,858 (reflected in Capital Lease Obligations) plus $51,035 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $24,431 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has a total of two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of March 31, 2007, the recorded liability for these cases was $178,628. We are current in our payments under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $198,620, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2007 is $3,399,966. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of March 31, 2007 and December 31, 2006. The raw material and work in progress balances below include $459,778 and $405,631 in silver bearing unprocessed photochemicals or partially processed materials as of March 31, 2007 and December 31, 2006, respectively.

	Mar. 31,	Dec. 31,
	2007	2006
Finished goods	$ 51,602	$ 19,275
Work in progress	367,271	340,594
Raw materials	323,779	292,691
	742,652	652,560
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$638,491	$548,399

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2006 through March 31, 2007:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	41,496,924	584,810,362	226,000	626,533,286
Exercised	(100,000)	(111,222,642)	-	(111,322,642)
Expired/Adjusted	(10,110,683)	(22,229,551)	(12,000)	(32,352,234)
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	40,000,000	-	80,000	40,080,000
Exercised	-	(19,103,320)	-	(19,103,320)
Expired/Adjusted	(4,902,500)	(183,383,772)	-	(188,286,272)
Under option, March 31, 2007	93,697,001	383,694,456	6,402,000	483,793,457

The average price for all warrants and options granted and exercised was $0.0088 for the three months ended March 31, 2007 and $0.0146 for the year ended December 31, 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

The 183,383,772 in expired/adjusted convertible debt options in 2007 listed above is related to the callable secured convertible debt discussed in Note 3 above. This number of shares represents a net reduction in the total number of shares needed to convert all of the callable secured convertible debt and accrued interest into common stock due to an increase in the calculated conversion price of our stock at March 31, 2007 compared to the price at December 31, 2006. As the Company’s common stock is highly volatile, the number of shares needed to convert the debt can vary materially up or down depending on the Company’s stock price at any point in time.

The 22,229,551 in expired/adjusted convertible debt options in 2006 listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 5 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that was adjusted.

The following table summarizes the warrants and options outstanding as of March 31, 2007:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
January to March 2014
	40,000,000	$0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
June 2008
	100,000	0.150
July 2010 to February 2011
	3,740,001	0.150
January to March 2008
	5,625,000	0.225
April to December 2007
	3,232,000	0.375
Total Warrants	93,697,001		$0.0571

Convertible Debt Options:
August 2008 to March 2010
	383,694,456	$0.0108	$0.0108

Employee Options:
August 2007 to February 2017
	435,000	$0.150
One year after employment ends
	1,600,000	0.150
October 2007
	250,000	0.200
January 2015 to February 2017
	100,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,402,000		$0.2396
Total Warrants and Options	483,793,457		$0.0228

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

The 383,694,456 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of March 31, 2007 $4,150,295 of principal and accrued interest were convertible into common stock at the lower of $0.10 per share or 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during the three months ended March 31, 2007 and 2006. For purposes of computing diluted income per share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the three months ended March 31, 2007 and 2006.

	Three months Ended March 31,
	2007	2006
Net Loss	$(468,365)	$(279,196)
Less: Preferred stock dividends	-	-
Basic and diluted EPS loss available to common
stockholders	$(468,365)	$(468,365)

Weighted average number of shares outstanding (1,000’s)	358,591	198,959
Common equivalent shares (1,000’s)	N/A	N/A
Diluted average number of shares outstanding (1,000’s)	358,591	198,959
Loss Per share amount -basic	$(0.001)	$(0.001)
Loss Per share amount- diluted	$(0.001)	$(0.001)

Warrants, options, and shares to be issued, totaling 491,740,285 and 181,321,159 shares as of March 31, 2007 and 2006, respectively, would dilute

EPS, and accordingly are not included in the computation of EPS.

9. The Company adopted the provisions of SFAS 123R, Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

service in exchange for the award (generally over the vesting period of the award). We have no awards with market or performance conditions. Effective January 1, 2006 and for all periods subsequent to that date, SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2007 and 2006 was $988 and $2,673, respectively, and is included in general and administrative expenses.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2006.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Revenues:
Photochemical Fertilizer	$531,234	$331,811
Mining Technical Services	4,953	20,451
Consolidated Revenues	$536,187	$352,262

Gross Profit (Loss):
Photochemical Fertilizer	$19,363	$(11,407)
Mining Technical Services	(3,110)	4,642
Consolidated Gross Profit (Loss)	$16,253	$(6,765)

Operating Loss:
Photochemical Fertilizer	$(490,069)	$(443,638)
Mining Technical Services	(179,968)	(114,759)
Consolidated Operating Loss	$(670,037)	$(558,397)

Other Income (Expense):
Photochemical Fertilizer	$ 63,319	$ 224,970
Mining Technical Services	138,353	54,231
Consolidated Other Income (Expense)	$201,672	$279,201

Net Loss before taxes:
Photochemical Fertilizer	$(426,750)	$(218,668)
Mining Technical Services	(41,615)	(60,528)
Consolidated Net Loss
Before Taxes	$(468,365)	$(279,196)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2007	2006

Current Assets:
GOLD’n GRO Fertilizer	$ 1,230,107	$ 638,562
Mining Technical Services	133,716	4,304
	1,363,823	642,866
Property and Equipment, net:
GOLD’n GRO Fertilizer	2,873,398	2,857,051
Mining Technical Services	92,457	86,487
	2,965,855	2,943,538
Other Assets, net:
GOLD’n GRO Fertilizer	110,760	111,573
Mining Technical Services	3,483	3,483
	114,243	115,056
Total Assets:
GOLD’n GRO Fertilizer	4,214,265	3,607,186
Mining Technical Services	229,656	94,274
Total Segment Assets	4,443,921	3,701,460
Itronics Inc. assets	27,894,598	27,028,313
Less: inter-company elimination	(27,330,100)	(26,464,234)
Consolidated Assets	$ 5,008,419	$4,265,539

11. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $2,247 at March 31, 2007 and $-0- at December 31, 2006. No gains were reclassified out of accumulated other comprehensive income into earnings during the three months ended March 31, 2006. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

Following are the components of Other Comprehensive Income:

	Three Months Ended Mar. 31,
	2007	2006

Unrealized holding gains
arising during the period	$ 2,247	$58,623
Reclassification adjustment	-	29,049
Other Comprehensive Income	$ 2,247	$87,672

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

Three Months Ended
March 31,
	2007	2006
Gross proceeds from sale of securities	$ -	$ 144,329

Gross gains from sale of securities	$ -	$ 54,231
Gross losses from sale of securities	-	-
Net Gains from Sale of Securities	$ -	$ 54,231

12. In February 2007 the Company exchanged its membership interest in its worker’s compensation mutual insurance company for $205,938 cash and $138,353 in marketable securities of a New York Stock Exchange traded stock insurance company. The total of $344,291 is reported as a gain on sale of investments in the Condensed Consolidated Statements of Operations.

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

Results of Operations

We reported consolidated revenues of $536,187 for the quarter ended March 31, 2007, compared to $352,262 for the prior year quarter, an increase of 52%. The increase was due to an increase in GOLD’n GRO Fertilizer segment revenue of $199,400, or 60%, which was partially offset by a decrease of $15,500 in Mining Technical Services segment revenues, a decrease of 76%. The consolidated net loss was $468,365, or $0.001 per share, for the quarter ended March 31, 2007, compared to a net loss of $279,196 or $0.001 per share for the comparable 2006 period, an increased loss of $189,200.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resultant operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

	Three months Ended March 31,
	2007	2006
Revenues
Fertilizer	$ 417,055	$ 240,069
Photochemical recycling	45,332	19,397
Silver	68,847	72,345
Total Revenue	531,234	331,811
Gross profit (loss)	19,363	(11,407)
Operating income (loss)	(490,069)	(443,638)
Other income (loss)	63,319	224,970
Net income (loss) before taxes	(426,750)	(218,668)

Total segment revenues for the first quarter of 2007 were approximately $531,200, an increase of 60% from the prior year first quarter. Total fertilizer sales for the quarter were $417,100 (480 tons), compared to $240,100 (330 tons) for the 2006 first quarter, an increase of 74% in dollars and an increase of 46% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were

$357,500 (374 tons) and $202,800 (246 tons) for the first quarter of 2007 and 2006, respectively, an increase of 76% in dollars and an increase of 52% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $43,800 (107 tons) and $32,300 (84 tons) for the first quarter of 2007 and 2006, respectively, an increase of 35% in dollars and 27% in tonnage. The overall increase was due to a combination of price increases of the GOLD’n GRO fertilizers, sale of a greater volume of products in all categories, and a shift in sales efforts toward higher value products. Total photochemical recycling revenue for the quarter increased $25,900, or 134%, on an increased volume of 385% due to the addition of two new wholesale customers in the fourth quarter of 2006. Silver sales were $68,800 (5,022 ounces) for the quarter, compared to $72,300 (6,789 ounces) for the prior year first quarter, a decrease of 5% in dollars and 26% in ounces. The decrease is due to a shutdown of the refinery for more than one month while installation of an air purification system was completed. The refinery was operational again in mid-March 2007.

Cost of sales increased $168,700 due primarily to increases in raw material costs of $126,400 related to increased sales and payroll and related benefits of $21,300 related to the increase in photochemical recycling volume and fertilizer sales. The segment recorded a gross profit of $19,400 for the quarter, compared to a gross loss of $11,400 for the first quarter of 2006, an improvement of $30,800.

We are continuing our efforts on sales of Photochemical Silver Concentrators in order to provide a long term base of used photochemical supply. In March 2007 we received a deposit on a Photochemical Silver Concentrator and expect to deliver it late second quarter or early third quarter 2007. We also are now aggressively seeking new large scale photochemical recycling customers, and between August 2006 and April 2007, we obtained three new significant wholesale customers. As a result of these new customers, we expect the rate of growth in sales volume will be significantly greater than the rate of growth in sales dollars. The addition of these customers is expected to increase photochemical raw material (on an unconcentrated basis) up to 400% greater than the volume in 2006.

We have also initiated discussions with other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2008 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses increased $77,200 from the first quarter of 2006. This was primarily from increases in research and development costs of $13,800 related to EPA registration of the GOLD’n GRO Guardian and research on application of GOLD’n GRO fertilizers on corn, and $55,500 in sales and marketing expenses related to increased corporate marketing and the addition of a part time agronomist to the staff in May 2006.

These factors resulted in a 2007 first quarter segment operating loss of $490,100 compared to a loss of $443,600 for the first quarter of 2006, an increased operating loss of $46,400, or 10%.

Other income was $63,300 for the quarter, compared to $225,000 for the 2006 first quarter, a decreased other income of $161,700. The decrease in other income is due to a reduction in gain on derivative instruments of $363,900, which was partially offset by a gain of $205,900 from the sale of a membership interest in the Company’s worker’s compensation mutual insurance company. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other income resulted in a segment net loss before taxes of $426,800 for the quarter ended March 31, 2007, compared to a loss of $218,700 for the prior year quarter, an increased loss of $208,100, or 95%.

MINING TECHNICAL SERVICES

	Three Months Ended March 31,
	2007	2006
Revenues	$ 4,953	$ 20,451
Gross profit (loss)	(3,110)	4,642
Operating income (loss)	(179,968)	(114,759)
Other income (expense)	138,353	54,231
Net income (loss) before taxes	(41,615)	(60,528)

Mining technical services revenue was $5,000 for the quarter ended March 31, 2007, compared to $20,500 for the comparable quarter of 2006, a decrease of 76%. Cost of sales decreased by $7,700, due primarily to decreases of payroll and related costs due to reduced technical services consulting. These factors resulted in a third quarter gross loss for the segment of $3,100 compared to a gross profit of $4,600 for the prior year first quarter, a reduction of $7,800.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time added a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended March 31, 2007 and 2006 we allocated costs of approximately $61,900 and $50,800, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information and adding new profiled companies. We expect this level of development spending to continue into at least the third quarter of 2007. In recent months traffic volume has expanded to a level that we believe makes it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and is being offered to gold exploration companies. We hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Total segment operating expenses for the first quarter of 2007 increased $57,500 due primarily to increased research and development costs related to the insidemetals.com website discussed above and to $35,700 in increased sales and marketing related to the insidemetals.com website, including the new marketing person discussed above.

The combination of these factors resulted in a 2007 first quarter segment operating loss of $180,000, compared to an operating loss of $114,800 for the first quarter of 2006, an increased operating loss of $65,200, or 57%.

Other income (loss) for the first quarter of 2007 was $138,400 compared to $54,200 for the prior year first quarter, an increase of $84,100. The increase was due to the sale of a membership interest in the Company’s worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $41,600 for the quarter ended March 31, 2007, compared to a loss of $60,500 for the prior year quarter, a decreased loss of $18,900, an improvement of 31%.

SUMMARY

On a consolidated basis the various changes in revenues and cost of revenues resulted in a gross profit of $16,300 for the three months ended March 31, 2007, compared to a gross loss of $6,800 for the prior year first quarter, an improvement of $23,000. Operating loss for the first quarter 2007 was $670,000, compared to $558,400 for the first quarter of 2006, an increased operating loss of $111,600, or 20%. Net loss before taxes for the first quarter 2007 was $468,400 compared to a loss of $279,200 for the prior year first quarter, an increased loss of $189,200, or 68%.

Changes in Financial Condition; Capitalization

Cash amounted to $406,800 as of March 31, 2007, compared to $171,700 as of March 31, 2006. Net cash used for operating activities was approximately $632,100 for the first three months of 2007. The cash used for operating activities during the period was financed primarily by gross proceeds of $1,000,000 from the issuance of callable secured convertible notes, less $70,000 in debt issuance costs, and sale of investments of $206,000.

Total assets increased $742,900 during the three months ended March 31, 2007 to $5,008,400. Current assets increased $695,900 due to increases in cash of $406,800, accounts receivable of $83,200, marketable securities of $140,600, and inventory of $90,100. Net property and equipment increased $22,300 due to costs related to an air purification system in the refinery, which was partially offset by current period depreciation and amortization. Other assets increased $24,700 due to an increase in net deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the three months ended March 31, 2007 by $965,900 and total liabilities increased by $947,100. The increase is primarily due to an increase of $816,100 in the estimated fair value of derivative instruments. The major components of this increase include $1,000,000 in new convertible debt borrowing and an increase in the estimated fair value of warrants and options of $1,084,100, which were partially offset by the conversion of $108,800 of convertible debt into common stock and a decrease in the estimated fair value of convertible debt derivatives of $1,226,500. Other changes in current liabilities include increases of $62,200 in accrued management salaries, $36,500 in interest payable to officer/stockholders, $95,900 in current maturities of convertible notes and accrued interest, and $63,700 in other liabilities. These increases were partially offset by decreases of $71,100 in accounts payable and $36,000 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the three months ended March 31, 2007, working capital decreased by $270,000 to a deficit balance of $10,409,600. The decline is due primarily to the increase in warrant and option liabilities discussed above.

In order to solve the Company's liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The Company obtained financing of $2 million and $2.25 million in 2006 and 2005, respectively, through the issuance of callable secured convertible debt. During the first quarter of 2007, the Company obtained $1 million from the issuance of callable secured convertible debt. For the immediate future, the Company plans to obtain additional debt financing from this investor group.

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

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of March 31, 2007, no factored inventory and receivables were outstanding.

The Company is focusing on expanding GOLD’n GRO fertilizer sales and the related photochemical and silver sales necessary to achieve profitability, but this growth is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, the rate of GOLD’n GRO fertilizer adoption in existing and new markets, and the availability of funding to support sales growth.

Growth Plans and Implementation

Our GOLD’n GRO Fertilizer segment created the GOLD’n GRO line of liquid fertilizers. The pioneering development work is complete, many field trials have been completed on the first products and other field trials are under way.

The Mining Technical Services segment originally provided typical consulting services which required high level technical personnel, including our President, devoted to each project. To reduce our dependence on our President to generate new consulting contracts, while better utilizing our core professional staff, the division has been reconfigured to focus most of its efforts on a global Internet Information Portal – "insidemetals.com". The information portal operates 24 hours per day 7 days per week and can be accessed anywhere in the world where computers and the Internet are available. Anyone with access to the Internet anywhere in the world can subscribe to the service at any time using their credit card to pay the subscription fee.

With the successful completion of the initial pioneering development work by the GOLD’n GRO Fertilizer segment, and with the launch of the insidemetals.com information portal by the Mining Technical Services Division, we are implementing growth plans for both divisions that are expected to drive expansion well into the future. The status of these plans and their implementation is described for each division.

GOLD’n GRO Fertilizer Segment (Itronics Metallurgical, Inc.)

Our manufacturing plant is presently configured to produce 2.4 million gallons of GOLD’n GRO fertilizer annually (about 11,400 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2006 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

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

In the first quarter of 2006 the Company tripled silver recovery capacity. With this expansion, the refinery operations became large enough to require the installation of an air purification system so that emissions from the expanded operation could be completely controlled. Planning and permitting for this installation were undertaken in the second and third quarters of 2006. Installation began in the fourth quarter of 2006 and operation start up was completed in mid-March 2007.

During the first quarter 2007 GOLD’n GRO fertilizer manufacturing expanded to a level that requires an air purification system so that emissions can be completely controlled. Work to design and permit this system is underway and is targeted for completion in the third quarter. The schedule for installation has not yet been established.

Both the refinery air purification system and the fertilizer manufacturing air purification system perform the purification by wet scrubbing which produces water containing fertilizer ingredients. Part of the expansion planning that is now underway includes developing and implementing methods to utilize the water generated by air purification in fertilizer manufacturing. Normal industrial air purification systems generally produce waste which must be disposed off-site and requires payment of disposal fees. The Company’s technology is being integrated so that the scrubbing water becomes a viable raw material for use in fertilizer manufacturing. The Company’s air purification technology has the advantage of being "zero discharge" and is expected to be lower cost by producing a fertilizer raw material and by not having off-site waste disposal costs.

The Company reduced work on implementing its new iron and sulfur leach process while the refinery air purification system was being developed, installed, and started up. The work level required to complete development, specify, and size the equipment required for the new leach circuit was expanded early in the second quarter 2007, but with other higher priority planning and expansion activities that are underway, the Company has revised its plan for starting up this operation and now expects to have the leaching circuit completed to where intermittent operations can begin in the first quarter of 2008.

The refinery currently produces three products; silver bullion, silver-bearing iron matte, and glass which contains a small amount of silver. The refinery currently has solids drying capabilities, but the iron matte and the glass, which were formerly produced in relatively small amounts have been stored for future processing. This year’s projected increase in silver output and the next refinery expansion will increase production of iron matte and glass to levels that require expanded solids handling capabilities which include crushing, grinding, screening, one or more solids separation processes, liquid-solids separation, drying, and expanded storage capabilities. In addition, the stored matte and glass when combined with on-going production have now reached a volume that is sufficient to justify processing.

Because the solids handling requirements are not fully known at this time, the Company is utilizing modular development to create the individual process systems with the objective that when the actual larger scale requirements are better known it can integrate the individual processing systems into a viable solids processing flow sheet. The individual process systems for crushing and screening are in final stages of specification and sizing. The Company plans to install and start up the solids screening system during the second and third quarter of 2007. This system will be used initially to process silver-bearing iron matte and is expected to generate an increase in silver sales in the third and fourth quarters of 2007. The crushing system will be installed after the screening system is operational and is expected to produce further increases in silver output. Additional solids processing modules are being developed and will be discussed in more detail in the second quarter report.

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

In August 2005, we launched the website "insidemetals.com," an Information Portal targeting the companies and individuals interested in the mining and precious metals industry. The website is beginning to generate revenue by charging a subscription fee for monthly access to the site and by selling advertising to gold exploration companies. Currently, the site contains an array of information about gold and companies in the gold industry. We intend to add information on other mineral sectors gradually.

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

In recent months, traffic volume on the website has expanded to a level that we believe is sufficient to make it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and is being offered to gold exploration companies beginning in the first quarter of 2007. To assist with the sales development program of the website, we hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2007 we have accrued for liabilities, including interest, of $543,125 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $381,858 (reflected in Capital Lease Obligations) plus $51,035 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $24,431 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have a total of two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of March 31, 2007, the recorded liability for these cases was $178,628. We are current in our payments under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $198,620, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In February 2007, we issued an aggregate of 2,500 shares of common stock valued at $38 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the fourth quarter of 2006.

In February 2007, we issued an aggregate of 37,500 shares of common stock valued at $3,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our Company for periods in 2003 and prior.

In February 2007, we issued an aggregate of 16,667 shares of common stock valued at $250 to one of our employees as compensation for services performed on our behalf in his capacity as an employee of our Company for the fourth quarter of 2006.

In January and March 2007, we entered into Securities Purchase Agreements with four accredited investors (the "Investors") for an aggregate amount of (i) $500,000 each in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares each of our common stock (the "Financing").

The Investors received three year convertible notes (the "Notes") bearing simple interest at 6% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received seven year warrants to purchase a total of 40,000,000 shares of our common stock at an exercise price of $0.01 per share.

In March 2007 we issued an aggregate 3,603,320 shares of common stock to the four Investors discussed above upon the conversion of $24,142 in callable secured convertible notes.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on February 1, 2007. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 71,000 shares of common stock to six of our employees in January and February 2007. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Itronics Inc. or executive officers of Itronics Inc., and transfer was restricted by Itronics Inc. in accordance with the requirements of the Securities Act. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this section of the registration statement are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2007 is $3,399,966. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $198,620, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Item 6. Exhibits

    Exhibit 31.1     CERTIFICATION OF PRESIDENT PURSUANT TO RULES

                     13a-14(A) AND 15d-14(A) OF THE EXCHANGE ACT.              35

    Exhibit 31.2     CERTIFICATION OF CONTROLLER PURSUANT TO RULES

                     13a-14(A) AND 15d-14(A) OF THE EXCHANGE ACT               37

    Exhibit 32       CERTIFICATIONS OF PRESIDENT AND CONTROLLER

                     PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED

                     PURSUANT SECTION 906 OF THE SARBANES-OXLEY ACT

                     OF 2002                                                   39

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

DATED: May 14, 2007                          By:/S/JOHN W. WHITNEY

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

Company and in the capacities and on the dates indicated

DATED: May 14, 2007                            By:/S/JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President

                                                 (Principal Executive Officer)

DATED: May 14, 2007                            By:/S/MICHAEL C. HORSLEY

                                                 Michael C. Horsley

                                                 Controller

                                                 (Principal Accounting Officer)