Form 10QSB
period 2007-06-30
ITRONICS INC
filed 2007-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 402,219,231 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2007
and December 31, 2006 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three and
Six Months Ended June 30, 2007 and 2006 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2007 and the Year Ended
December 31, 2006 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2007 and 2006 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	20

Item 3. Controls and Procedures	32

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 2. Changes in Securities and Use of Proceeds	33

Item 3 Defaults upon Senior Securities	34

Item 6. Exhibits	35

Certifications	37

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$ 260,282	$ -
Accounts receivable, less allowance for
doubtful accounts, 2007, $4,600; 2006, $4,600	79,414	36,493
Marketable securities, available for sale	42,969	-
Inventories	804,083	548,399
Prepaid expenses	307,116	316,872
Total Current Assets	1,493,864	901,764

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,167,315
Design and construction in progress,
manufacturing facility	66,248	234,347
Equipment and furniture	2,877,052	2,543,682
Vehicles	222,298	200,557
Equipment under capital lease-equipment and furniture	466,571	692,438
Equipment under capital lease-vehicles	-	21,741
	5,159,578	5,075,080
Less: Accumulated depreciation and amortization	2,236,163	2,131,542
Total Property and Equipment	2,923,415	2,943,538

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2007,
$445,302; 2006, $328,120	350,589	335,629
Deposits	8,108	8,108
Total Other Assets	435,197	420,237
	$4,852,476	$4,265,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006
CURRENT LIABILITIES
Bank overdraft	$ -	$ 13,834
Accounts payable	502,765	521,188
Accrued management salaries	667,274	799,948
Accrued expenses	201,318	206,830
Insurance contracts payable	39,713	12,597
Interest payable to officer/stockholders	90,131	87,211
Interest payable, long-term debt and lease obligations	208,365	202,366
Current maturities of long-term debt	46,836	45,065
Current maturities of capital lease obligations	350,850	389,032
Advances from stockholder	161,525	161,525
Current maturities of capital lease due stockholder	-	3,333
Current maturities of convertible notes and accrued interest	3,500,119	3,304,027
Convertible debt derivatives	5,598,128	4,876,175
Warrant and option liability	1,169,824	380,083
Other	113,904	38,166
Total Current Liabilities	12,650,752	11,041,380

LONG-TERM LIABILITIES
Long-term debt, less current maturities	487,552	504,131
Capital lease obligations, less current maturities	127,845	149,533
Total Long-Term Liabilities	615,397	653,664
Commitments and Contingencies	-	-
Total Liabilities	13,266,149	11,695,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2007, 0 shares; 2006, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and outstanding,
381,241,231 at June 30, 2007; 337,581,957 at December 31,
2006	381,241	337,582
Additional paid-in capital	23,761,099	23,305,788
Accumulated deficit	(33,365,426)	(31,661,456)
Common stock to be issued	799,860	583,868
Accumulated other comprehensive income	3,115	-
Common stock options outstanding, net	6,438	4,713
Total Stockholders’ Equity (Deficit)	(8,413,673)	(7,429,505)
	$4,852,476	$ 4,265,539

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
GOLD’n GRO fertilizer	$847,390	$ 766,563	$1,378,624	$1,098,374
Mining technical services	1,675	1,460	6,628	21,911
Total Revenues	849,065	768,023	1,385,252	1,120,285

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	722,869	621,356	1,234,740	964,574
Mining technical services	7,667	6,856	15,730	22,665
Total Cost of Revenues	730,536	628,212	1,250,470	987,239
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	118,529	139,811	134,782	133,046

OPERATING EXPENSES
Depreciation and amortization	52,392	57,114	104,621	113,628
Research and development	91,572	68,619	188,854	140,995
Sales and marketing	283,703	175,055	560,914	361,080
Delivery and warehousing	66,220	52,555	91,136	70,112
General and administrative	239,744	236,402	474,396	455,562
Total Operating Expenses	733,631	589,745	1,419,921	1,141,377
Operating (Loss)	(615,102)	(449,934)	(1,285,139)	(1,008,331)

OTHER INCOME (EXPENSE)
Interest expense	(317,550)	(305,844)	(602,558)	(587,143)
Gain (loss) on derivative instruments	(311,142)	986,137	(168,753)	1,492,406
Gain (loss) on sale of investments	7,718	43,497	352,009	97,728
Other	471	91	471	91
Total Other Income (Expense)	(620,503)	723,881	(418,831)	1,003,082

Income (Loss) before provision for income tax	(1,235,605)	273,947	(1,703,970)	(5,249)
Provision for income tax	-	-	-	-
Net Income(Loss)	(1,235,605)	273,947	(1,703,970)	(5,249)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	868	(47,783)	3,115	39,889

Comprehensive Income (Loss)	$(1,234,737)	$ 226,164	$(1,700,855)	$ 34,640

Weighted average number of shares
Outstanding (1,000’s)	374,749	213,590	366,715	206,315
Earnings (Loss) per share, basic
and diluted	$(0.003)	$0.001	$(0.005)	$ -

See Notes to Condensed Consolidated Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

(UNAUDITED)
	COMMON STOCK				COMMON	ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$ 413	$(5,473,599)
Issue of common stock:
For cash	100	100	7,400	-	-	-	-	7,500
For services	24,350	24,350	412,703	-	(3,725)	-	-	433,328
For debt conversion	108,723	108,723	1,114,839	-	13,600	-	-	1,237,162
For asset acquisition	7,261	7,261	124,539	-	-	-	-	131,800
Net (loss) for the year
ended Dec. 31, 2006	-	-	-	(3,809,885)	-	-	-	(3,809,885)
Other comprehensive
income for the year
ended Dec. 31, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	4,300	4,300
Balance, Dec. 31, 2006	337,582	337,582	23,305,788	(31,661,456)	583,868	-	4,713	(7,429,505)
Issue of common stock
For services	17,238	17,238	299,021	-	223,817	-	-	540,076
For debt conversion	23,066	23,066	112,909	-	(7,825)	-	-	128,150
For asset acquisition	3,355	3,355	43,381	-	-	-	-	46,736
Net (loss) for the six months ended June 30, 2007	-	-	-	(1,703,970)	-	-	-	(1,703,970)
Other comprehensive
income for the six
months ended June 30, 2007	-	-	-	-	-	3,115	-	3,115
Common stock options
outstanding	-	-	-	-	-	-	1,725	1,725
Balance, June 30, 2007	381,241	$ 381,241	$23,761,099	$(33,365,426)	$ 799,860	$ 3,115	$6,438	$(8,413,673)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)
	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,703,970)	$(5,249)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	221,803	252,324
Interest on convertible notes	332,183	285,791
(Gain) loss on change in fair value of derivative instruments	168,753	(1,492,406)
Gain on sale of investments	(352,009)	(97,728)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(171,971)	(16,246)
Stock option compensation	1,725	3,290
Expenses paid with issuance of common stock:		-
Consulting expenses	181,929	18,367
Director fees	10,388	713
Salaries	159,942	15,025
(Increase) decrease in:
Trade accounts receivable	(42,921)	(140,718)
Inventories	(56,413)	3,999
Prepaid expenses, deposits and other	(75,725)	(12,145)
Increase (decrease) in:
Accounts payable	(18,426)	96,982
Accrued management salaries	113,326	91,661
Accrued expenses and contracts payable	106,261	(40,578)
Net cash used by operating activities	(1,125,125)	(1,036,918)
Cash flows from investing activities:
Acquisition of property and equipment	(37,762)	(29,095)
Sale of investments	312,156	229,374
Net cash provided by investing activities	274,394	200,279

Cash flows from financing activities:
Proceeds from sale of stock	-	7,500
Proceeds from officer/stockholder advances	8,000	10,212
Proceeds from debt	1,290,000	982,500
Debt issuance costs	(87,142)	(118,735)
Account receivable/inventory factoring, net	-	65,000
Payments on debt	(86,011)	(113,968)
Net cash provided by financing activities	1,124,847	832,509
Net increase (decrease) in cash	274,116	(4,130)
Cash, beginning of period	(13,834)	24,260

Cash, end of period	$ 260,282	$ 20,130

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(UNAUDITED)

(continued)

	Six Months Ended June 30,
	2007	2006
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 144,274	$ 135,795

Non-cash financing and investing activities:
Marketable securities received for sale of investment	138,353	-
Common stock issued to settle:
Convertible notes	128,150	575,822
Accrued management salaries	246,000	-
Acquisition of assets by issuance of common stock:		-
Equipment	46,736	-
Inventory	27,300	-
Warrants issued for debt issuance costs	-	17,594
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	45,000	17,500

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,703,970 during the six months ended June 30, 2007, a working capital deficit of $11,156,888, and a stockholders’ deficit balance of $8,413,673 as of June 30, 2007. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3. In January, March, and June 2007 the Company entered into callable secured convertible debt financings (the "Notes") for a total of $1,335,000 from the same investors as previous callable secured debt financings in 2005 and 2006. The Notes have three year terms, interest rates of 6% to 8% per annum, and are accompanied by Registration Rights Agreements. The Company received net proceeds of $1,290,000 from the Notes and issued a total of 50,000,000 seven year warrants at an exercise price of $0.01 per share.

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

The face amount of all the callable secured convertible notes and accrued interest was $4,534,699 and $3,191,759 as of June 30, 2007 and December 31, 2006, respectively.

The Notes are potentially convertible into an unlimited number of shares of common stock. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. The Notes were convertible into 588,921,991 and 586,181,548 common shares at June 30, 2007 and December 31, 2006, respectively, and the conversion and prepayment features had estimated fair values of $5,598,128 and $4,876,175, at June 30, 2007 and December 31, 2006, respectively. The fair value of the conversion features and the prepayment penalties were estimated using the Black-Scholes option pricing model and taking a weighted average value based on certain probabilities that the debt would be converted and paid off prior to maturity at specified dates. The estimated fair value of the conversion features and prepayment penalties exceeded the carrying value of the Notes and the change in this excess amount for each reporting period is recorded as a gain or loss on derivative instruments in the Condensed Consolidated Statements of Operations. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

In addition, all non-employee warrants and options that are exercisable during the period in which the Notes are outstanding are required to be recorded as liabilities at their fair value. Non-employee warrants and options to acquire a total of 102,315,001 and 58,599,501 common shares were outstanding at June 30, 2007 and December 31, 2006, respectively, and had estimated fair values of $1,169,824 and $380,083 at June 30, 2007 and December 31, 2006, respectively.

Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning July 2007, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 90% and 105% for June 30, 2007 and 87% to 109% for December 31, 2006, and using risk free interest rates ranging from 4.28% to 4.96% for June 30, 2007 and 4.625% to 4.75% for December 31, 2006.

During the period of January 1, 2007 to June 30, 2007, the Noteholders converted a total of $128,150 of the Notes into 21.8 million common shares. Subsequent to June 30, 2007 through August 13, 2007 the Noteholders converted a total of $213,175 of the Notes into 36.75 million common shares.

In connection with the above described Notes, the Company entered into Registration Rights Agreements (the "Agreements") with the Noteholders, whereby the Company has agreed to use its best efforts to file, and have declared effective, registration statements with the Securities and Exchange Commission (SEC) within a specified number of days from the date of the Notes. The Company is required under the Agreements to register a number of shares no less than 2 times the number of shares required to convert all the convertible Notes. Each of the Notes have three year terms and the last Notes were issued on June 27, 2007.

These arrangements are classified as registration payment arrangements under FSP EITF 00-19-2. This new standard became effective for the first quarter of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

2007 and requires the Company to evaluate the probability of incurring penalties related to non-performance of the requirements of the Agreements. The Agreements provide for a penalty of 2% per month of the outstanding principal balance of the Notes if various provisions of the Agreements are not met, which amounted to $83,809 as of June 30, 2007. The penalties accrue for as long as the terms of the Agreements are not met. At the Company’s election, the penalties may be settled in either cash or in the Company’s common stock priced at the Conversion Price as defined in the Notes. As of June 30, 2007 our evaluation of the Agreements and the penalty provisions determined that the probability of incurring the penalties is remote, and accordingly, no amount for these penalties has been accrued.

4.    As of June 30, 2007 we have accrued for liabilities, including interest, of $539,347 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $372,300 (reflected in Capital Lease Obligations) plus $54,835 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $26,411 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has a total of two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of June 30, 2007, the recorded liability for these cases was $169,070. We are current in our payments under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $192,080, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Successful settlement of the above claims is dependent on future financing.

The Company may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected adverse result may arise that may adversely affect its business. Certain lawsuits have been filed against the Company for collection of funds due that are delinquent, as described above. The Company is not aware of any additional legal proceeding or claims that it believes will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2007 is $3,500,119. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of June 30, 2007 and December 31, 2006. The raw material and work in progress balances below include $557,490 and $405,631 in silver bearing unprocessed photochemicals or partially processed materials as of June 30, 2007 and December 31, 2006, respectively.

	June 30,	Dec. 31,
	2007	2006
Finished goods	$ 41,378	$ 19,275
Work in progress	506,052	340,594
Raw materials	360,814	292,691
	908,244	652,560
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$804,083	$548,399

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2006 through June 30, 2007:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	41,496,924	584,810,362	226,000	626,533,286
Exercised	(100,000)	(111,222,642)	-	(111,322,642)
Expired/Adjusted	(10,110,683)	(22,229,551)	(12,000)	(32,352,234)
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	50,000,000	24,504,763	135,000	74,639,763
Exercised	-	(21,764,320)	-	(21,764,320)
Expired/Adjusted	(6,284,500)	-	-	(6,284,500)
Under option, June 30, 2007	102,315,001	588,921,991	6,457,000	697,693,992

The average price for all warrants and options granted and exercised was $0.0087 for the six months ended June 30, 2007 and $0.0146 for the year ended December 31, 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

The 22,229,551 in expired/adjusted convertible debt options in 2006 listed above is related to the 2000 Series Convertible Promissory Notes discussed in Note 5 above. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that was adjusted.

The following table summarizes the warrants and options outstanding as of June 30, 2007:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
January to June 2014
	50,000,000	$0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
June 2008
	100,000	0.150
July 2010 to February 2011
	3,740,001	0.150
January to March 2008
	5,625,000	0.225
December 2007
	1,850,000	0.375
Total Warrants	102,315,001		$0.0482

Convertible Debt Options:
August 2008 to June 2010
	588,921,991	$0.0108	$0.0077

Employee Options:
August 2007 to February 2017
	465,000	$0.150
One year after employment ends
	1,600,000	0.150
May 2017
	25,000	0.160
October 2007
	250,000	0.200
January 2015 to February 2017
	100,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,457,000		$0.2388
Total Warrants and Options	697,693,992		$0.0158

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

The 588,921,991 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of June 30, 2007 $4,534,699 of principal and accrued interest were convertible into common stock at the lower of $0.10 per share or 55% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during the three and six months ended June 30, 2007 and 2006. For purposes of computing diluted income per share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the three and six months ended June 30, 2007 and 2006.

	Three months Ended June 30,		Six months Ended June 30,
	2007	2006	2007	2006
Net Income (Loss)	$(1,235,605)	$273,947	$(1,703,970)	$ (5,249)
Less: Preferred stock dividends	-	-	-	-
Basic and diluted EPS income (loss) available to common stockholders	$(1,235,605)	$273,947	$(1,703,970)	$(5,249)

Weighted average number of shares outstanding (1,000’s)	374,749	213,590	366,715	206,315
Common equivalent shares (1,000’s)	N/A	284,281	N/A	N/A
Diluted average number of shares outstanding (1,000’s)	374,749	497,871	366,715	206,315

Per share amount -basic	$(0.003)	$0.001	$(0.005)	$-0-
Per share amount- diluted	$(0.003)	$0.001	$(0.005)	$-0-

Warrants, options, and shares to be issued, totaling 717,396,547 and 284,281,228 shares as of June 30, 2007 and 2006, respectively, would dilute EPS, and accordingly are not included in the computation of EPS for the three and six months ended June 30, 2007 and the six months ended June 30, 2006.

9. The Company adopted the provisions of SFAS 123R, Share-Based Payments, on January 1, 2006. Accordingly, compensation costs for all share-based awards to employees are measured based on the grant date fair value of those awards and recognized over the period during which the employee is required to perform

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

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

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2007 and 2006 was $737 and $617, respectively, and is included in general and administrative expenses. Total estimated share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2007 and 2006 was $1,725 and $3,290, respectively.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2006.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Revenues:
GOLD’n GRO Fertilizer	$847,390	$766,563	$1,378,624	$1,098,374
Mining Technical Services	1,675	1,460	6,628	21,911
Consolidated Revenues	$849,065	$768,023	$1,385,252	$1,120,285

Gross Profit (Loss):
GOLD’n GRO Fertilizer	$124,521	$145,207	$143,884	$133,800
Mining Technical Services	(5,992)	(5,396)	(9,102)	(754)
Consolidated Gross Profit (Loss)	$118,529	$139,811	$134,782	$133,046

Operating Income (Loss):
GOLD’n GRO Fertilizer	$(429,734)	$(325,916)	$(919,803)	$(769,554)
Mining Technical Services	(185,368)	(124,018)	(365,336)	(238,777)
Consolidated Operating Income (Loss)	$(615,102)	$(449,934)	$(1,285,139)	$(1,008,331)

Other Income (Expense):
GOLD’n GRO Fertilizer	$(628,692)	$680,293	$(565,373)	$905,263
Mining Technical Services	8,189	43,588	146,542	97,819
Consolidated Other Income (Expense)	$(620,503)	$723,881	$(418,831)	$1,003,082

Net Income (Loss) before taxes:
GOLD’n GRO Fertilizer	$(1,058,426)	$ 354,377	$(1,485,176)	$ 135,709
Mining Technical Services	(177,179)	(80,430)	(218,794)	(140,958)
Consolidated Net Income
(Loss) before taxes	$(1,235,605)	$ 273,947	$(1,703,970)	$ (5,249)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2007	2006

Current Assets:
GOLD’n GRO Fertilizer	$1,231,032	$ 638,562
Mining Technical Services	70,448	4,304
	1,301,480	642,866
Property and Equipment, net:
GOLD’n GRO Fertilizer	2,833,119	2,857,051
Mining Technical Services	90,296	86,487
	2,923,415	2,943,538

Other Assets, net:
GOLD’n GRO Fertilizer	109,947	111,573
Mining Technical Services	3,483	3,483
	113,430	115,056

Total Assets:
GOLD’n GRO Fertilizer	4,174,098	3,607,186
Mining Technical Services	164,227	94,274
Total Segment Assets	4,338,325	3,701,460
Itronics Inc. assets	28,401,152	27,028,313
Less: inter-company elimination	(27,887,001)	(26,464,234)
Consolidated Assets	$4,852,476	$4,265,539

11. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $3,115 at June 30, 2007 and $-0- at December 31, 2006. No losses were reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2007 and the three months ended June 30, 2006. No gains were reclassified out of accumulated other comprehensive income into earnings during the six months ended June 30, 2006. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Unrealized holding gains (losses)
arising during the period	$ 2,468	$ -0-	$4,715	$ -0-
Reclassification adjustment	(1,600)	(47,783)	(1,600)	39,889
Other Comprehensive Income (Loss)	$ 868	$(47,783)	$3,115	$ 39,889

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Gross proceeds from sale of securities	$106,218	$85,045	$106,218	$229,374

Gross gains from sale of securities	$7,718	$43,497	$7,718	$97,728
Gross losses from sale of securities	-	-	-	-
Net Gains (Losses) from sale of Securities	$7,718	$43,497	$7,718	$97,728

12. In February 2007 the Company exchanged its membership interest in its worker’s compensation mutual insurance company for $205,938 cash and $138,353 in marketable securities of a New York Stock Exchange traded stock insurance company. The total of $344,291 is included as a gain on sale of investments in the Condensed Consolidated Statements of Operations.

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

Results of Operations

We reported consolidated revenues of $849,065 for the quarter ended June 30, 2007, compared to $768,023 for the prior year quarter, an increase of 11%. The increase was due to an increase in GOLD’n GRO Fertilizer segment revenue of $80,800, or 11%. The consolidated net loss was $1,235,605, or $0.003 per share, for the quarter ended June 30, 2007, compared to a net income of $273,947 or $0.001 per share for the comparable 2006 period, an increased loss of $1,509,600. Consolidated revenues for the first six months of 2007 were $1,385,252 compared to $1,120,285 for the prior year period, an increase of 24%. The consolidated net loss was $1,703,970 or $0.005 per share, for the six months ended June 30, 2007, compared to a net loss of $5,249 or $0 per share for the comparable 2006 period, an increased loss of $1,698,700.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resulting operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

	Three months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Fertilizer	$ 752,694	$ 660,206	$ 1,169,749	$ 900,275
Photochemical services	$ 42,646	$ 17,960	$ 87,978	$ 37,357
Silver	$ 52,050	$ 88,397	$ 120,897	$ 160,742
Total Revenue	$ 847,390	$ 766,563	$ 1,378,624	$1,098,374
Gross profit (loss)	$ 124,521	$ 145,207	$ 143,884	$ 133,800
Operating income (loss)	$ (429,734)	$(325,916)	$ (919,803)	$(769,554)
Other income (loss)	$ (628,692)	$ 680,293	$ (565,373)	$ 905,263
Net income (loss) before taxes	$(1,058,426)	$ 354,377	$(1,485,176)	$ 135,709

Total segment revenues for the second quarter of 2007 were approximately $847,400, an increase of 11% from the second quarter of 2006. Total fertilizer sales for the quarter were $752,700 (845 tons), compared to $660,200 (847 tons) for the 2006 second quarter, an increase of 14% in dollars and a nominal decrease in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $612,900 (645 tons) and $551,800 (636 tons) for the second quarter of 2007 and 2006, respectively, an increase of 11% in dollars and 1% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $75,000 (181 tons) and $71,000 (205 tons) for the second quarter of 2007 and 2006, respectively, an increase of 6% in dollars and a decrease of 12% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006. Sales of this product were $24,600 (18 tons) and $7,200 (6 tons) for the second quarter of 2007 and 2006, respectively, an increase of 242% in dollars and 218% in tonnage. The overall increase in sales was due to a combination of price increases of the GOLD’n GRO fertilizers and a shift in sales efforts toward higher value products. Total photochemical services revenue for the quarter increased $24,700 on an increased volume of 487% from the second quarter of 2006 due to the addition of two new wholesale customers in the fourth quarter of 2006. Silver sales were $52,100(3,405 ounces) for the quarter, compared to $88,400(8,735 ounces) for the prior year second quarter, a decrease of 41% in dollars and 61% in ounces. The decrease is primarily from decreased sales of processed silver bullion due to reduced furnace availability caused by power surges in the electrical supply. We are working with the local power company to solve the electrical surge problem.

Cost of sales increased $101,500 due primarily to increases in raw materials costs of $68,100 resulting from increased sales and payroll costs of $16,800 related to increased volume in photochemical services. The segment recorded a gross profit of $124,500 for the quarter, compared to a gross profit of $145,200 for the second quarter of 2006, a decreased gross profit of $20,700, or 14%.

We are continuing our efforts on sales of Photochemical Silver Concentrators in order to provide a long term base of used photochemical supply. In March 2007 we received a deposit on a Photochemical Silver Concentrator and it was delivered in July 2007. We also are now aggressively seeking new large scale photochemical recycling customers, and between August 2006 and April 2007, we obtained three new significant wholesale customers. As a result of these new customers, we expect the rate of growth in sales volume will be significantly greater than the rate of growth in sales dollars. The addition of these customers is expected to increase photochemical raw material (on an unconcentrated basis) up to 400% greater than the volume in 2006.

We have also initiated discussions with other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2008 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses increased $83,100 from the second quarter of 2006. This was primarily from increases in research and development costs of $9,700 related to EPA registration of the GOLD’n GRO Guardian and research on application of GOLD’n GRO fertilizers on corn, and $69,200 in sales and marketing expenses related to increased corporate marketing and the addition of an agronomist to the staff in May 2006.

These factors resulted in a 2007 second quarter segment operating loss of $429,700 compared to a loss of $325,900 for the second quarter of 2006, an increased operating loss of $103,800, or 32%.

Other income (expense) was an expense of $628,700 for the quarter, compared to income of $680,300 for the 2006 second quarter, an increased other expense of $1,309,000. The increase in other expense is due primarily to an increase in loss on derivative instruments of $1,297,300. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other income resulted in a segment net loss before taxes of $1,058,400 for the quarter ended June 30, 2007, compared to segment net income before taxes of $354,400 for the prior year quarter, an increased loss of $1,412,800.

For the first six months of 2007, segment revenues were $1,378,600, compared to $1,098,400 for the comparable 2006 period, an increase of 26%. The increase is due to increases in fertilizer and photochemical services revenues. Gross profit for the first six months of 2007 was $143,900, compared to $133,800 for the comparable prior year period, an improvement of 8%. Operating loss for the first six months of 2007 was approximately $919,800 compared to $769,600 for the first six months of 2006, an increased loss of $150,200, or 20%.

Other income (expense) was an expense of $565,400 for the first six months of 2007, compared to income of $905,300 for the comparable 2006 period, an increased expense of $1,470,600. The increased expense is due to an increased loss on derivative instruments, which was partially offset by an increase in gains on sale of investments of $205,900. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $1,485,200 for the six months ended June 30, 2007, compared to segment net income before taxes of $135,700 for the prior year period, an increased loss of $1,620,900.

MINING TECHNICAL SERVICES

	Three Months Ended June 30,	Six Months Ended June 30,
	2007	2006	2007	2006
Revenues	$ 1,675	$ 1,460	$ 6,628	$ 21,911
Gross profit (loss)	$ (5,992)	$ (5,396)	$ (9,102)	$ (754)
Operating income (loss)	$(185,368)	$(124,018)	$(365,336)	$(238,777)
Other income (expense)	$ 8,189	$ 43,588	$ 146,542	$ 97,819
Net income (loss) before taxes	$(177,179)	$ (80,430)	$(218,794)	$(140,958)

Mining technical services revenue was $1,700 for the quarter ended June 30, 2007, compared to $1,500 for the comparable quarter of 2006, a nominal increase. Cost of sales increased nominally. These factors resulted in a second quarter gross loss for the segment of $6,000 compared to $5,400 for the prior year second quarter, a nominal increased loss.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended June 30, 2007 and 2006 we allocated costs of approximately $62,700 and $49,500, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into at least the fourth quarter of 2007. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. In recent months traffic volume has expanded to a level that we believe makes it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and is being offered to gold exploration companies. We hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Total segment operating expenses for the second quarter of 2007 increased $60,800, due primarily to increased research and development costs and sales and marketing costs related to the insidemetals.com website discussed above.

The combination of these factors resulted in a 2007 second quarter segment operating loss of $185,400, compared to an operating loss of $124,000 for the second quarter of 2006, an increased operating loss of $61,400, or 49%.

Other income (loss) for the second quarter of 2007 was a gain of $8,200 compared to a gain of $43,600 for the prior year second quarter. This decrease in other income is due to reduced sales of marketable securities.

The changes in operating loss and other income resulted in a segment net loss before taxes of $177,200 for the quarter ended June 30, 2007, compared to a loss of $80,400 for the prior year quarter, an increased loss of $96,700, or 120%.

For the first six months of 2007, segment revenue totaled $6,600 compared to $21,900 for the first six months of 2006, a decrease of 70%. This is primarily attributable to completion of a technical services project in the first quarter 2006. Gross loss for the first six months of 2007 was $9,100, compared to a gross loss of $800 for the comparable prior year period, an increased gross loss of $8,300. Operating loss for the period was $365,300 compared to an operating loss of $238,800 for the comparable 2006 period, an increased operating loss of $126,600, or 53%.

Other income (loss) for the first six months of 2007 was a gain of $146,500 compared to a gain of $97,800 for the prior year period. This increase is due to due to the sale of a membership interest in the Company’s worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $218,800 for the six months ended June 30, 2007, compared to a net loss of $141,000 for the prior year period, an increased loss of $77,800, or 55%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2007 operating loss of $615,100, compared to $449,900 for the second quarter of 2006, an increased operating loss of $165,200, or 37%. Net loss before taxes for the second quarter 2007 was $1,235,600 compared to a net income before taxes of $273,900 for the prior year second quarter, an increased loss of $1,509,600. For the six month period ended June 30, 2007 the operating loss was $1,285,100 compared to $1,008,300 for the prior year comparable period, an increased operating loss of $276,800, or 27%. Net loss before taxes for the six months ended June 30, 2007 was $1,704,000 compared to $5,200 for the prior year six month period, an increased loss of $1,698,700.

Changes in Financial Condition; Capitalization

Cash amounted to $260,300 as of June 30, 2007, compared to $20,100 as of June 30, 2006. Net cash used for operating activities was approximately $1,125,100 for the first six months of 2007. The cash used for operating activities during the period was financed primarily by proceeds of $1,290,000 from the issuance of callable secured convertible notes, less $87,100 in debt issuance costs, and sale of investments of $312,200.

Total assets increased $586,900 during the six months ended June 30, 2007 to $4,852,500. Current assets increased $592,100 due to increases in cash of $260,300, accounts receivable of $42,900, marketable securities of $43,000, and inventory of $255,700. Inventory increased primarily due to a combination of a build-up of silver in solution resulting from greater volume coming from the new customers discussed above, and work in progress on a Photochemical Silver Concentrator which was delivered in July 2007. Net property and equipment decreased $20,100 due to investment in equipment totaling $84,500, primarily costs related to an air purification system in the refinery, which was offset by current period depreciation and amortization. Other assets increased $15,000 due to an increase in net deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the six months ended June 30, 2007 by $1,609,400 and total liabilities increased by $1,571,100. The increase is primarily due to an increase of $1,511,700 in the estimated fair value of derivative instruments. The major components of this increase include $1,335,000 in new convertible debt borrowing, $136,000 in accrued interest, and a net increase in estimated fair value of derivative instruments of $168,800, which were partially offset by the conversion of $128,200 of convertible debt into common stock. Other changes in current liabilities include increases of $196,100 in current maturities of convertible notes and accrued interest, and $75,700 in customer deposits. These increases were partially offset by decreases of $18,400 in accounts payable and $38,200 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the six months ended June 30, 2007, working capital decreased by $1,017,300 to a deficit balance of $11,156,900. The decline is due primarily to the increase in estimated fair value of derivative instrument liabilities discussed above.

In order to solve the Company's liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The Company obtained financing of $2 million and $2.25 million in 2006 and 2005, respectively, through the issuance of callable secured convertible debt. During the first six months of 2007, the Company obtained $1.335 million from the issuance of callable secured convertible debt. For the immediate future, the Company plans to obtain additional debt financing from this investor group.

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

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of June 30, 2007, no factored inventory and receivables were outstanding.

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

GOLD’n GRO Fertilizer Segment (Itronics Metallurgical, Inc.)

Our manufacturing plant is presently configured to produce 2.4 million gallons of GOLD’n GRO fertilizer annually (about 11,400 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, (approximately 36,000 tons). GOLD'n GRO fertilizer production in 2006 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion can be achieved incrementally as fertilizer sales continue to grow.

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

c. The Urban Market, which includes home lawn and garden, landscape construction and maintenance, nursery and greenhouse markets, and golf courses.

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

We are marketing a GOLD'n GRO base liquid nutrition program. The program is called the "Gallon and a Quart" or "4 to 1" program. It calls for one gallon of GOLD’n GRO base liquid for each quart of GOLD'n GRO chelated micro-nutrient used in soil applications. Field demonstrations have shown improved nutrition uptake and crop output under this cost effective program. Marketing of this program is expected to produce substantial increases in the tonnage of GOLD'n GRO fertilizer sales.

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

Our plan to expand sales in Urban Markets requires the consumer to utilize fertilizer injection equipment. This equipment provides economical, easy use of liquid fertilizers for consumer lawns and gardens. We added two types of fertilizer injectors to our "e" store, which is our first step in this market. Additionally, other fertilizer injectors are already available to consumers through irrigation supply stores.

4. Expand the GOLD'n GRO specialty fertilizer product line.

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered both products in Nevada and California. Sales development started in the second quarter of 2006.

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

We acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product in 2005. We now own 100% of all rights related to GOLD’n GRO Guardian. Currently, this product line is strictly for non-food plant applications.

Due to the repelling ingredients in GOLD’n GRO Guardian, it will need to be registered with the EPA before it can be sold to the public. We have engaged consultants experienced in the EPA registration process and are presently working with them to do the work needed to complete the registration. In July 2007 we completed the first step in the registration process by completing a draft label. We are now working on the second step of the registration process, which is to have the product tested for safety in an independent laboratory. Samples for testing have been prepared and sent to a testing laboratory and the required tests will be performed under the supervision of our consultants. Testing is expected to be completed in 90 to 120 days. In parallel with the registration process, we have reached agreement to enter into a long term supply arrangement with a large foreign manufacturer of the repelling ingredient. This ingredient also needs to be registered with the EPA. We submitted a registration application in July 2007 and the EPA accepted the application in early August 2007. Registration is expected to take three to four months. Once testing on the GOLD’n GRO Guardian is completed and the repelling ingredient is registered, an application for registration of the GOLD’n GRO Guardian can be submitted. Final registration approval is expected to take six to eight months after submittal of the application.

We believe the users of the GOLD’n GRO deer repellent fertilizer will be upscale homeowners, commercial landscapers, and municipal facilities, and wholesale and retail nurseries. The initial sales center will be in Rhode Island.

5. Complete development of and commercialize glass/tile products.

In 2003, we developed and produced glass /tile products proving that the product concept is technically viable. When the development of the glass/ceramic tile product is complete, we will achieve the ability to recycle 100 percent of the photoliquid materials received from customers, including waste that is generated internally during fertilizer production. We have completed preliminary market research for the tile markets, but expect to do much more work to develop a plan to enter this market.

6. Develop and commercialize metal leaching reagents for recovery of silver, gold, and other metals.

We are developing applications of our technology to extract silver from photoliquids to the mining sector. This work is being expanded and a small pilot circuit will be established to chemically process certain categories of silver-bearing solid wastes. The gold mining sector currently uses cyanide and other toxic chemicals in their leaching process. We believe it may be possible to create and adapt new non-toxic leaching reagents and leaching procedures for processing other secondary materials and certain types of mine generated products. Support for this belief is that photochemicals are specifically designed to leach silver from film and a major component of photochemicals completely detoxifies and eliminates cyanide. The specific markets for leaching reagents in gold and silver mining is large and world wide, but has not yet been studied in detail for market development. Our Technical Services Division maintains an extensive library and database of mines and mining activities worldwide, which provides us ready access to market information as we need it. Much pilot plant work, including one or more field pilot operations, must be completed before quantitative market studies can be completed.

We plan to establish joint ventures with mining companies to research and develop these environmentally compatible gold and silver leaching chemicals and technology. We believe that the market for these leaching chemicals, once established, will be much larger and less seasonal than the fertilizer market and that it offers a second pathway to large scale growth.

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

Because the solids handling requirements are not fully known at this time, the Company is utilizing modular development to create the individual process systems with the objective that when the actual larger scale requirements are better known it can integrate the individual processing systems into a viable solids processing flow sheet. The individual process systems for crushing and screening are in final stages of specification and sizing. The Company plans to install and start up the solids screening system during the third and fourth quarters of 2007. This system will be used initially to process silver-bearing iron matte and is expected to generate an increase in silver sales in the fourth quarter of 2007. The crushing system will be installed after the screening system is operational and is expected to produce further increases in silver output. Additional solids processing modules are being developed and will be discussed in more detail in future quarterly reports.

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

Mining Technical Services Segment (Whitney & Whitney, Inc.)

Historically, this division provided consulting services to the mining industry. In August 2005, we launched an Information Portal on the Internet. This division has a two-part approach to growth:

    - Continue to provide consulting services.

    - "e-commerce" Internet Information Portal-"insidemetals.com".

Plans and status of implementing each of the growth categories is explained in more detail in the following sections.

a. Continue to provide consulting services

We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities

b. "e-commerce" Internet Information Portal-"insidemetals.com".

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive and financial officer and principal accounting officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2007 we have accrued liabilities, including interest, of $539,347 which relate to various lawsuits and claims for the collection of funds due. These include 8 leases totaling $372,300 (reflected in Capital Lease Obligations) plus $54,835 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $26,411 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases brought by creditors who are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have a total of two cases, which originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of June 30, 2007, the recorded liability for these cases was $169,070. We are current in our payments under the respective settlement agreements.

Successful settlement of the above claims is dependent on future financing.

We may become involved in a lawsuit or legal proceeding at any time in the ordinary course of business. Litigation is subject to inherent uncertainties, and an unexpected result may arise that may adversely affect our business. Certain lawsuits have been filed against us for collection of funds due that are delinquent, as described above. We are not aware of any additional legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In April 2007, we issued an aggregate of 97,500 and 93,750 shares of common stock valued at $1,463 and $1,500, respectively, to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the fourth quarter of 2006 and the first quarter of 2007, respectively.

In April 2007, we issued an aggregate of 62,500 shares of common stock valued at $5,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our Company for periods in 2003 and prior.

In April 2007, we issued an aggregate of 46,667 shares of common stock valued at $747 to two of our employees as compensation for services performed on our behalf in their capacity as employees of our Company for the first quarter of 2007.

In April 2007, we issued an aggregate of 2,000,000 shares of common stock valued at $46,000 to Newport Capital Consultants, Inc. for corporate marketing services to be performed in 2007 and 2008.

In May 2007, we issued an aggregate of 300,000 shares of common stock valued at $7,200 to J.H. Darbie & Co., Inc. for corporate marketing services to be performed in 2007.

In June 2007, we entered into Securities Purchase Agreements with three accredited investors (the "Investors") for an aggregate amount of (i) $335,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares each of our common stock (the "Financing").

The Investors received three year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into our common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 intraday trading prices during the 20 trading day period ending one trading day before the conversion date. Further, the Investors received seven year warrants to purchase a total of 10,000,000 shares of our common stock at an exercise price of $0.01 per share.

On April 24, 2007, John W. Whitney, our President, converted $220,000 of unpaid salary into 10,000,000 shares of common stock. The shares will be issued when sufficient cash is available to pay the related withholding taxes.

On May 30, 2007, John W. Whitney, our President, converted $26,000 of unpaid salary into 2,000,000 shares of common stock. The shares will be issued when sufficient cash is available to pay the related withholding taxes.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on May 1, 2007. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 46,000 shares of common stock to five of our employees in May 2007. The options are exercisable at $0.15 to $0.16 per share and expire in three to ten years from grant.

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

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this Item 2 are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2007 is $3,500,119. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

In addition to the leases that are subject to litigation, there are four leases, with a recorded liability of $192,080, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Item 6. Exhibits

Exhibit 31.1     CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL

                 OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

                 ACT OF 2002                                                    37

Exhibit 31.2     CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                 TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002               39

Exhibit 32.1     CERTIFICATIONS OF PRINCIPAL EXZECUTIVE AND FINANCIAL

                 OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

                 ACT OF 2002                                                    41

Exhibit 32.2     CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                 TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002               42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

DATED: August 13, 2007                      By:/S/JOHN W. WHITNEY

                                              John W. Whitney

                                              President

                                              (Principal Executive and Financial

                                              Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934,

this Report has been signed below by the following persons on behalf of the

Company and in the capacities and on the dates indicated

DATED: August 13, 2007                       By:/S/JOHN W. WHITNEY

                                               John W. Whitney

                                               President

                                               (Principal Executive and Financial

                                               Officer)

DATED: August 13, 2007                       By:/S/MICHAEL C. HORSLEY

                                               Michael C. Horsley

                                               Controller

                                               (Principal Accounting Officer)