Form 10QSB
period 2007-09-30
ITRONICS INC
filed 2007-11-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-QSB

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 11, 2007, 802,466,402 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2007
and December 31, 2006 (Unaudited)	4

Condensed Consolidated Statements of Operations for the Three and
Nine Months Ended September 30, 2007 and 2006 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2007 and the Year Ended
December 31, 2006 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2007 and 2006 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	21

Item 3. Controls and Procedures	33

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 2. Changes in Securities and Use of Proceeds	34

Item 3 Defaults upon Senior Securities	37

Item 6. Exhibits	37

Certifications	39

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(UNAUDITED)

ASSETS

	Sept. 30,	December 31,
	2007	2006
CURRENT ASSETS
Cash	$ 20,304	$ -
Accounts receivable, less allowance for
doubtful accounts, 2007, $4,600; 2006, $4,600	161,212	36,493
Inventories	737,914	548,399
Prepaid expenses	250,222	316,872
Total Current Assets	1,169,652	901,764

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,167,315
Design and construction in progress,
manufacturing facility	76,330	234,347
Equipment and furniture	2,878,567	2,543,682
Vehicles	222,298	200,557
Equipment under capital lease-equipment and furniture	466,571	692,438
Equipment under capital lease-vehicles	-	21,741
	5,171,175	5,075,080
Less: Accumulated depreciation and amortization	2,288,555	2,131,542
Total Property and Equipment	2,882,620	2,943,538

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2007,
$521,727; 2006, $328,120	314,164	335,629
Deposits	8,108	8,108
Total Other Assets	398,772	420,237
	$4,451,044	$4,265,539

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Sept. 30,	December 31,
	2007	2006
CURRENT LIABILITIES
Bank overdraft	$ -	$ 13,834
Accounts payable	563,699	521,188
Accrued management salaries	732,294	799,948
Accrued expenses	268,965	206,830
Insurance contracts payable	39,545	12,597
Interest payable to officer/stockholders	108,419	87,211
Interest payable, long-term debt and lease obligations	219,522	202,366
Current maturities of long-term debt	52,705	45,065
Current maturities of capital lease obligations	349,556	389,032
Advances from stockholder	143,025	161,525
Current maturities of capital lease due stockholder	-	3,333
Current maturities of convertible notes and accrued interest	3,600,271	3,304,027
Convertible debt derivatives	4,549,282	4,876,175
Warrant and option liability	282,487	380,083
Other	36,610	38,166
Total Current Liabilities	10,946,380	11,041,380

LONG-TERM LIABILITIES
Long-term debt, less current maturities	475,444	504,131
Capital lease obligations, less current maturities	118,433	149,533
Total Long-Term Liabilities	593,877	653,664

Commitments and Contingencies (see Note 4)	-	-
Total Liabilities	11,540,257	11,695,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2007, 0 shares; 2006, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and outstanding,
546,596,891 at September 30, 2007; 337,581,957 at
December 31, 2006	546,597	337,582
Additional paid-in capital	24,379,246	23,305,788
Accumulated deficit	(32,821,101)	(31,661,456)
Common stock to be issued	806,045	583,868
Common stock options outstanding, net	-	4,713
Total Stockholders’ Equity (Deficit)	(7,089,213)	(7,429,505)
	$4,451,044	$ 4,265,539

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
REVENUES
GOLD’n GRO fertilizer	$535,352	$ 294,849	$1,913,976	$1,393,223
Mining technical services	8,329	3,300	14,957	25,211
Total Revenues	543,681	298,149	1,928,933	1,418,434
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	516,291	303,080	1,751,031	1,267,654
Mining technical services	10,238	6,951	25,968	29,616
Total Cost of Revenues	526,529	310,031	1,776,999	1,297,270
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	17,152	(11,882)	151,934	121,164

OPERATING EXPENSES
Depreciation and amortization	52,392	57,414	157,013	171,042
Research and development	92,053	80,106	280,907	221,101
Sales and marketing	423,962	182,118	984,876	543,198
Delivery and warehousing	20,606	19,186	111,742	89,298
General and administrative	301,681	232,843	776,077	688,405
Total Operating Expenses	890,694	571,667	2,310,615	1,713,044
Operating (Loss)	(873,542)	(583,549)	(2,158,681)	(1,591,880)

OTHER INCOME (EXPENSE)
Interest expense	(341,216)	(297,204)	(943,774)	(884,347)
Gain (loss) on derivative instruments	1,762,907	(2,222,810)	1,594,154	(730,404)
Gain (loss) on sale of investments	(3,983)	-	348,026	97,728
Other	159	-	630	91
Total Other Income (Expense)	1,417,867	(2,520,014)	999,036	(1,516,932)

Income (Loss) before provision for income tax	544,325	(3,103,563)	(1,159,645)	(3,108,812)
Provision for income tax	-	-	-	-
Net Income(Loss)	544,325	(3,103,563)	(1,159,645)	(3,108,812)

Other comprehensive income (loss)
Unrealized gains(losses) on securities	(3,115)	-	-	39,889
Comprehensive Income (Loss)	$541,210	$(3,103,563)	$(1,159,645)	$(3,068,923)

Weighted average number of shares
Outstanding (1,000’s)- Basic	466,067	253,718	407,278	226,831
Diluted	2,753,976	253,718	407,278	226,831

Earnings (Loss) per share, basic	$0.001	$(0.012)	$(0.003)	$(0.014)
Earnings (Loss) per share, diluted	$0.0002	$(0.012)	$(0.003)	$(0.014)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND THE YEAR ENDED DECEMBER 31, 2006

(UNAUDITED)
	COMMON STOCK				COMMON	ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$ 413	$(5,473,599)
Issue of common stock:
For cash	100	100	7,400	-	-	-	-	7,500
For services	24,350	24,350	412,703	-	(3,725)	-	-	433,328
For debt conversion	108,723	108,723	1,114,839	-	13,600	-	-	1,237,162
For asset acquisition	7,261	7,261	124,539	-	-	-	-	131,800
Net (loss) for the year
ended Dec. 31, 2006	-	-	-	(3,809,885)	-	-	-	(3,809,885)
Other comprehensive
income for the year
ended Dec. 31, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	4,300	4,300
Balance, Dec. 31, 2006	337,582	337,582	23,305,788	(31,661,456)	583,868	-	4,713	(7,429,505)
Issue of common stock
For services	35,400	35,400	491,833	-	217,277	-	-	744,510
For debt conversion, related party	-	-	-	-	18,500	-	-	18,500
For debt conversion	165,884	165,884	481,538	-	(13,600)	-	-	633,822
For asset acquisition	7,731	7,731	100,087	-	-	-	-	107,818
Net (loss) for the nine months ended Sept. 30, 2007	-	-	-	(1,159,645)	-	-	-	(1,159,645)
Common stock options
outstanding	-	-	-	-	-	-	(4,713)	(4,713)
Balance, Sept. 30, 2007	546,597	$546,597	$24,379,246	$(32,821,101)	$806,045	$ -	$ -	$(7,089,213)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)
	Nine Months Ended Sept. 30,
	2007	2006
Cash flows from operating activities
Net loss	$(1,159,645)	$(3,108,812)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	350,620	368,153
Interest on convertible notes	507,799	434,417
(Gain) loss on change in fair value of derivative instruments	(1,594,154)	730,404
Gain on sale of investments	(348,026)	(97,728)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(253,545)	(27,411)
Stock and option compensation	13,161	3,881
Expenses paid with issuance of common stock:
Consulting expenses	350,155	22,619
Director fees	13,388	863
Salaries	215,607	72,817
(Increase) decrease in:
Trade accounts receivable	(124,719)	(32,265)
Inventories	115,030	46,315
Prepaid expenses, deposits and other	(24,930)	589
Increase (decrease) in:
Accounts payable	42,509	82,405
Accrued management salaries	178,346	139,540
Accrued expenses and contracts payable	87,527	(25,254)
Accrued interest	38,364	24,337
Net cash used by operating activities	(1,592,513)	(1,365,130)

Cash flows from investing activities:
Acquisition of property and equipment	(39,277)	(29,095)
Sale of investments	348,026	229,374
Net cash provided by investing activities	308,749	200,279

Cash flows from financing activities:
Proceeds from sale of stock	-	7,500
Proceeds from officer/stockholder advances	8,000	10,212
Proceeds from debt	1,515,000	1,446,167
Debt issuance costs	(102,142)	(185,378)
Bank overdraft	(13,834)	-
Account receivable/inventory factoring, net	-	65,000
Payments on debt	(102,956)	(175,203)
Net cash provided by financing activities	1,304,068	1,168,298

Net increase in cash	20,304	3,447
Cash, beginning of period	-	24,260
Cash, end of period	$20,304	$27,707

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

(continued)

	Nine Months Ended Sept. 30,
	2007	2006
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 198,732	$210,982

Non-cash financing and investing activities:
Marketable securities received for sale of investment	138,353	-
Common stock issued to settle:
Convertible notes	633,822	780,182
Accrued management salaries	246,000	-
Short term notes-officer/stockholder	18,500	-
Acquisition of assets by issuance of common stock:		-
Equipment	56,818	-
Inventory	51,000	-
Warrants issued for debt issuance costs	-	17,594
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	70,000	33,333
Accounts payable	-	20,500

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $1,159,645 during the nine months ended September 30, 2007, a working capital deficit of $9,776,728, and a stockholders’ deficit balance of $7,089,213 as of September 30, 2007. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

3. In January, March, June, and August 2007 the Company entered into callable secured convertible debt financings (the "Notes") for a total of $1,585,000 from the same investors as previous callable secured debt financings in 2005 and 2006. The Notes have three year terms, interest rates of 6% to 8% per annum, and are accompanied by Registration Rights Agreements. The Company received net proceeds of $1,515,000 from the Notes and issued a total of 70,000,000 seven year warrants at exercise prices ranging from $0.0014 to $0.01 per share. Subsequent to September 30, 2007 the Company entered into callable secured convertible debt financing (the "Notes") for a total of $275,000 and net proceeds of $260,000 and issued seven year warrants to purchase 15,000,000 common shares at an exercise price of $0.004 per share. Terms of the Notes are similar to previous callable convertible debt financings.

The Notes are convertible into common stock at the lesser of $0.10 or 50% of the market price of the Company’s common stock, as defined. Additionally, the Notes are secured by substantially all of the Company’s assets and are further secured by 14,550,558 common shares of the Company which are owned by an officer/stockholder. The Notes have an additional provision that the Company may redeem the debt prior to maturity by paying all outstanding balances plus a prepayment penalty ranging from 40% to 50%, depending on the terms of the Notes. This prepayment option is only available when a sufficient number of shares is authorized and outstanding to fully convert all the Notes and accrued interest.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

The face amount of all the callable secured convertible notes and accrued interest was $4,354,491 and $3,191,759 as of September 30, 2007 and December 31, 2006, respectively.

The Notes are potentially convertible into an unlimited number of shares of common stock. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. The Notes were convertible into 2,271,908,504 and 586,181,548 common shares at September 30, 2007 and December 31, 2006, respectively, and the embedded derivatives had estimated fair values of $4,549,282 and $4,876,175, at September 30, 2007 and December 31, 2006, respectively. Under the terms of the various agreements, the prepayment option is only available to the Company if it has sufficient authorized shares to fully convert the debt and accrued interest. Since the Company did not have sufficient shares on September 30, 2007 to convert the debt, the prepayment option was not available, and consequently, there was no value to the option. The fair value of the conversion features at September 30, 2007 was estimated using the Black-Scholes option pricing model. The fair value of the conversion features and the prepayment penalties at December 31, 2006 was estimated in a single valuation model, using the Black-Scholes option pricing model to value the estimated stream of conversions and the prepayment penalties, and computing a weighted average value based on estimated probabilities that the debt would be converted under the terms of the agreements or paid off prior to maturity. The estimated fair value of the conversion features and prepayment penalties (when applicable) exceeded the carrying value of the Notes and the change in this excess amount for each reporting period is recorded as a gain or loss on derivative instruments in the Condensed Consolidated Statements of Operations. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

In addition, all warrants and options that are exercisable during the period in which the Notes are outstanding are required to be recorded as liabilities at their fair value. Warrants and options to acquire a total of 128,788,001 and 58,599,501 common shares were outstanding at September 30, 2007 and December 31, 2006, respectively, and had estimated fair values of $282,487 and $380,083 at September 30, 2007 and December 31, 2006, respectively. The fair value of warrants and options was estimated using the Black-Scholes option pricing model.

Following is a summary of the gains and (losses) on derivative instruments by reporting period:

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Convertible debt derivative	$ 868,638	$(1,850,664)	$1,489,626	$(479,444)
Warrant and option liability	894,269	(372,146)	104,528	(250,960)
	$1,762,907	$(2,222,810)	$1,594,154	$(730,404)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Assumptions used to value these instruments included assuming the Notes would be converted to common stock in equal amounts on a monthly basis, beginning October 2007, until the estimated full conversion of each Note, assuming all warrants and options would be exercised on their respective expiration dates, using volatility rates ranging from 94% and 115% for September 30, 2007 and 87% to 109% for December 31, 2006, and using risk free interest rates ranging from 3.43% to 4.59% for September 30, 2007 and 4.625% to 4.75% for December 31, 2006.

During the period of January 1, 2007 to September 30, 2007, the Noteholders converted a total of $633,822 of the Notes into 163.8 million common shares. Subsequent to September 30, 2007 through November 11, 2007 the Noteholders converted a total of $271,827 of the Notes into 225.2 million common shares.

In connection with the above described Notes, the Company entered into Registration Rights Agreements (the "Agreements") with the Noteholders, whereby the Company has agreed to use its best efforts to file, and have declared effective, registration statements with the Securities and Exchange Commission (SEC) within a specified number of days from the date of the Notes. The Company is required under the Agreements to register a number of shares no less than 2 times the number of shares required to convert all the convertible Notes. Each of the Notes have three year terms and the last Notes were issued on August 21 27, 2007.

These arrangements are classified as registration payment arrangements under FSP EITF 00-19-2. This standard became effective for the first quarter of 2007 and requires the Company to evaluate the probability of incurring penalties related to non-performance of the requirements of the Agreements. The Agreements provide for a penalty of 2% per month of the outstanding principal balance of the Notes if various provisions of the Agreements are not met, which amounted to $78,696 as of September 30, 2007. The penalties would be incurred for as long as the terms of the Agreements are not met. At the Company’s election, the penalties may be settled in either cash or in the Company’s common stock priced at the Conversion Price as defined in the Notes. As of September 30, 2007 our evaluation of the Agreements and the penalty provisions determined that the probability of incurring the penalties is remote, and accordingly, no amount for these penalties has been accrued.

The Securities Purchase Agreements require the Company to have at least twice the number of shares authorized and outstanding as is needed to fully convert all the outstanding debt and warrants. As of September 30, 2007 this requirement is not being met. The investors could require the Company to pay standard liquidated damages of 3% per month of all outstanding obligations, either in cash or shares. This would amount to $130,635 per month as of September 30, 2007. Our assessment of the penalty is that it is reasonably possible it would be incurred, but not probable. Accordingly, no accrual has been made for the penalty. This is also a breach of covenants under the terms of the Notes and would be an event of default if not cured within 10 days of notice from the investors. No notice has been given to date, so no event of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

default has occurred. If the investors were to give notice of default, the Company could be required to pay 130% to 140% of the outstanding balances of the Notes and accrued interest, depending on the terms of each Note. The investors have the option to demand these amounts be paid in common stock.

4. As of September 30, 2007 we have accrued for liabilities, including interest, of $539,954 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $367,127 (reflected in Capital Lease Obligations) plus $58,635 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $28,391 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of September 30, 2007, the recorded liability for these cases was $163,897. We are current in our payments under the respective settlement agreements.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $188,910, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at September 30, 2007 is $3,600,271. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of September 30, 2007 and December 31, 2006. The raw material and work in progress balances below include $606,127 and $405,631 in silver bearing unprocessed photochemicals or partially processed materials as of September 30, 2007 and December 31, 2006, respectively.

	Sept. 30,	Dec. 31,
	2007	2006
Finished goods	$45,607	$ 19,275
Work in progress	471,607	340,594
Raw materials	324,861	292,691
	842,075	652,560
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$737,914	$548,399

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2006 through September 30, 2007:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	41,496,924	584,810,362	226,000	626,533,286
Exercised	(100,000)	(111,222,642)	-	(111,322,642)
Expired/Adjusted	(10,110,683)	(22,229,551)	(12,000)	(32,352,234)

Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	70,000,000	1,849,559,442	181,000	1,919,740,442
Exercised	-	(163,832,486)	-	(163,832,486)
Expired/Adjusted	(6,284,500)	-	(30,000)	(6,314,500)

Under option, Sept. 30, 2007	122,315,001	2,271,908,504	6,473,000	2,400,696,505

The average price for all warrants and options granted and exercised was $0.0023 for the nine months ended September 30, 2007 and $0.0146 for the year ended December 31, 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The following table summarizes the warrants and options outstanding as of September 30, 2007:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
August 2014
	20,000,000	$0.0014
January to June 2014
	50,000,000	0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
June 2008
	100,000	0.150
July 2010 to February 2011
	3,740,001	0.150
January to March 2008
	5,625,000	0.225
December 2007
	1,850,000	0.375
Total Warrants	122,315,001		$0.0406

Convertible Debt Options:
July 2008 to August 2010
	2,271,908,504	$0.0019	$0.0019

Employee Options:
August 2007 to February 2017
	456,000	$0.150
One year after employment ends
	1,600,000	0.150
May 2017
	25,000	0.160
October 2007
	250,000	0.200
January 2015 to August 2017
	125,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,473,000		$0.2388
Total Warrants and Options	2,400,696,505		$0.0045

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

The 2,271,908,504 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of September 30, 2007 $4,354,491 of principal and accrued interest were convertible into common stock at the lower of $0.10 per share or 50% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Earnings (Loss) per Common Share:

Basic Earnings (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during the three and nine months ended September 30, 2007 and 2006.

Diluted Earnings (loss) per common share assumes that any dilutive convertible debt outstanding and stock options and warrants were converted on the first day of the period. Interest expense (net of tax) incurred the period that is related to convertible debt is added back to net income for purposes of the computation. Any stock options or warrants with exercise prices below the weighted average market price for the quarter are excluded from the computation. For purposes of computing diluted earnings per common share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of basic and diluted earnings (loss) per common share (EPS) for the three and nine months ended September 30, 2007 and 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

	Three months Ended Sept 30,		Nine months Ended Sept 30,
	2007	2006	2007	2006
Net Income (Loss)	$ 544,325	$(3,103,563)	$(1,159,645)	$ (3,108,812)
Less: Preferred stock dividends	-	-	-	-
Basic EPS income (loss) available to common stockholders	544,325	(3,103,563)	(1,159,645)	(3,108,812)
Interest on convertible securities, net of tax	75,464	-	-	-
Diluted EPS income (loss) available to common shareholders	$ 619,789	$(3,103,563)	$(1,159,645)	$(3,108,812)

Weighted average number of shares outstanding (1,000’s)	466,067	253,718	407,278	226,831
Common equivalent shares (1,000’s)	2,287,909	N/A	N/A	N/A
Diluted average number of shares outstanding (1,000’s)	2,753,976	253,718	407,278	226,831

Per share amount -basic	$0.001	$(0.012)	$(0.003)	$(0.014)
Per share amount- diluted	$0.0002	$(0.012)	$(0.003)	$(0.014)

Warrants, options, and shares to be issued, totaling 2,424,844,738 and 387,068,823 shares as of September 30, 2007 and 2006, respectively, would dilute EPS, and accordingly are not included in the computation of EPS for the nine months ended September 30, 2007 and the three and nine months ended September 30, 2006.

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

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2007 and 2006 was $11,436 and $591, respectively, and is included in general and administrative expenses. Total estimated share-based compensation expense recognized under SFAS 123R for the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

nine months ended September 30, 2007 and 2006 was $13,161 and $3,881, respectively.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2006.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Revenues:
GOLD’n GRO Fertilizer	$ 535,352	$ 294,849	$1,913,976	$1,393,223
Mining Technical Services	8,329	3,300	14,957	25,211
Consolidated Revenues	$ 543,681	$ 298,149	$1,928,933	$1,418,434

Gross Profit (Loss):
GOLD’n GRO Fertilizer	$ 19,061	$ (8,231)	$162,945	$125,569
Mining Technical Services	(1,909)	(3,651)	(11,011)	(4,405)
Consolidated Gross Profit (Loss)	$ 17,152	$(11,882)	$151,934	$121,164

Operating Income (Loss):
GOLD’n GRO Fertilizer	$(669,758)	$(440,231)	$(1,589,561)	$(1,209,785)
Mining Technical Services	(203,784)	(143,318)	(569,120)	(382,095)
Consolidated Operating Income (Loss)	$(873,542)	$(583,549)	$(2,158,681)	$(1,591,880)

Other Income (Expense):
GOLD’n GRO Fertilizer	$1,421,691	$(2,520,014)	$ 856,318	$(1,614,751)
Mining Technical Services	(3,824)	-	142,718	97,819
Consolidated Other Income (Expense)	$1,417,867	$(2,520,014)	$ 999,036	$(1,516,932)

Net Income (Loss) before taxes:
GOLD’n GRO Fertilizer	$751,933	$(2,960,245)	$(733,243)	$(2,824,536)
Mining Technical Services	(207,608)	(143,318)	(426,402)	(284,276)
Consolidated Net Income
(Loss) before taxes	$544,325	$(3,103,563)	$(1,159,645)	$(3,108,812)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	Sept. 30,	December 31,
	2007	2006
Current Assets:
GOLD’n GRO Fertilizer	$975,932	$ 638,562
Mining Technical Services	7,204	4,304
	983,136	642,866
Property and Equipment, net:
GOLD’n GRO Fertilizer	2,795,309	2,857,051
Mining Technical Services	87,311	86,487
	2,882,620	2,943,538
Other Assets, net:
GOLD’n GRO Fertilizer	109,134	111,573
Mining Technical Services	3,483	3,483
	112,617	115,056
Total Assets:
GOLD’n GRO Fertilizer	3,880,375	3,607,186
Mining Technical Services	97,998	94,274
Total Segment Assets	3,978,373	3,701,460
Itronics Inc. assets	28,453,162	27,028,313
Less: inter-company elimination	(27,980,491)	(26,464,234)
Consolidated Assets	$4,451,044	$4,265,539

11. The Company holds marketable securities that are available for sale, which consist solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to market value at each balance sheet date. The adjustment to market value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at September 30, 2007 and $-0- at December 31, 2006. No losses were reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2007. No gains were reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2006. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment listed in the below table

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Unrealized holding gains (losses)
arising during the period	$ -	$ -	$ 2,246	$ -
Reclassification adjustment	(3,115)	-	(2,246)	39,889
Other Comprehensive Income (Loss)	$(3,115)	$ -	$ -	$ 39,889

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Gross proceeds from sale of securities	$ 35,870	$ -	$142,088	$229,374

Gross gains from sale of securities	$ -	$ -	$ 7,718	$ 97,728
Gross losses from sale of securities	(3,983)	-	(3,983)	-
Net Gains (Losses) from sale of Securities	$(3,983)	$ -	$3,735	$ 97,728

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

Results of Operations

We reported consolidated revenues of $543,681 for the quarter ended September 30, 2007, compared to $298,149 for the prior year quarter, an increase of 82%. The increase was due primarily to an increase in GOLD’n GRO Fertilizer segment revenue of $240,500, or 82%. The consolidated net income was $544,325, or $0.001 per share, for the quarter ended September 30, 2007, compared to a net loss of $3,103,563 or $0.012 per share for the comparable 2006 period, an improvement of $3,647,900. Consolidated revenues for the first nine months of 2007 were $1,928,933 compared to $1,418,434 for the prior year period, an increase of 36%. The consolidated net loss was $1,159,645 or $0.003 per share, for the nine months ended September 30, 2007, compared to a net loss of $3,108,812 or $0.014 per share for the comparable 2006 period, a decreased loss of $1,949,200.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resulting operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006
Revenues
Fertilizer	$ 241,693	$ 145,828	$ 1,411,442	$ 1,046,103
Photochemical services	$ 206,265	$ 22,953	$ 294,243	$ 60,310
Silver	$ 87,394	$ 126,068	$ 208,291	$ 286,810
Total Revenue	$ 535,352	$ 294,849	$ 1,913,976	$ 1,393,223
Gross profit (loss)	$ 19,061	$ (8,231)	$ 162,945	$ 125,569
Operating income (loss)	$(669,758)	$ (440,231)	$(1,589,561)	$(1,209,785)
Other income (loss)	$1,421,691	$(2,520,014)	$ 856,318	$(1,614,751)
Net income (loss) before taxes	$ 751,933	$(2,960,245)	$ (733,243)	$(2,824,536)

Total segment revenues for the third quarter of 2007 were approximately $535,400, an increase of 82% from the third quarter of 2006. Total fertilizer sales for the quarter were $241,700 (317 tons), compared to $145,800 (219 tons) for the 2006 third quarter, an increase of 66% in dollars and an increase of 44% in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $185,000 (200 tons) and $93,700 (108 tons) for the third quarter of 2007 and 2006, respectively, an increase of 98% in dollars and 85% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $49,000 (115 tons) and $41,300 (110 tons) for the third quarter of 2007 and 2006, respectively, an increase of 19% in dollars and 5% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006. Sales of this product were $1,900 (1 ton) and $1,800 (1 ton) for the third quarter of 2007 and 2006, respectively, a nominal increase in dollars. The overall increase in sales was due to a combination of price increases of the GOLD’n GRO fertilizers, sales to new customers within our distribution network, and a shift in sales efforts toward higher value products. Total photochemical services revenue for the quarter increased $183,300 due primarily to Photochemical Silver Concentrator sales of $164,500. Photochemical services revenue, excluding the Concentrator sales, increased 82% on an increased volume of 312% from the third quarter of 2006 due to the addition of several new wholesale customers in the fourth quarter of 2006 and early 2007. Silver sales were $87,400 (6,337 ounces) for the quarter, compared to $126,100 (10,352 ounces) for the prior year third quarter, a decrease of 31% in dollars and 39% in ounces. The decrease is primarily from decreased sales of processed silver bullion due to reduced furnace availability caused by power surges in the electrical supply. We are working with the local power company to solve the electrical surge problem.

Cost of sales increased $213,200 due primarily to increases in raw materials costs of $181,700 resulting from increased sales and payroll costs of $17,800 related to increased volume in photochemical services. The segment recorded a gross profit of $19,100 for the quarter, compared to a gross loss of $8,200 for the third quarter of 2006, an increased gross profit of $27,300.

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

Segment operating expenses increased $256,800 from the third quarter of 2006. This was primarily due to increases of $180,700 in sales and marketing expenses related to increased corporate marketing and the addition of an agronomist to the staff in May 2006 and $71,100 in general and administrative costs of related to consulting expenses for capital raising and other general corporate purposes.

These factors resulted in a 2007 third quarter segment operating loss of $669,800 compared to a loss of $440,200 for the third quarter of 2006, an increased operating loss of $229,500, or 52%.

Other income (expense) was an income of $1,421,700 for the quarter, compared to an expense of $2,520,000 for the 2006 third quarter, an improved other income of $3,941,700. The increase in other income is due primarily to an increase in gain on derivative instruments of $3,985,700. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other income resulted in a segment net income before taxes of $751,900 for the quarter ended September 30, 2007, compared to segment net loss before taxes of $2,960,200 for the prior year quarter, a improvement of $3,712,200.

For the first nine months of 2007, segment revenues were $1,914,000, compared to $1,393,200 for the comparable 2006 period, an increase of 37%. The increase is due to increases in fertilizer and photochemical services revenues. Gross profit for the first nine months of 2007 was $162,900, compared to $125,600 for the comparable prior year period, an improvement of 30%. Operating loss for the first nine months of 2007 was approximately $1,589,600 compared to $1,209,800 for the first nine months of 2006, an increased loss of $379,800, or 31%.

Other income (expense) was an income of $856,300 for the first nine months of 2007, compared to an expense of $1,614,800 for the comparable 2006 period, an increased income of $2,471,100. The increased income is due to an increased gain on derivative instruments of $2,324,600 and an increase in gains on sale of investments of $206,000. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $733,200 for the nine months ended September 30, 2007, compared to $2,824,500 for the prior year period, a decreased loss of $2,091,300, or 74%.

MINING TECHNICAL SERVICES

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2007	2006	2007	2006
Revenues	$ 8,329	$ 3,300	$ 14,957	$ 25,211
Gross profit (loss)	$ (1,909)	$ (3,651)	$ (11,011)	$ (4,405)
Operating income (loss)	$(203,784)	$(143,318)	$(569,120)	$(382,095)
Other income (expense)	$ (3,824)	$ -	$ 142,718	$ 97,819
Net income (loss) before taxes	$(207,608)	$(143,318)	$(426,402)	$(284,276)

Mining technical services revenue was $8,300 for the quarter ended September 30, 2007, compared to $3,300 for the comparable quarter of 2006, a nominal increase. Cost of sales increased nominally. These factors resulted in a third quarter gross loss for the segment of $1,900 compared to $3,700 for the prior year third quarter, a nominal decreased loss.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended September 30, 2007 and 2006 we allocated costs of approximately $60,900 and $57,600, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into at least the first quarter of 2008. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. In recent months traffic volume has expanded to a level that we believe makes it worthwhile for gold exploration companies to begin paid advertising on the website. A program to solicit advertising customers is being developed and is being offered to gold exploration companies. We hired a manager of marketing and sales in October 2006. He is responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry.

Total segment operating expenses for the third quarter of 2007 increased $62,200, due primarily to increased sales and marketing costs related to corporate marketing and to the insidemetals.com website discussed above.

The combination of these factors resulted in a 2007 third quarter segment operating loss of $203,800, compared to an operating loss of $143,300 for the third quarter of 2006, an increased operating loss of $60,500, or 42%.

Other income (expense) for the third quarter of 2007 was an expense of $3,800 compared to no gain for the prior year third quarter, a nominal change.

The changes in operating loss and other income resulted in a segment net loss before taxes of $207,600 for the quarter ended September 30, 2007, compared to a loss of $143,300 for the prior year quarter, an increased loss of $64,300, or 45%.

For the first nine months of 2007, segment revenue totaled $15,000 compared to $25,200 for the first nine months of 2006, a decrease of 41%. This is primarily attributable to completion of a technical services project in the first quarter 2006. Gross loss for the first nine months of 2007 was $11,000, compared to a gross loss of $4,400 for the comparable prior year period, an increased gross loss of $6,600. Operating loss for the period was $569,100 compared to an operating loss of $382,100 for the comparable 2006 period, an increased operating loss of $187,000, or 49%.

Other income (expense) for the first nine months of 2007 was income of $142,700 compared to income of $97,800 for the prior year period. This increase is due to due to the sale of a membership interest in the Company’s worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $426,400 for the nine months ended September 30, 2007, compared to a net loss of $284,300 for the prior year period, an increased loss of $142,100, or 50%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2007 operating loss of $873,500, compared to $583,500 for the third quarter of 2006, an increased operating loss of $290,000, or 50%. Net income before taxes for the third quarter 2007 was $544,300 compared to a net loss before taxes of $3,103,600 for the prior year third quarter, an improvement of $3,647,900. For the nine month period ended September 30, 2007 the operating loss was $2,158,700 compared to $1,591,900 for the prior year comparable period, an increased operating loss of $566,800, or 36%. Net loss before taxes for the nine months ended September 30, 2007 was $1,159,600 compared to $3,108,800 for the prior year nine month period, a decreased loss of $1,949,200, or 63%.

Changes in Financial Condition; Capitalization

Cash amounted to $20,300 as of September 30, 2007, compared to $27,700 as of September 30, 2006. Net cash used for operating activities was approximately $1,592,500 for the first nine months of 2007. The cash used for operating activities during the period was financed primarily by proceeds of $1,515,000 from the issuance of callable secured convertible notes, less $102,100 in debt issuance costs, and sale of investments of $348,000.

Total assets increased $185,500 during the nine months ended September 30, 2007 to $4,451,000. Current assets increased $267,900 due to increases in cash of $20,300, accounts receivable of $124,700, and inventory of $189,500. These increases were partially offset by a decrease in prepaid expenses of $66,700. Inventory increased primarily due to a combination of a build-up of silver in solution resulting from greater volume coming from the new customers discussed above. Net property and equipment decreased $60,900 due to investment in equipment totaling $96,100, primarily costs related to an air purification system in the refinery, which was offset by current period depreciation and amortization. Other assets decreased $21,500 due to amortization of deferred loan fees related to the callable secured convertible note financing.

Current liabilities decreased during the nine months ended September 30, 2007 by $95,000 and total liabilities decreased by $154,800. The decrease is primarily due to a decrease of $424,500 in the estimated fair value of derivative instruments. The major components of this decrease include $1,585,000 in new convertible debt borrowing, $210,700 in accrued interest, which were offset by a net decrease in estimated fair value of derivative instruments of $1,594,200 and the conversion of $633,800 of convertible debt into common stock. Other changes in current liabilities include increases of $296,200 in current maturities of convertible notes and accrued interest, $42,500 in accounts payable, $62,100 in accrued expenses, and $38,400 in accrued interest. These increases were partially offset by decreases of $67,700 in accrued management salaries and $39,500 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the nine months ended September 30, 2007, working capital improved by $362,900 to a deficit balance of $9,776,700. The improvement is due primarily to the decrease in estimated fair value of derivative instrument liabilities discussed above.

In order to solve the Company's liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The Company obtained financing of $2 million and $2.25 million in 2006 and 2005, respectively, through the issuance of callable secured convertible debt. During the first nine months of 2007, the Company obtained $1.585 million from the issuance of callable secured convertible debt. Subsequent to September 30, 2007, the Company issued Notes for $275,000 and received net proceeds of $260,000. We anticipate these funds will provide for our working capital needs until late November 2007. For the immediate future, the Company plans to obtain additional debt financing from this investor group.

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

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of September 30, 2007, no factored inventory and receivables were outstanding.

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

Due to the repelling ingredients in GOLD’n GRO Guardian, it will need to be registered with the EPA before it can be sold to the public. We have engaged consultants experienced in the EPA registration process and are presently working with them to do the work needed to complete the registration. In July 2007 we completed the first step in the registration process by completing a draft label. In October 2007 we completed the second step of the registration process, which is to have the product tested for safety in an independent laboratory. Results of the testing indicate the GOLD’n GRO Guardian to be of a low order of toxicity. Our consultants have advised us that a Caution label, which is the lowest risk category that the U.S. EPA classifies, may be required. In parallel with the registration process, we have reached agreement to enter into a long term supply arrangement with a large foreign manufacturer of the repelling ingredient. This ingredient also needs to be registered with the EPA. We submitted a registration application in July 2007 and the EPA accepted the application in early August 2007. An application for registration of a GOLD’n GRO Guardian product was filed in late October 2007. Registration approval is expected to take three to four months.

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

In September 2007, our Board of Directors approved the formation of a subsidiary to develop and commercialize our photochemical based thiosulfate technology to replace or neutralize cyanide in mining applications. This technology is expected to be used for mineral extraction, including mine tailings, and reclamation of heap leach operations. Our plan anticipates that shares in the subsidiary will be placed with private investors. The plan will include provisions for taking the subsidiary public to provide an exit strategy for the initial private investors.

7. Continue facilities expansion and technology development.

As fertilizer sales volume increases, we will need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. The first phase, construction of a containment area, was substantially completed in late 2006. While we believe that we can handle expected growth in 2007 with the existing load-out module, we hope to complete construction on the new load out equipment during the first half of 2008, subject to the availability of financing.

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

Because the solids handling requirements are not fully known at this time, the Company is utilizing modular development to create the individual process systems with the objective that when the actual larger scale requirements are better known it can integrate the individual processing systems into a viable solids processing flow sheet. The individual process systems for crushing and screening are in final stages of specification and sizing. The Company plans to install and start up the solids screening system during the fourth quarter of 2007 or early 2008. This system will be used initially to process silver-bearing iron matte and is expected to generate an increase in silver sales when implemented. The crushing system will be installed after the screening system is operational and is expected to produce further increases in silver output. Additional solids processing modules are being developed and will be discussed in more detail in future quarterly reports.

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

In September 2007, our Board of Directors approved the formation of a subsidiary to acquire multi-mineral properties and strategic small specialty companies that are in early stage or commercial operation. These subsidiaries have not been formed to date. These can be combined to form a larger operating company that will utilize our advanced environmentally compatible technologies to mine, extract, and sell mineral and metal products from multi-mineral properties. Our plan anticipates that shares in the subsidiary will be placed with private investors. The plan will include provisions for taking the subsidiary public to provide an exit strategy for the initial private investors.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2007 we have accrued for liabilities, including interest, of $539,954 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $367,127 (reflected in Capital Lease Obligations) plus $58,635 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $28,391 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of September 30, 2007, the recorded liability for these cases was $163,897. We are current in our payments under the respective settlement agreements.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities:

In July 2007 we issued an aggregate of 10,000,000 shares of common stock valued at $151,000 to Wakabayashi Fund, LLC. for corporate marketing services to be performed in 2007.

In August 2007, we issued an aggregate of 78,947 shares of common stock valued at $1,500 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the second quarter of 2007.

In August 2007, we issued an aggregate of 75,000 shares of common stock valued at $6,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our Company for periods in 2003 and prior.

In August 2007, we issued an aggregate of 30,000 shares of common stock valued at $570 to two of our employees as compensation for services performed on our behalf in their capacity as employees of our Company for the second quarter of 2007.

In August 2007, we issued an aggregate of 900,000 shares of common stock valued at $9,000 to Cervelle Group, LLC for corporate marketing services to be performed in 2007.

In September 2007, we issued an aggregate of 23,272,722 common shares to four accredited investors upon the conversion of $60,509 in callable secured convertible notes.

In September 2007, we issued an aggregate of 23,272,722 common shares to four accredited investors upon the conversion of $58,182 in callable secured convertible notes.

In September 2007, we issued an aggregate of 23,272,722 common shares to four accredited investors upon the conversion of $44,218 in callable secured convertible notes.

On September 28, 2007 John W. Whitney, our President, converted $18,500 in short term loans into 5 million common shares.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on August 1, 2007. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 37,000 shares of common stock to four of our employees in August 2007. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

In August 2007, the Company entered into a Securities Purchase Agreement with three accredited investors (the "Investors") for an aggregate amount of (i) $250,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock (the "Financing"). The Company anticipates that the proceeds of the Financing will be used to advance its eight part business plan which was summarized in its press release issued by the Company on June 3, 2005. The Financing will provide working capital to expand GOLD’n GRO fertilizer sales, EPA registration of the GOLD’n GRO Guardian deer repellant fertilizer, certain capital improvements to expand production capacity, and payment of existing debt obligations.

The Financing was completed in one closing. The closing consisted of gross proceeds of $250,000, less financing costs of $25,000, for net proceeds of $225,000.

The Investors received three year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into the Company’s common stock at a price equal to the lesser of (i) $0.10 or (ii) 55% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date. In addition, we granted the Investors a further security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

The parties entered into a Registration Rights Agreement whereby we are required to file a registration statement with the Securities and Exchange Commission within 180 days of closing, registering the common stock underlying the secured convertible notes and the warrants. If the registration statement is not declared effective within 180 days from the date of closing, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we may be required to pay liquidated damages in shares or cash, at our election, equal to two percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The Investors received seven year warrants to purchase a total of 20,000,000 common shares of the Company at a purchase price of $0.0014 per share.

Other than under these Agreements and under certain specified circumstances, should we issue shares of common stock below the market price, the exercise price of the warrants will be reduced accordingly.

The conversion price of the secured convertible notes and the exercise price of the warrants may be adjusted in certain circumstances such as if we pay a stock dividend, subdivide or combine outstanding shares of common stock into a greater or lesser number of shares, or take such other actions as would otherwise result in dilution of the selling stockholder's position.

The Investors have agreed to restrict their ability to convert their secured convertible notes or exercise their warrants and receive shares of our common stock such that the number of shares of common stock held by them in the aggregate and their affiliates after such conversion or exercise does not exceed 4.9% of the then issued and outstanding shares of common stock.

In addition to the above terms, the Company has agreed to restructure the current and all previous unpaid Callable Secured Convertible Notes ("the Notes") by increasing the discount on the conversion price from 45% to 50%, such that the conversion price is 50% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date, instead of the 55% as stated in the Notes and related Securities Purchase Agreements. This amendment to the various Notes and Securities Purchase Agreements will take effect when all of the remaining available common shares from the current registration statement under Form SB-2 are issued to the Noteholders upon conversion of a portion of the Notes. This occurred near the end of August 2007.

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

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at September 30, 2007 is $3,600,271. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $188,910, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Item 6. Exhibits

Exhibit 31.1         CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL

                     OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

                     ACT OF 2002                                                  39

Exhibit 31.2         CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                     TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002             41

Exhibit 32.1         CERTIFICATIONS OF PRINCIPAL EXZECUTIVE AND FINANCIAL

                     OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

                     ACT OF 2002                                                  43

Exhibit 32.2         CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                     TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002             44

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ITRONICS INC.

DATED: November 13, 2007                          By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                    (Principal Executive and Financial

                                                    Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 13, 2007                          By:/S/JOHN W. WHITNEY

                                                    John W. Whitney

                                                    President

                                                    (Principal Executive and Financial

                                                    Officer)

DATED: November 13, 2007                          By:/S/MICHAEL C. HORSLEY

                                                    Michael C. Horsley

                                                    Controller

                                                    (Principal Accounting Officer)