Form 10KSB
period 2007-12-31
ITRONICS INC
filed 2008-04-16
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

State issuer's revenues for its most recent fiscal year: $2,342,296.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of March 31, 2008, was $6,439,679.

As of March 31, 2008 there were issued and outstanding 999,996,999 shares of the Registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

ITRONICS INC. AND SUBSIDIARIES

2007 FORM 10-KSB ANNUAL REPORT

TABLE OF CONTENTS

ITEM 1. DESCRIPTION OF BUSINESS.

INTRODUCTION

We are the inventor and developer of the "Beneficial Use Photochemical, Silver, and Water Recycling" technology that produces environmentally beneficial GOLD'n GRO fertilizers and silver bullion.

We are an environmental process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated liquid fertilizer sold under the trademark GOLD’n GRO, deer repellant/fertilizer to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide development planning and technical services to the mining industry.

OUR PRODUCTS AND SERVICES

We currently operate the following two business segments under separate wholly owned subsidiaries:

GOLD’n GRO Fertilizer: This segment, known as Itronics Metallurgical, Inc., operates a fertilizer manufacturing, photochemical recycling, and silver refining facility. Revenues are generated by photochemical management services, sales of photochemical silver concentrators, sales of silver, and sales of GOLD’n GRO liquid fertilizers.

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

Itronics California, Inc.:

Itronics California, Inc. (ICI) was acquired in March 1999 by Itronics Metallurgical, Inc. ICI, originally named PD West, Inc., was acquired for its phosphoric acid recycling technology. ICI has no business operations but plans are to utilize the phosphoric acid technology and to eventually operate IMI's photochemical services and GOLD'n GRO fertilizer business in California.

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

In March 1998 IMI signed a five year definitive licensing, manufacturing, and distribution agreement with Western Farm Service, Inc. (WFS), one of the largest liquid fertilizer bulk retailers in the western United States. The agreement was renewed in March 2003 for another five years and again in March 2008, subject to annual cancellation provisions. The agreement grants WFS an exclusive license and right to manufacture and market IMI's GOLD'n GRO line of bulk liquid fertilizer products for the Turf & Ornamental and Specialty Agricultural markets in the states of Arizona, California, Hawaii, Idaho, Oregon, and Washington. WFS has approximately 100 agricultural retail outlets in these states. In the discussion below, and elsewhere in this report, we refer to this group of retail outlets as our licensed distributor network.

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

By the end of 2003, we had developed 13 fertilizers covering two categories: chelated liquid multinutrient fertilizers and chelated liquid micronutrient fertilizers. The fertilizers are sold both to the general public and through licensed and non-licensed distributors.

We are developing a deer repellent/fertilizer that will be sold under the trademark GOLD'n GRO Guardian. This product will use one of the GOLD'n GRO multi-nutrient liquid fertilizers as a base liquid, which has the property of being taken into the plant as a fertilizer and imparting odor and taste characteristics that are offensive to deer and other animals, such as rabbits, that eat plants. The GOLD'n GRO Guardian product was field tested during 2003 and was subsequently approved for use by the North American Deer Management Network. GOLD'n GRO Guardian is a repellent fertilizer and must be registered under both the pesticide regulations and the fertilizer regulations for each state in which it will be sold. The product must also be registered with the U.S. Environmental Protection Agency (U.S EPA) as a biopesticide. Introduction of this product for commercial sales will be delayed until the registrations are completed. In 2005 we acquired the interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product formula owned by Mr. Howland Green. We now own 100% of all rights related to GOLD’n GRO Guardian. Mr. Green has become one of our directors and is Northeast Manager for GOLD’n GRO Sales Development. Substantial funding over the next 24 months will be required to complete the U.S. EPA and California registration process and to begin manufacturing and sales.

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

GOLD’n GRO FERTILIZER

Operations

We operate a commercial scale plant to receive used photochemical liquids, recover the silver and other metals, and convert the demetallized liquids to liquid GOLD'n GRO fertilizer products. A critical component of this integrated manufacturing system is to match, within a reasonable range, the incoming volume of photochemical liquids with the utilization of those liquids in fertilizer or other manufactured products.

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

Our manufacturing plant is presently configured to produce 1.2 million gallons (on a single shift basis) of GOLD’n GRO fertilizer annually (about 5,700 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2007 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, and automation of certain manufacturing functions. Expansion is being done incrementally as fertilizer sales continue to grow.

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

3. Expand sales to new territories.

The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, Washington, and Utah, with the majority of our sales in central California. We completed registration of select GOLD’n GRO fertilizers in Idaho, Oregon and Washington in 2005 and in Utah in 2006; sales development is now underway. Two GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York and in New Jersey. Based on our experience, commercial sales can be generated approximately one to three years after introductory sales activities are initiated. We are in the process of identifying distributors for New York and the other seven northeastern states. Each new geographic area developed will require the same procedural approach.

The expansion into the Northwest states of Idaho, Oregon, Washington, and Utah is being managed by one field agronomist. The cost of maintaining that position ranges from $120,000 to $150,000 per year. The expansion into the Northeast states is being managed by one part time person at an annual cost of approximately $30,000. That person is also the lead person in seeking customers for our Photochemical Silver Concentrators. We may increase these spending levels in 2008, depending on sales support requirements.

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

We are developing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered GOLD’n GRO 11-0-0+5% Ca in Nevada and California. The registration of GOLD’n GRO 8-0-0+3% Mg is planned for the second quarter of 2008 at which time sales development will be started.

We are developing a new category of repellent fertilizers that are expected to be sold at higher profit margins than our other products. The GOLD’n GRO Guardian deer repellent fertilizer is an example of this type of specialty fertilizer. The U.S. market for deer repellents is believed to exceed $200 million in annual sales. Products currently in the market have limited effectiveness so we believe that there is a real opportunity for a line of systemic products that are effective for several weeks after each application. GOLD'n GRO Guardian small plot tests have shown effectiveness for 8 to 12 weeks as well as excellent wintertime effectiveness.

We acquired ownership interest in the GOLD’n GRO Guardian trademark, product rights, and the repelling product in 2005. We now own 100% of all rights related to GOLD’n GRO Guardian. Results of the research of the GOLD’n GRO Guardian deer repellent fertilizer has provided a basis for a bird (goose) repellent fertilizer that will be perfected for small plot field trials. Currently, this product line is strictly for non-food plant applications. We have engaged consultants experienced in the EPA registration process. We are presently working with them to plan the process and lab work needed to complete a series of registrations. One registration was issued in March 2008.

We believe the users of the GOLD’n GRO deer repellent fertilizer will be upscale homeowners, commercial landscapers, and municipal facilities, and wholesale and retail nurseries. Initial sales development will be centered in Utah and seven northeastern states.

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

As fertilizer sales volume increases, we need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. The first phase, construction of a containment area, was substantially completed in late 2006. While we believe that we can handle expected growth in 2008 with the existing load-out module, we hope to complete construction on the new load out equipment during the second half of 2008, subject to the availability of financing.

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

Our photochemical recycling fees are generated primarily from processing used photochemicals from our customer’s sites. We are now providing services to large national firms like Safety Kleen and Philips Environmental. We are also providing these services to smaller regional firms. Our primary competition is small regional firms.

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

More than 50 million tons of fertilizer products are sold annually in the United States. This includes almost 20 million tons of multi-nutrient fertilizers and almost 3.5 million tons of secondary nutrient and micro-nutrient products. About 38 percent of the total usage is as fluid fertilizers. Our 2007 sales represent less than 0.05 percent of the specialty ag segment of the fertilizer market.

Our GOLD'n GRO fertilizers are all liquid. There are major differences in manufacturing, distribution, and sale of liquid fertilizers as compared to dry fertilizers. Basic differences are described here so that the investor can better understand the technology, logistics, and application of liquid fertilizers and thereby gain a better understanding for the market niche that we operate in.

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

Only certain fertilizer distribution companies are specialized in marketing liquid fertilizers and have the facilities and equipment required to sell, deliver, and apply the liquid fertilizers. Our licensed distributor is one of those companies.

The GOLD'n GRO fertilizers are complex and represent a new category of liquid nutrition technology. The GOLD'n GRO fertilizers contain bulk chelating agents that conventional liquid fertilizers do not contain. The chelating agents, which are normally quite costly, are supplied as components of the starting photographic liquids. The chelating agents improve the availability of micronutrient metals such as zinc, iron, manganese, and the secondary nutrients calcium, and magnesium, and are an advanced nutrient delivery technology. The photoliquids also have a natural content of sulfur, the other important secondary nutrient. These chelate enriched multinutrient fertilizers distinguish the GOLD'n GRO liquids from other liquid fertilizers and are the main reason why the GOLD'n GRO liquid fertilizers represent a new type of nutrient delivery technology.

The deer repellent/fertilizer market is a new market for us. The users of this product will be upscale homeowners, commercial and municipal facilities, commercial nurseries, and landscape maintenance companies. The deer population is growing rapidly in the northeastern U.S. and so the center of gravity for this product is the northeastern seaboard states. The initial sales center will be in Rhode Island. The markets being served are the Commercial Landscape and wholesale and retail Nursery segments. The GOLD'n GRO Guardian line of products is strictly for non-food plant applications so the distribution channels are different from the channels being developed for GOLD'n GRO fertilizers.

The U.S. market for deer repellents is believed to be well in excess of $200 million per year. Products currently in the market are believed to have limited effectiveness so we believe that an opportunity exists for a line of systemic products that are effective for several weeks after each application. The GOLD'n GRO Guardian is demonstrating effectiveness for periods of 8 to 12 weeks, and may be able to provide "year round" protection. We are pursuing development of this line of products as rapidly as possible.

Photochemical Recycling

We estimate that there are more than 1,500 generators of photographic hazardous waste in the State of Nevada and more than 500,000 throughout the United States. This includes printed circuit board manufacturers, photo off-set printers, photographic developers, lithographers, photographers, micro-filming (banks, companies, etc.) and x-ray users (dentists, doctors, hospitals, podiatrists, orthopedic surgeons, veterinarians, radiologists and industrial x-ray users). We estimate the total annual market for recycling this category of waste to be in the range of $200 to $400 million.

We are aware of digital imaging and its impact on usage of conventional photography. The impact is different for each of the major segments; medical, color photography, and printing/microfiche. Digital imaging has made significant inroads into printing/microfiche processing with an almost 85% reduction in volume of photographic liquids over the past ten years. We are estimating that the volume of color photography waste liquids has been reduced by up to 50%. Digital photography is creating a new source of photowastes from Internet companies that combine digital imaging services with the ability to print high quality photographs for their customers. Digital methods are being adopted in the medical industry, and although the medical sector is relatively high growth with the aging U.S. population, digital imaging has had the effect of slowing the growth of waste photo liquids being generated and may lead to a decline in future years.

A larger impact on photo waste generation has been the pressure for companies to reduce the amount of waste generated at the operating sites. In photography, water was used in copious quantities for film rinsing and large quantities of low chemical content waste liquids were generated. With the tightening of regulation of discharge of contaminated waters the equipment manufacturers have focused on reducing water usage and the volume of photochemicals that are used. This attention to reduction of waste water has contributed to a reduction in the quantities of waste liquids being generated. It is expected that efficiency of use and associated waste reduction will continue, driven by increasing waste disposal costs. On-site photochemical recovery using a Photochemical Silver Concentrator and re-using the recovered water is expected to continue to become more and more attractive to large photochemical waste generators.

Environmental restrictions on disposal of chemicals are continuing to tighten throughout the United States with the result that now the rate of growth for our photochemical recycling business is dependent upon the rate and vigor of fertilizer sales growth.

The Company believes that the volume of photochemical liquids being generated in the United States continues to greatly exceed its needs for fertilizer manufacturing.

Silver

Nationally, more than 40 million ounces of silver are consumed in photomaterials annually. Approximately 30% of this is lost through disposal. The Silver Institute indicates that silver usage in photography declined in 2006.

Seasonality and Working Capital

In analyzing the market and industry competitors, it is apparent that two factors significantly impact our ability to penetrate these markets in a meaningful way. First, the seasonal aspect of fertilizer sales, which directly results in the second factor, the need for a much higher level of working capital when compared to other industries. Based on experience, we expect fertilizer sales to continue to have a strong seasonal component, with the primary sales season running from April through November each year, with an in-season low in July and August. In addition to the general seasonal nature of sales caused by normal weather patterns, unusual weather can further affect fertilizer sales, especially in winter and spring. For example, unusually cold or wet spring seasons may delay the growing cycle of various crops for which our fertilizers are utilized. To overcome weather related effects on fertilizer sales, we are evaluating markets in the southern areas of the United States where growing seasons are longer and, in some cases, year round.

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

During 2003, we completed a key phase of the research project to produce formulated glass products. The research identified three product categories: (1) a glass ceramic mixture that can be used to produce tile and other shapes suitable for glazing and commercial use; (2) glass formulations that can be used as "lead free" low and intermediate temperature glazes for decorative tile and the craft pottery trade; and (3) specialty boro-silicate glass formulations. The next phase of the research will focus on production of small quantities of products for evaluation and market studies and is expected to be completed over the next two to three years.

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

We launched the insidemetals.com website in 2005, targeting the companies and individuals interested in the mining and precious metals industry. The website is generating revenue by charging a subscription fee for monthly access to the site. Currently, the site contains an array of information about gold mining and gold mining stocks. We intend to add information on other mineral sectors gradually over time. A program to solicit advertising customers is being developed and is being offered to gold exploration companies. To assist with the sales development program of the website, we hired a manager of marketing and sales in October 2006. He was responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry. As no revenue was generated from this work, the position was eliminated in February 2008. We are presently evaluating the steps we need to take to improve the revenue growth from the website.

New technical consulting contracts are now being generated from this effort.

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

We anticipate that mining company professionals, all government agencies with minerals related responsibilities, financial industry investment professionals, and individual investors who have an interest in investing in mining companies but who have limited mineral industry knowledge will benefit from this Information Portal. The market scope for this service is global and is accessible with a "click of a mouse" in all countries of the world through the Internet. Whitney & Whitney, Inc. has contacts throughout the world and expects that the good will generated over a period of more than 25 years will provide market support for this service. The site is now receiving visits from more than 170 countries world wide.

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

ITEM 2. DESCRIPTION OF PROPERTY.

I. FACILITIES.

Itronics leases approximately 3,000 square feet of office space at 6490 South McCarran Blvd., Building C-23, Reno, Nevada. IMI leases approximately 2,000 square feet of warehouse space in Reno, Nevada. This space is being used for supply storage and will be used for manufacturing GOLD’n GRO Guardian.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2007 we have accrued for liabilities, including interest, of $544,965 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,358 (reflected in Capital Lease Obligations) plus $62,435 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $30,371 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of December 31, 2007, the recorded liability was $163,128. We are delinquent in our payments under the respective settlement agreements, but we are in contact with the lender’s legal representative and no collection action has been taken.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $189,110, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF ITS SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

(a). Market Information. The Company’s common shares are traded on the over-the-counter market under the symbol ITRO.OB, and quoted in the National Quotation Bureau, Inc.'s "pink sheets" and on the NASD Electronic Bulletin Board. In 2003 the Company’s stock began trading on the Frankfurt, Germany Stock Exchange under the symbol ITG. In 2004 the Company’s stock began trading on the Berlin Bremen Stock Exchange (Germany) under the symbol ITG.

The following table sets forth the high and low bid prices for the Company's common stock for each quarter for 2006, 2007, and through March 31, 2008.

	High Bid	Low Bid
3/31/06	$0.08	$0.04
6/30/06	$0.05	$0.02
9/30/06	$0.04	$0.01
12/31/06	$0.02	$0.01
3/31/07	$0.03	$0.01
6/30/07	$0.03	$0.01
9/30/07	$0.02	$0.004
12/31/07	$0.005	$0.002
3/31/08	$0.02	$0.003

These quotations reflect inter-dealer prices without retail markup, markdown, or commissions, and may not represent actual transactions.

(b) On March 31, 2008 the number of record holders of the Common Shares was approximately 1,052.

(c) Dividends.

The Company has paid no dividends.

Recent Sales of Unregistered Securities:

In October 2007 we issued an aggregate of 5,000,000 common shares John W. Whitney, our President, upon conversion of $18,500 in short term loans.

In October 2007, we issued an aggregate of 214,286 shares of common stock valued at $1,500 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the third quarter of 2007.

In October 2007, we issued an aggregate of 30,000 shares of common stock valued at $210 to two employees as compensation for services performed on our behalf in their capacities as employees of our Company for the third quarter of 2007.

In November 2007 we issued an aggregate of 7,761,710 shares of common stock valued at $15,523 to Wayne Baker as compensation for consulting services performed on our behalf in 2007.

In November 2007 we issued an aggregate of 1,600,000 shares of common stock valued at $200,000 to one accredited investor upon the conversion of the principal portion of his Series 2000 Convertible Note.

During the fourth quarter of 2007 we issued an aggregate of 382,925,910 common shares to four accredited investors upon the conversion of $387,545 in callable secured convertible notes.

On October 23, 2007, the Company entered into a Securities Purchase Agreement with three accredited investors (the "Investors") for an aggregate amount of (i) $275,000 in secured convertible notes, and (ii) warrants to purchase 15,000,000 shares of the Company’s common stock (the "Financing"). The Company anticipates that the proceeds of the Financing will be used to advance its eight part business plan which was summarized in its press release issued by the Company on June 3, 2005. The Financing will provide working capital to expand GOLD’n GRO fertilizer sales, EPA registration of the GOLD’n GRO Guardian deer repellant fertilizer, certain capital improvements to expand production capacity, and payment of existing debt obligations.

The Financing was completed in one closing. The closing consisted of gross proceeds of $275,000, less financing costs of $15,000, for net proceeds of $260,000.

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

The Investors received seven year warrants to purchase a total of 15,000,000 common shares of the Company at a purchase price of $0.004 per share.

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

In addition to the above terms, the Company has agreed to restructure the current and all previous unpaid Callable Secured Convertible Notes ("the Notes") by increasing the discount on the conversion price from 50% to 60%, such that the conversion price is 40% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date, instead of the 55% as stated in the Notes and related Securities Purchase Agreements.

On December 27, 2007, the Company entered into a Securities Purchase Agreement with three accredited investors (the "Investors") for an aggregate amount of (i) $200,000 in secured convertible notes, and (ii) warrants to purchase 15,000,000 shares of the Company’s common stock (the "Financing"). The Company anticipates that the proceeds of the Financing will be used to advance its eight part business plan which was summarized in its press release issued by the Company on June 3, 2005. The Financing will provide working capital to expand GOLD’n GRO fertilizer sales, EPA registration of the GOLD’n GRO Guardian deer repellant fertilizer, certain capital improvements to expand production capacity, and payment of existing debt obligations.

The Financing was completed in one closing. The closing consisted of gross proceeds of $200,000, less financing costs of $15,000, for net proceeds of $185,000.

The Investors received three year convertible notes (the "Notes") bearing simple interest at 8% per annum. The Notes are convertible into the Company’s common stock at a price equal to the lesser of (i) $0.10 or (ii) 35% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date. In addition, we granted the Investors a further security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

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

The Investors received seven year warrants to purchase a total of 15,000,000 common shares of the Company at a purchase price of $0.001 per share.

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

In addition to the above terms, the Company has agreed to restructure all previous unpaid Callable Secured Convertible Notes ("the Notes") by increasing the discount on the conversion price from 60% to 65%, such that the conversion price is 35% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date, instead of the 55% as stated in the Notes and related Securities Purchase Agreements.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on November 1, 2007. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 62,000 shares of common stock to four of our employees in October and November 2007. The options are exercisable at $0.15 to $0.16 per share per share and expire in three years to ten years from grant.

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

We are a process technology company that has developed what we believe is a unique technology for photochemical recycling. We, through our subsidiary, Itronics Metallurgical, Inc., extract more than 99% of the silver and virtually all of the other toxic heavy metals from used photoliquids and use this "Beneficial Use Photochemical, Silver and Water Recycling" technology to produce environmentally beneficial chelated multinutrient liquid fertilizer products sold under the trademark GOLD’n GRO, deer repellent/fertilizer products to be sold under the trademark GOLD’n GRO Guardian, and silver bullion. We also provide process planning and technical services to the mining industry and are operating and continuing to develop an internet website to provide gold mining company profiles to parties interested in the gold mining and precious metals industry.

Our fertilizer is sold primarily through Western Farm Service, Inc. (WFS), a wholly owned subsidiary of Agrium, Inc. (a NYSE company). Our distribution agreement with WFS gives them exclusive rights to sell our fertilizer products in Arizona, California, Hawaii, Idaho, Oregon, and Washington, which represented 99% of our fertilizer sales in 2007 and 95% of such sales in 2006. This agreement is discussed in more detail in the Business section. Our plans to increase GOLD’n GRO fertilizer sales, including plans to expand the product line, expand to more geographical regions in the U.S., enter new market segments, and add new distributors, are also discussed in more detail in the Business section.

We obtain a significant portion of our raw materials to manufacture fertilizer from used photoliquids. A byproduct of our fertilizer manufacturing process is silver. We sell three types of silver: silver bullion, 5 troy ounce 99.9% pure Silver Nevada Miner numismatic bars, and recycled film containing silver. Our processed silver bullion is sold to a commercial refiner under standard industry terms, which include pricing the silver based on published market quotes and applicable service fees. The Silver Nevada Miner bars sell to the consumer collectibles market. Recycled film is primarily X-ray film from hospitals that we sort and sell to a commercial film recycler; we are paid based on the value of contained silver, 30 to 45 days after shipment.

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

The majority of our raw material inventory is comprised of silver in photochemical solutions. The table below indicates that silver prices were relatively stable in 2001 to 2003, then rose dramatically in 2004 through 2007. We regularly compare our weighted average cost of silver per ounce to current market prices; historically we have not had impairment losses. The average London spot price of silver per ounce is shown as follows:

Year __________

Year 2001 2002 2003 2004 2005 2006 2007

Silver $4.36 $4.60 $4.88 $6.67 $7.32 $11.55 $13.38

We also provide consulting services to the mining industry. To supplement this business line, we launched an internet website. Our plans with regard to the website are discussed more fully in the Growth Plan and Implementation section below.

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

Revenue Recognition.

We operate two divisions: Photochemical Fertilizer and Technical Services. Within the fertilizer division, revenue is derived from three sources (1) sales of fertilizer, (2) photochemical recycling including pick up and transportation of photochemical waste and sales of Photochemical Silver Concentrators, and (3) sales of silver. Fertilizer and retail silver sales are recognized when goods are shipped to our customers. We pay 1% of invoice amount to our primary fertilizer distributor in order to receive accelerated payment terms. The fee is netted against fertilizer sales. Sales of silver bullion and silver in film are recorded when the silver content and the sales price are determined, which is approximately two weeks after shipment for silver bullion and 30 to 45 days after shipment for film. Returns since inception have been nominal; therefore, the Company has not established a returns allowance. Photochemical recycling fees are recognized in income after the used photochemical solution is removed from our customer sites and transported to our manufacturing facility.

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

Recent Accounting Pronouncements

In December 2006 the FASB staff issued FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" to specify the accounting treatment of contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement. Our callable secured convertible debt includes an obligation for us to file registration statements with the Securities and Exchange Commission (SEC) to register sufficient common shares for the note holders to convert the debt into common stock frames and also obligates us to have the registration statements declared effective by the SEC. This new standard requires us to evaluate the contingent future payments under the criteria of a probable loss under FAS 5. The Company adopted this new standard effective for the first fiscal quarter of 2007. The new standard has not had a significant impact on the Company’s financial position or results of operations.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted SFAS 155 in the first quarter of 2007 and it has not had a material impact on our consolidated financial position, results of operations or cash flows.

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

Comparison of the Year Ended December 31, 2007 with the Year Ended December 31, 2006.

We reported consolidated revenues of $2,342,296 for the year ended December 31, 2007, compared to $1,871,918 for the prior year, an increase of 25%. Revenues for the GOLD’n GRO Fertilizer segment increased by $471,600, or 26%. Revenues from the Mining Technical Services segment declined $1,200, or 4%. We reported a gross profit of $124,200 for the year ended December 31, 2007 compared to a gross profit of $75,200 for the year ended December 31, 2006, an improvement of $49,000, or 65%. The consolidated net loss for 2007 was $10,482,500 or $0.021 per share compared to a 2006 consolidated net loss of $3,809,900 or $0.016 per share, an increased loss of $6,672,600, or 175%.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses and the resultant operating loss and net loss, the discussion presented below is separated into our two operating segments.

PHOTOCHEMICAL FERTILIZER

Year Ended December 31,
	2007	2006
Revenue
Fertilizer	$ 1,663,361	$ 1,297,282
Photochemical recycling	$ 334,965	$ 128,033
Silver	$ 316,815	$ 418,265
Total Segment Revenue	$ 2,315,141	$ 1,843,580
Gross profit (loss)	$ 130,998	$ 83,462
Operating income (loss)	$(2,199,386)	$(1,682,464)
Net income (loss) before taxes	$(9,881,206)	$(3,370,803)

Revenues for the Photochemical Fertilizer segment totaled $2,315,100 in 2007, compared to $1,843,600 in 2006, an increase of $471,600, or 26%.

Fertilizer sales were $1,663,400 (1,958 tons) and $1,297,300 (1,746 tons) for 2007 and 2006, respectively. This represents an increase of 28% in dollars and an increase in tonnage of 12%. Our fertilizer product sales are presently grouped into three primary categories, Chelated Liquid Micro-nutrients, Chelated Liquid Multi-nutrients, and Chelated Secondary Nutrients. The Micro-nutrient category includes five products, which includes the two zinc products, GOLD’n GRO 9-0-1+7% Zn and GOLD’n GRO 9-0-2+3% Zn. These zinc products were introduced in 2001 and 2004, respectively. The Multi-nutrient category has a total of six products, which includes the GOLD’n GRO 4-0-9+6.6% S Base Liquid, which was introduced in 2003. The Secondary Nutrient category includes GOLD’n GRO 11-0-0+5% Ca which was introduced in 2006 and GOLD’n GRO 8-0-0+3% Mg which was registered in 2007. Sales of bulk Micro-nutrients were $1,362,500 (1,438 tons) and $1,080,000 (1,259 tons) for 2007 and 2006, respectively, an increase of 26% in dollars and 14% in tonnage. Sales of bulk Multi-nutrients were $201,700 (483 tons) and $172,200 (479 tons) for 2007 and 2006, respectively, an increase of 17% in dollars and an increase of 1% in tonnage. Sales of bulk Secondary Nutrients were $49,300 (37 tons) and $10,800 (9 tons) for 2007 and 2006, respectively. The increase in total sales dollars, was achieved by both volume and sales price increases during 2007.

Photochemical recycling revenue was $335,000 and $128,000 in 2007 and 2006, respectively, an increase of 162%. Excluding the current year sale of a Photochemical Silver Concentrator for $163,500, photochemical recycling revenue increased 34% on increased volume of 186%. In October and November 2006 we obtained two new large scale wholesale customers and in April 2007 we added a third wholesale customer. The addition of these customers is expected to increase photochemical raw material (on an unconcentrated basis) to a level about 50% greater than the volume at the end of 2004 when our contract with Shutterfly was ended (Shutterfly supplied 65% of our 2004 photochemical raw materials).

We previously developed statistical information that more than 50 million gallons of used liquid silver-bearing photochemicals are generated in the United States annually. Using conversion ratios developed for the GOLD'n GRO fertilizers, this is enough volume to support manufacture and sale of more than 100 million gallons of liquid fertilizer products, or about 500,000 tons, so we believe the raw material is available in the market to meet future manufacturing needs. Based on 2007 production usage, we estimate that current supplies of photochemical raw material in storage at our manufacturing plant, combined with ongoing receipts of material from other existing customers, is sufficient to meet fertilizer production needs through 2008, depending on fertilizer sales volumes. We anticipate that with continuing sales growth, we will need to obtain new large scale photochemical recycling customers to meet the demand.

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

Silver revenue was $316,800 and $418,300 for 2007 and 2006, respectively, a decrease of $101,500, or 24%. Sales of all silver or silver bearing products were $293,900 (21,818 ounces) for 2007, compared to $399,200 (33,690 ounces) for 2006. This is a decrease of 26% in dollars and 35% in ounces. The decrease is primarily from decreased sales of processed silver bullion due to a combination of closing the refinery during the first quarter for installation of a scrubber for air quality purposes and to problems with our power supply in to the refinery. The power supply issue has been reduced in recent months, but not eliminated. We are continuing to work with the local power company to solve the problem.

Combined cost of sales and operating expenses for the segment amounted to $4,514,500 in 2007, compared to $3,526,000 in 2006, an increase of 28%. Cost of sales increased approximately $424,000, primarily due to an increase of raw material costs of $267,000 from increased sales, $70,000 in increased payroll and related costs, and $27,700 in transportation costs related to increased travel for the new wholesale photowaste customers. The changes in revenues and cost of sales resulted in a 2007 gross profit of $131,000 compared to a gross profit of $83,500 in 2006, an improvement of $47,500, or 57%. Operating costs increased $564,500 due primarily to increases of $379,900 in sales and marketing, $59,800 in research and development, and $119,300 in general and administrative costs. Sales and marketing expenses increased primarily due to increased corporate marketing. The increase in research and development costs is related primarily to the EPA registration of the GOLD’n GRO Guardian deer repellant. General and administrative expenses increased primarily due to $161,700 in consulting services for seeking operational funding, which was partially offset by a reduction in payroll and related costs of $54,200.

A significant portion of our silver inventory is contained in byproducts from our refining process. We have developed new procedures to more cost effectively obtain this silver and initial plans were to install the necessary equipment in 2006 and recover the majority of it during 2006. The project was delayed by the necessity of installing air purification equipment in the refinery. The air purification system was substantially completed in March 2007. Plans were developed to determine the specifications of the equipment needed to process the byproducts and obtain the silver. We estimate there will be a two stage process of equipment installation. The equipment for the first stage was received in early 2008 and a temporary installation has been completed. Silver recovery is expected to begin during the second quarter of 2008. Planning is underway for the second stage, and, subject to funding, is expected to be completed in the third quarter of 2008. In order to determine the amount of the silver contained in these materials, we developed an estimate of recoverable silver ounces. Accordingly, we recorded a recoverability reserve of $70,200 based on our estimate of recoverable silver at December 31, 2006. The portion of silver that we estimate will be recovered in 2008 was deemed to be slow moving inventory, and accordingly, we recorded a reserve of $34,000. Our review of these reserves determined that the reserves were adequate as of December 31, 2007.

These changes in revenues and operating expenses resulted in a segment operating loss of $2,199,400 in 2007, compared to $1,682,500 in 2006, an increased loss of $516,900 or 31%.

Other income (expense) increased to a net expense of $7,681,800 for 2007, compared to a net expense of $1,688,300 in 2006, an increased net expense of $5,993,500. The primary reason for the increased expense is an increase of the loss on derivatives of $6,256,700, which is related to the callable secured convertible debt financing obtained in July 2005 and subsequent dates. This increase was partially offset by a decrease in interest expense of $87,100 related to the convertible debt financing and other income of $205,900 from the sale of a membership interest in our worker’s compensation mutual insurance company.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $9,881,200 for 2007 compared to $3,370,800 for 2006, an increased loss of $6,510,400 or 193%.

MINING TECHNICAL SERVICES

	Year Ended December 31,
	2007	2006
Revenue	$27,155	$ 28,338
Gross profit (loss)	$(6,838)	$ (8,269)
Operating income (Loss)	$(744,042)	$(542,042)
Net income (loss) before taxes	$(601,318)	$(439,082)

Mining technical services revenue totaled $27,200 for 2007 compared to $28,300 for 2006, a decrease of 4%. Included in these revenue figures are pass-through expenses of $1,500 and $2,500 for 2007 and 2006, respectively. Excluding these amounts, revenues amounted to $25,600 and $25,800 for 2007 and 2006, respectively, a nominal decrease. The number of clients we serve and the amount of work needed by those clients varies from period to period.

Combined cost of sales and operating expenses totaled $771,200 for 2007 compared to $570,400 for 2006, an increase of 35%. Research and development expense increased $41,700. Research and development expense is related to the development of the insidemetals.com website. The majority of this expense is an allocation of personnel costs. Sales and marketing increased $152,500 due to the addition of a marketing position in October 2006 and to increased advertising related to the insidemetals.com website.

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding photochemical recycling segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the photochemical recycling segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the years ended December 31, 2006 and 2005 we allocated costs of approximately $248,500 and $206,900, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now fine-tuning the general presentation and functionality of the site, as well as improving the profiled mining company information. We expect this level of spending to decline beginning in the first quarter of 2008. As improvements to the site are completed and information maintenance becomes routine, we will adjust or redirect staff resources as needed. A program to solicit advertising customers was developed and is being offered to gold exploration companies beginning in the first quarter of 2007. We hired a manager of marketing and sales in October 2006. He was responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry. As no revenue was generated from this work, the position was eliminated in February 2008. We are presently evaluating the steps we need to take to improve the revenue growth from the website.

The above changes in revenues and operating expenses resulted in a segment operating loss of $744,000 for 2007, compared to $542,000 for 2006, an increased operating loss of $202,000 or 37%.

Other income (expense) is a net gain of $142,700 for 2007, compared to a net gain of $103,000 in 2006, an improvement of $39,800. The improvement is due to the sale of a membership interest in our worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $601,300 for 2007, compared to $439,100 for 2006, an increased loss of $162,200, or 37%.

Changes in Financial Condition; Capitalization

We had a cash balance of $93,000 as of December 31, 2007 compared to a cash overdraft of $13,800 as of December 31, 2006. Net cash used by operations was $1,890,900 in 2007 compared to $1,698,200 in 2006. Operating resources utilized to finance the 2007 operations include approximately $859,400 in expenses paid with our common stock, $151,000 in increased accounts payable, and $225,900 in deferred management salaries. Cash amounting to approximately $61,400 was invested in property and equipment in 2007, primarily for equipment in the manufacturing plant. Sale of our interests in our workers’ compensation mutual insurance company provided $348,000 in cash from investing activities. The primary financing source of cash in 2007 was $1,960,000 in proceeds from callable secured convertible debt, less $140,100 in debt issuance costs.

Total assets increased from $4,265,500 at December 31, 2006 to $4,355,900 at December 31, 2007. Current assets increased $193,700. The primary changes in current assets were increases in cash of $93,000 and $341,600 in inventory, which were partially offset by decreases in accounts receivable of $18,900 and $221,900 in prepaid expenses. The increase in inventory is primarily from silver in our photowaste products due to the refinery issues discussed above. The reduction in prepaid expenses was primarily due to a $250,000 2007 corporate marketing program paid in common stock at the end of 2006 that was not renewed for 2008.

Property and equipment decreased by $91,200 due to investment in equipment totaling $118,200, which was offset by an increase in accumulated depreciation and amortization of $209,500. Other assets decreased $12,200 due to in the amortization of deferred loan fees related to the callable secured convertible debt financing.

Total liabilities increased from $11,695,000 at December 31, 2006 to $20,019,800 at December 31, 2007, an increase of $8,324,800. Of this amount, current liabilities increased $8,896,300 and long term liabilities decreased $571,500. The primary increase in liabilities was due to the change in estimated fair value of our callable secured convertible Notes. The Notes must be accounted for as derivative liabilities and recorded at estimated fair value at each reporting date, which was $13,003,800 at December 31, 2007 and $4,876,200 at December 31, 2006. The increase in the estimated fair value of convertible debt derivatives of $8,127,600 in 2007 was primarily due to the addition of $2.06 million in Notes, offset by the conversion of $1.021 million in Notes, a reduction in our stock market price as of December 31, 2007 compared to previous periods, and an increase of the discount to market upon conversion of Notes from 45% at December 31, 2006 to 65% at December 31, 2007. In addition, all outstanding warrants and options are required to be recorded as derivative liabilities at estimated fair value, which was $231,200 at December 31, 2007 and $380,100 at December 31, 2006. The value of the warrants and options decreased primarily due to the decrease in our stock market price compared to previous periods. A more detailed discussion of the factors affecting the estimated fair value of our derivatives follows:

In estimating the fair value of warrants and options and determining the gain or loss on the derivative for each period, the most significant factor is the stock price at the end of each period. As the stock price goes up, the value of warrants and options goes up, and consequently there is a greater loss on derivatives. As the stock price goes down, the value of the warrants and options goes down and consequently there is a greater gain on derivatives. As of December 31, 2007, the stock price was $0.0026 and at December 31, 2006 it was $0.013. This decrease in stock price resulted in a reduction in the value of the warrants and options and consequently, there was a $156,200 gain on warrant and option derivatives for the year ended December 31, 2007.

The factors affecting the valuation of the convertible debt derivatives are more complex. As the stock price goes up, that would tend to increase the value of the derivative and therefore increase the loss. However, an increased stock price also results in fewer shares needed to convert the debt, which tends to lower the value and reduce the loss. The reverse is true as the stock price goes down. Another factor that affects the valuation model is the length of time it takes to convert the debt. We estimate that length by first determining the number of shares it takes to convert the debt based on the stock price on the balance sheet date. We then estimate how many shares will be issued to convert debt on a monthly basis based on recent conversion history from our investors. In general, the investors have increased the frequency of conversions and the number of shares converted as the stock price has gone down. Also affecting the conversion practice of the investors is recent changes in interpretation of the securities laws by the SEC as to the frequency of filing registration statements. It was originally contemplated under the general concept of this type of financing that registration statements could be filed as frequently as needed and with as many shares being registered as needed to meet the terms of the agreements. In recent months, the SEC has determined to restrict registration filings for the same investor group to once every six months and to restrict the number of shares being registered to approximately one third of the outstanding shares held by non-affiliates. This factor has tended to lengthen the estimated time it will take to convert the debt which increases the value of the debt derivatives, and therefore increases the loss on derivatives. However, beginning in the third quarter of 2007, some of our Notes have been outstanding over two years. At that point the investors can convert the debt into stock under Rule 144 without limitation, except for the 4.99% of outstanding shares under the terms of the agreements. Consequently, there has been a substantial increase in the frequency of conversions and in the number of shares being issued for each conversion. This would tend to shorten the time period necessary to convert the Notes into common stock. In the Black-Scholes option pricing model, this decreases the value of the derivatives, and therefore, increases the gain on derivatives. Conversely, at December 31, 2007 the lowered market price, combined with the increase in the market price discount from 45% to 65%, the number of shares needed to convert the debt is over 6 billion shares, which has substantially increased the length of time needed to convert all of the debt. At December 31, 2006 we had estimated a period of 16 months to convert the debt, while at December 31, 2007 the estimated period was 35 months. These factors resulted in a loss on convertible debt derivatives of $6,954,400 for the year ended December 31, 2007.

Current liabilities increased primarily due to the increase in convertible debt derivatives of $8,127,600 discussed above. Current liabilities also increased due to increases in accounts payable of $151,000, interest payable to management of $70,000, current maturities of convertible notes and accrued interest of $193,800, current maturities of long term debt of $391,500, and current maturities of capital lease obligations of $75,000. The current portion of long term debt and capital lease obligations increased due to the respective obligations being in default at December 31,, 2007, requiring the classification of all the debt as current liabilities.

In connection with the callable secured convertible debt discussed above, we registered 50 million shares in February 2006 and increased the authorized shares in March 2006 to 1 billion shares. We also completed registrations of 75 million shares each in October 2006 and June 2007.

Working Capital/Liquidity

During the year ended December 31, 2007, the working capital deficit was increased by $8,702,500 to a deficit balance of $18,842,100. The primary changes in working capital are the increase in callable secured convertible debt financing as discussed above. The Company has had limited cash liquidity since the third quarter of 2000. The Company has sought and obtained the funding described above, which has not been sufficient to maintain all obligations on a current basis. The cash shortage is primarily because fertilizer sales in 2007 and prior years did not expand to the extent anticipated, so operating losses were not reduced as expected. Second, the $15 million equity line of credit agreement with Swartz Private Equities, LLC (Swartz) was not able to function to meet the Company’s ongoing working capital needs and was allowed to expire on February 27, 2004. As a result, various private placements of stock with attached three year warrants were undertaken beginning in the fourth quarter of 2002 into 2005. In addition, the Company sold GPXM and other shares for net proceeds of $229,400 during the year ended December 31, 2006. We obtained callable secured convertible debt financing beginning in 2005 and received proceeds of $1,960,000, less debt issuance costs of $140,100 in 2007 and proceeds of $1,941,200, less debt issuance costs of $247,600 in 2006. Subsequent to December 31, 2007, we received net proceeds of $300,000 in additional callable secured convertible debt financing. We anticipate these proceeds will provide for the Company’s working capital needs to April 2008.

We are actively working to establish longer term financing that will provide capital sources for the Company’s financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

ITEM 7. FINANCIAL STATEMENTS

The response to this Item is submitted under Item 13.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

To our knowledge, there is no accounting or financial disclosure dispute involving any present or former accountant.

ITEM 8A CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our Principal Executive and Financial Officer and our Principal Accounting Officer. Based on that evaluation, our Principal Executive and Financial Officer and Principal Accounting Officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework.  During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007, management identified material weaknesses related to the following:

 Accounting and Reporting Oversight – Because of our size, we have ineffective segregation of duties relative to key financial reporting functions. However, one person in our company, our Principle Accounting Officer/Controller has extensive US GAAP accounting and SEC reporting experience. However, we do not have anyone else on staff with sufficient knowledge to review his work for completeness and accuracy. We do not have anyone with financial expertise on our Board so we have been unable to form an audit committee to perform oversight of this function.

In order to correct the foregoing weaknesses, we have taken the following remediation measures:

We continue to search for independent directors; however, given our current financial condition, we expect we will not be successful until we can become profitable and/or adequately funded.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE

A. I. Directors and Executive Officers - Summary Information.

The following are the directors and executive officers of the Company:

	Age as of
Name	12/31/07	Position	Position Held Since

Dr. John W. Whitney	61	President/Treasurer	May 1988
		Director
Howland S. Green	54	Northeast Manager	April 2005
		of GOLD’n GRO sales
		Director
Gregory S. Skinner	53	Secretary	December 1990
Duane H. Rasmussen	77	Vice President;	November 1997
		Vice President and	May 1994
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

ITEM 10. EXECUTIVE COMPENSATION.

Summary of Cash and Certain Other Compensation

The following table sets forth information as to the compensation of the Chief Executive Officer and the four most highly compensated officers whose compensation for the year ended December 31, 2007 exceeded $100,000:

Summary Compensation Table:
			Nonqualified
Name and			Deferred
Principal	Calendar	Compensation	All Other
Position	Year	Salary	Earnings	Compensation	Total
Dr. John W. Whitney:
President, Treasurer	2007	$131,000	$33,006	$ 3,138	$167,144
and Director (1) (2)	2006	$126,788	$28,310	$ 3,138	$158,236

Duane H. Rasmussen
Vice President, VP
and General Manager
IMI (3)	2007	$132,000	$25,420	-	$157,420
	2006	$132,000	$21,731	-	$153,731

(1) The 2007 and 2006 salary amounts include $98,566 and $74,600, respectively, that were not paid currently.

Dr Whitney has $709,566 in unpaid salary as of December 31, 2007, of which $506,000 is committed to be converted into 15,250,000 common shares. The shares will be issued when sufficient cash is available to pay required payroll tax withholdings. This unpaid salary has accumulated since July 2001 and interest at 12% per annum accrues on the unpaid balance. The interest rate is based on the rate accruing to investors on convertible debt private placements in effect in 2001. Interest earned was $79,372 and $68,080 for 2007 and 2006, respectively. Of the 2007 amount, $67,104 remained unpaid at December 31, 2007. The Nonqualified Deferred Compensation Earnings amounts in the above table represent accrued interest in excess of a defined interest rate using 120% of the July 2001 federal long term applicable rate.

(2) The salary amounts listed above include $6,000 and $1,788 for 2007 and 2006, respectively, that represent compensation paid in common stock for service as a director of the Company.

(3) The 2007 and 2006 salary amounts include $72,500 and $72,500, respectively, that were not paid currently.

Mr. Rasmussen has $559,500 in unpaid salary as of December 31, 2007, of which $154,000 is committed to be converted into 1,925,000 common shares. The shares will be issued when sufficient cash is available to pay required payroll tax withholdings. This unpaid salary has accumulated since July 2001 and interest at 12% per annum accrues on the unpaid balance. The interest rate is based on the rate accruing to investors on convertible debt private placements in effect in 2001. Interest earned was $61,130 and $52,260 for 2007 and 2006, respectively. Of the 2006 and 2007 amounts, $63,845 remained unpaid at December 31, 2007. An additional total of $37,430 in interest earned from July 2004 to June 2005 remains unpaid and will be paid by issuing 500,703 restricted common shares. The Nonqualified Deferred Compensation Earnings amounts in the above table represent accrued interest in excess of a defined interest rate using 120% of the July 2001 federal long term applicable rate.

Outstanding Equity Awards at Fiscal Year-End:

	Number of Securities Underlying Unexercised
	Options at	Option	Option
	12/31/07	Exercise	Expiration
Name	Exercisable	Price	Date
Dr. John W. Whitney	1,000,000	$0.25	One year after employment ends
	3,000,000	$0.30	One year after employment ends
	550,000	$0.15	One year after employment ends
Total	4,550,000

Duane H. Rasmussen	425,000	$0.15	One year after employment ends

Director Compensation:
Stock
Name	Awards	Total
Dr. John W. Whitney	$ 6,000	$ 6,000
Howland S. Green	$ 6,000	$ 6,000

The compensation plan for all directors was $1,500 per quarter in common stock beginning with the fourth quarter of 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

a) Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	6,264,000	$0.240	2,393,583

Total	6,264,000	$0.240	2,393,583

b) Security Ownership of Certain Beneficial Owners.

The following table sets forth certain data with respect to those persons known to the Company, as of March 31, 2008, to be the beneficial owners of more than 5% of the outstanding shares of common stock of the Company:

Amount and Nature of Beneficial Ownership
Common Shares
Name and		Which May Be		Percent
Address of	Common Shares	Acquired Within		of
Beneficial Owner	Presently Held	60 days	Total	Class
John W. Whitney
P.O. Box 10725
Reno, NV 89510
(1)(2)(3)(4)	33,081,313	20,300,000	53,381,313	5.2

(1) Director

(2) Officer

(3) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

(4) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, and 550,000 common shares at $0.15 per share. The options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 15,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings and 500,000 common shares to be issued in connection with his service on the Board of Directors.

c) Security Ownership of Management.

The following table sets forth as of March 31, 2008, certain information, with respect to director and executive officer ownership of common stock in the Company:
	Amount and Nature of Beneficial Ownership
		Common Shares		Percent
Name and		Which May Be		of
Address of	Common Shares	Acquired Within		Class
Beneficial Owner	Presently Held	60 days(1)	Total	(2)

Dr. John W. Whitney
P.O. Box 10725
Reno, NV 89510 (3)(4)(5)	33,081,313	20,300,000	53,381,313	5.2

Howland S. Green
895 Liberty Lane
West Kingston, RI 02892	1,899,483	1,500,000	3,399,483	0.3

Duane H. Rasmussen
P.O. Box 10725
Reno, NV 89510 (4)	2,202,973	2,850,703	5,053,676.5

All directors and
executive officers as
a group (4 persons)	37,836,088	24,650,703	62,486,791	6.1

(1) Dr. Whitney’s options include compensatory options of 1,000,000 common shares at $0.25 per share, 3,000,000 common shares at $0.30 per share, and 550,000 common shares at $0.15 per share. The options are exercisable at any time until one year after Dr. Whitney leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 15,250,000 shares that are to be issued to Dr. Whitney when sufficient cash is available to pay payroll tax withholdings and 500,000 common shares to be issued in connection with his service on the Board of Directors.

In April 2005 Mr. Green was granted a compensatory option to acquire 1,000,000 of the Company’s restricted common shares at $0.10 per share. The first 500,000 shares subject to the option became exercisable when the Federal EPA accepted the registration application for the GOLD’n GRO Guardian and the second 500,000 shares subject to the option became exercisable when the Federal EPA issued the registration for the GOLD’n GRO Guardian. The entire option is exercisable for two years after the EPA registration was received in March 2008. The Common Shares Which May Be Acquired Within 60 Days includes 500,000 common shares to be issued in connection with his service on the Board of Directors.

Mr. Rasmussen was granted a compensatory option to acquire 425,000 restricted common shares at $0.15 per share. This option is exercisable at any time until one year after Mr. Rasmussen leaves the employment of the Company. The Common Shares Which May Be Acquired Within 60 Days also includes 2,425,703 shares that are to be issued to Mr. Rasmussen when sufficient cash is available to pay payroll tax withholdings.

(2) The percent of class is based on the sum of 999,996,999 shares outstanding as of March 31, 2008 plus, for each individual, the number of common shares as to which the named individual has the right to acquire beneficial ownership within 60 days of March 31, 2008

.

(3) Director

(4) Officer

(5) Includes 72,768 shares owned by Maureen E. Whitney, Dr. Whitney's wife.

c) Changes in Control

The Company is not aware of any arrangement which at some later date results in changes in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Advances from an officer/stockholder totaled $143,025 and $161,525 at December 31, 2007 and 2006, respectively.

$779,073 and $796,200 of the accrued management salaries as of December 31, 2007 and 2006, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $746,800 and $514,800 for 2007 and 2006, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock and have relinquished their right to receive cash. When the stock is eventually issued, it will be issued at the market price on the date of the respective agreements. The number of shares to be issued is 18,173,958 and 6,348,958 for 2007 and 2006, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest expense at 12% per annum on salaries due officer and employee/stockholders amounted to $168,146 and $143,478, respectively, in 2007 and 2006.

Interest expense on related party loans amounted to $18,851 and $19,383 for the years ended December 31, 2007 and 2006, respectively. Accrued interest on related party loans and accrued salaries totaled $157,181 and $87,211 at December 31, 2007 and 2006, respectively.

During 2003, WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the monthly payments to the commercial lender and acquired ownership of the vehicle when the loan was paid off in 2007.

Director Independence

The Company had two directors who served on the Board during 2007. Dr. John W. Whitney is the President and Treasurer, and as such he is not independent. Howland S. Green serves as the Northeast Manager of GOLD’n GRO sales, and as such he is not independent.

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

I. Index of Financial Statements and Exhibits

STATEMENTS AND SCHEDULES

Schedules not included are omitted for the reason that they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Itronics, Inc

We have audited the accompanying consolidated balance sheet of Itronics Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Company as of December 31, 2006, were audited by other auditors whose report dated April 11, 2007, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007, and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2007, the Company has an accumulated deficit of $42,143,980, a negative working capital of $18,842,148, and a stockholders’ deficit balance of $15,663,973, and is in default on various leases and loans. The Company’s ability to continue as a going concern is contingent upon the Company’s ability to generate sufficient cash either through operations or through capital injections from debt or equity offerings, to meet obligations as they become due. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding this matter are described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

April 14, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Itronics, Inc.

We have audited the accompanying consolidated balance sheets of Itronics Inc. and subsidiaries (the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' deficit and cash flows for the year the ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes, on a test basis, examination of evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006, and the results of its consolidated operations and cash flows for the year then ended., in conformity with accounting principles generally accepted in the United States of America.

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

/s/CACCIAMATTA ACCOUNTANCY CORPORATION

Irvine, California

April 11, 2007

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
CURRENT ASSETS
Cash	$ 92,987	$ -
Accounts receivable, less allowance for
doubtful accounts, 2007, $4,600; 2006, $4,600	17,561	36,493
Inventories	889,996	548,399
Prepaid expenses	94,952	316,872

Total Current Assets	1,095,496	901,764

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,167,315
Design and construction in progress,
manufacturing facility	97,110	234,347
Equipment and furniture

2,879,938

2,543,682

Vehicles

222,298

200,557

Equipment under capital lease-equipment and furniture

466,571

692,438

Equipment under capital lease-vehicles

-

21,741

	5,193,326	5,075,080
Less: Accumulated depreciation and amortization	2,341,004	2,131,542

Total Property and Equipment	2,852,322	2,943,538

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2007,
$580,849; 2006, $328,120	323,042	335,629
Deposits	8,508	8,108

Total Other Assets	408,050	420,237

	$4,355,868	$4,265,539

The accompanying notes are an integral part of these financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	2007	2006
CURRENT LIABILITIES
Bank overdraft	$ -	$ 13,834
Accounts payable	672,163	521,188
Accrued management salaries	779,873	799,948
Accrued expenses	272,267	206,830
Insurance contracts payable	13,761	12,597
Interest payable to officer/stockholders	157,181	87,211
Interest payable, long-term debt and lease obligations	225,533	202,366
Current maturities of long-term debt	436,523	45,065
Current maturities of capital lease obligations	463,996	389,032
Advances from stockholder	143,025	161,525
Current maturities of capital lease due stockholder	-	3,333
Current maturities of convertible notes and accrued interest	3,497,838	3,304,027
Convertible debt derivatives	13,003,762	4,876,175
Warrant and option liability	231,224	380,083
Other	40,498	38,166

Total Current Liabilities	19,937,644	11,041,380

LONG-TERM LIABILITIES
Long-term debt, less current maturities	82,197	504,131
Capital lease obligations, less current maturities	-	149,533

Total Long-Term Liabilities	82,197	653,664

Commitments and Contingencies	-	-

Total Liabilities	20,019,841	11,695,044

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2006, 0 shares; 2005, 0 shares		-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and
outstanding 2007, 999,996,999; 2006, 337,581,957	999,997	337,582
Additional paid-in capital	24,692,645	23,305,788
Accumulated deficit	(42,143,980)	(31,661,456)
Common stock to be issued	787,365	583,868
Accumulated other comprehensive income	-	-
Common stock options outstanding, net	-	4,713

Total Stockholders’ Equity (Deficit)	(15,663,973)	(7,429,505)

	$4,355,868	$ 4,265,539

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES
Photochemical fertilizer	$2,315,141	$1,843,580
Mining technical services	27,155	28,338

Total Revenues	2,342,296	1,871,918

COST OF REVENUES (exclusive of depreciation and
amortization shown separately below)
Photochemical fertilizer	2,184,143	1,760,118
Mining technical services	33,993	36,607

Total Cost of Revenues	2,218,136	1,796,725

Gross Profit (Loss) (exclusive of
depreciation and amortization shown
separately below)	124,160	75,193

OPERATING EXPENSES
Depreciation and amortization	209,462	228,017
Research and development	395,369	293,934
Sales and marketing	1,257,506	725,165
Delivery and warehousing	132,440	108,116
General and administrative	1,072,811	944,467

Total Operating Expenses	3,067,588	2,299,699

Operating Loss	(2,943,428)	(2,224,506)

OTHER INCOME (EXPENSE)
Interest	(1,089,554)	(1,176,607)
Loss on derivative instruments	(6,798,204)	(541,474)
Gain (loss) on sale of investments	348,026	97,728
Other	636	34,974

Total Other Income (Expense)	(7,539,096)	(1,585,379)

(Loss) before provision for income tax	(10,482,524)	(3,809,885)
Provision for income tax	-	-

Net Loss	(10,482,524)	(3,809,885)

Other comprehensive income
Unrealized gains (losses) on securities	-	39,889

Comprehensive Loss	$(10,482,524)	$(3,769,996)

Weighted average number of shares outstanding,
basic and diluted	496,301,587	235,294,220

Loss per share, basic and diluted	$(0.021)	$(0.016)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	COMMON STOCK					ACCUMULATED	COMMON
	NUMBER OF		ADDITIONAL		COMMON	OTHER	STOCK
	SHARES		PAID-IN	ACCUMULATED	STOCK TO	COMPREHENSIVE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	BE ISSUED	INCOME	NET	TOTAL
Balance, Dec. 31, 2005	197,148	$197,148	$21,646,307	$(27,851,571)	$573,993	$(39,889)	$ 413	$(5,473,599)
Issue of common stock:
For cash	100	100	7,400	-		-	-	7,500
For services	24,350	24,350	412,703	-	(3,725)	-	-	433,328
For debt conversion	108,723	108,723	1,114,839	-	13,600	-	-	1,237,162
For asset acquisition	7,261	7,261	124,539	-	-	-	-	131,800
Net (loss) for the year
ended Dec. 31, 2006	-	-	-	(3,809,885)	-	-	-	(3,809,885)
Other comprehensive
income for the year
ended Dec. 31, 2006	-	-	-	-	-	39,889	-	39,889
Common stock options
outstanding	-	-	-	-	-	-	4,300	4,300

Balance, Dec. 31, 2006	337,582	337,582	23,305,788	(31,661,456)	583,868	-	4,713	(7,429,505)
Issue of common stock
For cash
For services	99,274	99,274	588,713	-	217,097	-	-	905,084
For debt conversion	555,410	555,410	698,057	-	(13,600)	-	-	1,239,867
For asset acquisition	7,731	7,731	100,087	-	-	-	-	107,818
Net (loss) for the year
ended Dec. 31, 2007	-	-	-	(10,482,524)	-	-	-	(10,482,524)
Other comprehensive
income for the year
ended Dec. 31, 2007	-	-	-	-	-	-	-	-
Common stock options
outstanding	-	-	-	-	-	-	(4,713)	(4,713)

Balance, Dec. 31, 2007	999,997	$999,997	$24,692,645	$(42,143,980)	$787,365	$-	$-	$(15,663,973)

The accompanying notes are an integral part of these financial statements

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
	2007	2006
Cash flows from operating activities
Net loss	$(10,482,524)	$(3,809,885)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	462,191	498,947
Interest on convertible notes	528,365	581,889
Loss on change in derivative instruments	6,798,204	541,474
Inventory reserve	-	104,161
(Gain) loss on sale of marketable securities	(348,026)	(97,728)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(320,232)	(198,841)
Gain on debt forgiveness	-	(34,833)
Other	-	52
Stock and option compensation	13,584	4,300
Expenses paid with issuance of common stock:
Interest expense	-	7,483
Consulting expenses	552,887	27,840
Director fees	16,388	3,976
Salaries	290,142	145,992
Expenses paid with issuance of debt
(Increase) decrease in:
Trade accounts receivable	18,932	(15,381)
Inventories	40,591	138,379
Prepaid expenses, deposits and other	(327)	8,112
Increase (decrease) in:
Accounts payable	150,973	147,740
Accrued management salaries	225,925	200,048
Accrued expenses and contracts payable	162,070	48,084
Net cash used by operating activities	(1,890,857)	(1,698,191)

Cash flows from investing activities:
Acquisition of property and equipment	(61,428)	(29,835)
Sale of investments	348,026	229,374
Acquisition of intangibles	(400)	-
Net cash provided (used) by investing activities	286,198	199,539

Cash flows from financing activities:
Proceeds from sale of stock	-	7,500
Proceeds from officer/stockholder advances	8,000	10,212
Proceeds from debt	1,960,000	1,941,167
Debt issuance costs	(140,142)	(247,602)
Bank overdraft	(13,834)	13,834
Payments on debt	(116,378)	(250,719)
Net cash provided by financing activities	1,697,646	1,474,392

Net increase (decrease) in cash	92,987	(24,260)
Cash, beginning of year	-	24,260

Cash, end of year	$ 92,987	$ -

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

(continued)

	2007	2006
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 205,917	$ 232,706

Schedule of non-cash financing transactions:
Settlement of debt/accruals by
issuance of common stock:
Convertible notes and accrued interest	1,221,367	1,237,162
Short-term debt due an officer/stockholder	18,500	-
Accrued management salaries	246,000	-
Marketable securities received for sale of investment	138,353	-
Acquisition of assets by issuance of common stock:
Equipment	56,818	131,800
Inventory	61,956	-
Warrants issued for debt issuance costs	-	17,595
Amounts withheld from proceeds of debt, unrelated:
Prepaid interest	-	-
Deferred loan costs	100,000	30,000
Accounts payable	-	28,833

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

Principles of Consolidation:

The consolidated financial statements include the accounts of

Itronics Inc. and its subsidiaries:

	2007	2006
	PERCENTAGE	PERCENTAGE
Whitney & Whitney, Inc.	100.00	100.00
Itronics Metallurgical, Inc.	100.00	100.00
Itronics California, Inc.	100.00	100.00
Nevada Hydrometallurgical Project (A Partnership)	92.50	92.50
American Hydromet (A Joint Venture)	82.53	82.53
American Gold & Silver (A Limited Partnership)	47.77	47.77
Itronics Gold’n Minerals, Inc.	100.00	N/A

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

DECEMBER 31, 2007 AND 2006

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

Revenue recognition:

The Company manufactures fertilizer from used photochemical liquids. Revenues are generated in three distinct areas: (1) fees associated with removing used photochemical liquids from customer sites and sales of photochemical concentrators, (2) sales of fertilizer and (3) sales of silver. Fertilizer and retail silver sales are recognized when goods are shipped to our customers. We pay 1% of invoice amount to our primary fertilizer distributor in order to receive accelerated payment terms. The fee is netted against fertilizer sales. Sales of silver bullion and silver in film are recorded when the silver content and the sales price are determined, which is approximately two weeks after shipment for silver bullion and 30 to 45 days after shipment for film. Returns and allowances have been nominal. Service fees from photochemical recycling are recorded after the photochemical liquids have been picked up and transported from our customers to our manufacturing facility.

The Company provides consulting services to various entities in the mining industry. Revenue is recognized as services are delivered. When the mining technical services segment of the Company is responsible for the procurement of materials and equipment, property, or subcontracts in its consulting business, it includes such amounts in both revenues and cost of sales. The amount of such pass-through costs included in both mining consulting revenues and cost of revenues for the years ended December 31, 2007 and 2006 were $1,541 and $2,547, respectively. In addition, the Company periodically receives property or other payments on behalf of its clients and disburses the funds to a designated third party. When the Company has little or no risk of loss in the process, such payments are netted and not included in gross revenues or cost of revenues. Such payments amounted to $-0- for the years ended December 31, 2007 and 2006, respectively.

The Company bills its customers for its approximate costs for delivering merchandise sold to the customer. Such amounts are included in revenues. The related shipping costs are included in Delivery and Warehousing expenses in the Operating Expense section of the Consolidated Statements of Operations. Such costs were $132,440 and $108,116 for the years ended December 31, 2007 and 2006, respectively.

Cash and Cash Equivalents:

At present, cash includes only deposits in checking and money market accounts and does not include any cash equivalents.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Accounts Receivable Allowance Account:

The Company uses the allowance method to account for uncollectible accounts receivable.

Marketable Securities:

The Company periodically has investments in marketable securities, received as payment from technical services customers. All of these equity securities are available for sale and are recorded at fair value. The change in fair value is recorded as an unrealized gain or loss in other comprehensive income. Upon sale of the security, the company recognizes a realized gain or loss, based on specific identification of security sold. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The Company held no marketable securities as of December 31, 2007 and 2006.

Inventories:

Inventory is carried on the balance sheet at the lower of cost or market value using the average cost valuation method and consists primarily of silver bearing materials, raw materials and fertilizer. Because a large part of our inventory is silver and the market price of silver changes daily on the commodities market, we regularly monitor the carrying value of our silver inventory to ensure it is carried at the lower of cost or its current market value. If silver on the open market were less than our carrying value, we would write down the carrying value of our inventory by reducing recorded inventory and increasing cost of sales. If the amount of the write down were material, we would separately include the item in our statement of operations. The raw material and work in progress balances below include $640,484 and $405,631 in silver bearing unprocessed photochemicals or partially processed materials as of December 31, 2007 and 2006, respectively. The Company also evaluates the recoverability of silver contained in the various raw materials and refining byproducts and estimates how long it will take to recover the estimated silver ounces contained in the materials. In 2006, the Company recorded a recoverability reserve of $70,199 and a slow moving reserve of $33,962. The $104,161 reserve expense is included in Cost of Revenues in the Consolidated Statement of Operations for the year ended December 31, 2006. The Company’s review of the silver content and recoverability of our silver inventory determined that these reserves are adequate as of December 31, 2007.

Following is a summary of finished goods, work in progress, and raw materials inventories as of December 31, 2007 and 2006:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006
Finished goods	$46,211	$ 19,275
Work in progress	522,273	340,594
Raw materials	425,673	292,691
	994,157	652,560
Less: Silver recoverability
and slow moving reserves	104,161	104,161

Net Inventory	$889,996	$548,399

Accounts Receivable and Inventory Factoring:

The Company factors some of its receivables and inventory with unrelated third parties. A liability is recorded when cash is received; interest is recorded over the period the liability is outstanding. The liability and accrued interest is repaid within a day or two of when the Company is paid by the customer. Interest rates range from 2 to 3% per month, or 24 to 36% annually. Additionally, while the Company does not have any formal limits on the amounts it can factor, typically no more than $120,000 in assets is factored at any given time. As of December 31, 2007 and 2006 all factoring arrangements were paid in full.

Property and Equipment:

Property and equipment are stated at cost. Costs associated with creating website content and graphics are capitalized under EITF 00-2, "Accounting for Web Site Development Costs." Depreciation is computed by accelerated and straight-line methods. Depreciation expense was $177,785 and $182,001 for the years ended December 31, 2007 and 2006, respectively. Capital lease equipment is amortized using accelerated and straight-line methods. Amortization expense on capital lease equipment was $31,677 and $46,016 for the years ended December 31, 2007 and 2006, respectively. Accumulated amortization on capital lease equipment is $308,449 and $439,103 at December 31, 2007 and 2006, respectively. Property and equipment is depreciated or amortized over the following periods. Capitalized interest on major capital projects was $-0- and $28,656 in 2007 and 2006, respectively.

Building and improvements	20 - 40 years
Equipment and furniture	3 - 20 years
Vehicles	5 years
Equipment under capital lease-equipment and furniture	5 - 20 years
Equipment under capital lease-vehicles	5 years

Repairs and maintenance, including website maintenance and administration, are charged to operations as incurred.

Intangible Assets:

Intangible assets are amortized as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	METHOD	YEARS
Deferred loan fees	Effective Interest	3-15

Estimated aggregate amortization expense for the succeeding five years is:

2008	$170,729
2009	93,022
2010	41,666
2011	3,255
2012	3,255

Convertible Debt Derivatives:

The Company has obtained callable secured convertible debt financing (Notes) in 2006 and 2005. The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes in accordance with SFAS 133, Accounting for Derivative Instruments, EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, and DIG’s B38 and B39, Embedded Derivatives: Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option and Embedded Derivatives: Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the Debtor, respectively, which require the beneficial conversion features and the prepayment penalties to be treated as embedded derivatives and recorded as a liability based on their relative estimated fair values. In addition, all warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. The fair value of the conversion feature and the prepayment penalty (when applicable) are estimated using the Black-Scholes option pricing model and taking a weighted average value based on various probabilities that the debt would be paid off prior to maturity at specified dates and therefore incurring the prepayment penalty. In accordance with SFAS No. 133, Accounting for Derivative Instruments, the Company is required to adjust the carrying value of the derivative instruments to its fair value at each balance sheet date and recognize any change since the prior balance sheet date as a component of Other Income (Expense). These derivatives are more fully discussed in Note 4 below.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Advertising:

The Company advertises its products in various trade publications and general newspaper supplements. It also promotes the Company in various business publications, television, and internet media. Such advertising costs include the creative process, costs of production, and placement costs of the ads themselves. All advertising costs are expensed as incurred. Total advertising expense was $309,014 and $143,760 for the years ended December 31, 2007 and 2006, respectively.

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

Loss per Common Share:

Loss per common share is calculated based on the consolidated net loss for the period divided by the weighted average number of common shares outstanding during 2007 and 2006. Common stock equivalents are not included, as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted average number of shares outstanding, in the computation of earnings (loss) per share (EPS) for the years ended December 31, 2007 and 2006.

	2007	2006
Net Loss	$(10,482,524)	$(3,809,885)
Less: Preferred stock dividends	-	-

Basic EPS loss available to
common stockholders	$(10,482,524)	$(3,809,885)

Weighted average number of shares outstanding	496,301,587	235,294,220

Common equivalent shares	-	-

	496,301,587	235,294,220

Per share amount	$(0.021)	$(0.016)

Warrants, options, and shares to be issued, totaling 6,627,107,258 and 661,931,877 shares as of December 31, 2007 and 2006, respectively, would dilute

EPS, and accordingly are not included in the computation of EPS.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Common Stock:

The Company’s common shares have, subject to the provisions of any series of Preferred Stock, certain rights including one vote per share on a non-cumulative basis and a ratable portion of any dividends that may be declared by the Board of Directors. The Company may from time to time issue common shares that are restricted under Rule 144 of the Securities and Exchange Commission. Such restrictions require the shareholder to hold the shares for a minimum of six months before sale. In addition, officers, directors and more than 10% shareholders are further restricted in their ability to sell such shares.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Our consolidated financial statements for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of operations for the years ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. For share awards granted prior to 2006, expenses are amortized under the straight-line method prescribed by SFAS 123. As share-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Based on our evaluation of our present employees with unvested options, we estimated no forfeitures.

Total share-based compensation expense recognized under SFAS 123R for the years ended December 31, 2007 and 2006 was $13,584 and $4,300, respectively, and is included in general and administrative expenses. In addition to this share-based compensation for employees, the Company periodically issues options or warrants to consultants for services provided. The amount of such compensation was $-0- and $17,595 for the years ended December 31, 2007 and 2006, respectively. The 2006 amount was capitalized as debt issuance costs and is being amortized using the effective interest method.

We have no formal stock option plan. Options granted to date have been negotiated with individual employees and can be separated into three categories. Executive officers have been granted options on a periodic basis. The majority of these options expire one year after the officer leaves employment and they all vested on the grant date. The last such grant for these individuals was in 2004. Members of the management team are granted three year options for each quarter of continued employment. These options vest upon grant. These individuals also received a one time grant of options in 2004 that expire one year after the employee leaves employment. These options vested immediately. The third category of option grant is for sales and marketing representatives. The options to these employees are granted after each year of employment, have ten year exercise periods, with a portion vesting upon grant and a portion vesting after three years of service from the grant date. These employees also earn stock bonuses for each quarter of continued employment. The maximum number of options and stock bonus shares that can be earned by the management and sales representative employees was 3,286,000 and 3,430,000 as of December 31, 2007 and 2006, respectively. The number of shares remaining to be issued or granted was 2,393,583 and 2,864,917 as of December 31, 2007 and 2006, respectively.

In addition to the above option program, certain employees, directors and various consultants receive the majority of their compensation in common shares. Shares issued for consulting services include such services as transportation, contracting, and corporate marketing and investor relations programs. Shares issues to employees, directors, and consultants are valued at the closing market price of our common stock on the transaction date. Total expense paid in common stock for employees, directors, and consultants was $859,417 and $185,291 for the years ended December 31, 2007 and 2006, respectively. These expenses are allocated between the two segments and between expense categories in the Consolidated Statements of Operations based on the type of service provided.

The option compensation amounts for employees and consultants are estimated for each quarter using the Black-Scholes option pricing model. Volatility is calculated each reporting period and the calculation involves matching data points of our common share market price to the length of the option period. The following assumptions were used for 2007 and 2006 in estimating the fair value of the options:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006
Dividend yield	0%	0%
Risk-free interest rate	3.80% to 4.88%	4.50% to 4.875%
Expected life	3-10 years	3-10 years
Expected volatility	94.7 to 107.5	82.1% to 102.3%
Weighted average exercise
price granted during year	$0.163	$0.185

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

Recent Accounting Pronouncements

   In December 2006 the FASB staff issued FSP EITF 00-19-2 "Accounting for Registration Payment Arrangements" to specify the accounting treatment of contingent obligations to make future payments or otherwise transfer consideration under a registration payment arrangement. Our callable secured convertible debt includes an obligation for us to file registration statements with the Securities and Exchange Commission (SEC) to register sufficient common shares for the note holders to convert the debt into common stock frames and

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

also obligates us to have the registration statements declared effective by the SEC. This new standard requires us to evaluate the contingent future payments under the criteria of a probable loss under FAS 5. The Company adopted this new standard effective for the first fiscal quarter of 2007. The new standard has not had a significant impact on the Company’s financial position or results of operations.

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

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 ("SFAS 155"), "Accounting for Certain Hybrid Financial Instruments". SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company adopted SFAS 155 in the first quarter of 2007 and it has not had a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 - Reclassification:

The prior year's financial statements have been reclassified, where necessary, to conform with the current year presentation.

NOTE 3 - Long-Term Debt:

Long-term debt at December 31, 2007 and 2006 is comprised of the following (all debt payments are applied to outstanding interest owed at date of payment prior to being applied to the principal balance). The carrying amount, except for the callable secured convertible notes which are accounted for as derivative instruments, approximates fair value. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	DECEMBER 31,
	2007	2006
Notes due to unrelated parties:

Note payable secured by real property due May 2016.
Monthly payment is $6,601, including interest
at 12% per annum.	$418,456	$445,653

Financing contract secured by equipment due May 2006.
Monthly payment is $806, including interest at 17.99%	14,589	14,589

City of Reno Special Assessment District for road
and access improvements. Payable in 40 equal semi-
annual payments plus interest at 6% percent per annum.	85,675	88,954

Less current portion due within one year	(436,523)	(45,065)

Total long-term liabilities due to unrelated parties	$ 82,197	$ 504,131

	DECEMBER 31,
	2007	2006

Convertible Promissory Notes:

Three year convertible promissory notes due at
varying dates through February 2006, including
interest at 9% to 12% per annum. The notes and
accrued interest are convertible into the
Company’s restricted common stock at prices
ranging from $0.10 to $1.18 per share at the
election of the note holders.	$1,437,000	$ 1,637,000

Accrued interest on convertible promissory notes	2,060,838	1,667,027

Less current portion due within one year	(3,497,838)	(3,304,027)

Total Long Term Convertible Promissory Notes
and Accrued Interest	$ -	$ -
Callable Secured Convertible Promissory Notes:	DECEMBER 31,
	2007	2006
Callable secured convertible promissory notes
(more fully described in Note 4)	$4,364,420	$2,983,616

Less portion included in convertible
debt derivatives	(4,364,420)	(2,983,616)

Long term portion of callable secured
convertible promissory notes	$ -	$ -

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	DECEMBER 31,
	2007	2006
Loans from Stockholders/Related Transactions:
Advances from officer/stockholder. Due on demand,
with interest accruing at 12% per annum.	$143,025	$161,525

Long-term debt matures as follows:			CALLABLE
			SECURED
	UNRELATED	CONVERTIBLE	CONVERTIBLE
YEAR	PARTIES	NOTES	NOTES	STOCKHOLDERS
2008	$436,523	$ 3,497,838	$ 824,355	$ 143,025
2009	3,690	-	1,500,000	-
2010	3,915	-	2,040,065	-
2011	4,153	-	-	-
2012	4,406	-	-	-
2013-2023	66,033	-	-	-

	$518,720	$ 3,497,838	$4,364,420	$ 143,025

All of the convertible notes and accrued interest, totaling $3,497,838, are in default. The Company is formulating a plan to seek extensions of these notes. No collection action has been taken by the note holders. When these notes came due in 2006, they were convertible into 22,229,551 common shares. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $13,535. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $418,456, is included in current liabilities.

A financing contract on equipment, with a balance of $14,589, is in default and is included in current liabilities. The lender has referred the loan to an attorney, but no further action has been taken.

NOTE 4 – Callable Secured Convertible Debt

Beginning in July 2005, the Company has arranged a series of callable secured convertible debt financings (Notes) with an accredited investment group totaling $6,310,000. The Notes bear interest at rates ranging from 6% to 8% and are due three year from issuance. In connection with these financings, the Company has issued warrants to acquire common stock in varying amounts and at varying exercise prices. During 2007 the Company signed Notes that added accrued interest totaling $342,170 to the outstanding principal balance. These Notes bear interest at 2% and have a three year term. Following is a summary of the financings:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	ORIGINAL	CONVERTED	PRINCIPAL	NUMBER OF	WARRANT
	PRINCIPAL	TO	BALANCE	WARRANTS	EXERCISE
DATE	AMOUNT	STOCK	12/31/07	ISSUED	PRICE
July 2005	$1,250,000	$1,250,000	$ -	1,153,846	$0.15
August 2005	1,000,000	175,645	824,355	923,077	$0.15
January 2006	500,000	-	500,000	961,539	$0.15
February 2006	500,000	-	500,000	461,539	$0.15
July 2006	500,000	500,000	-	20,000,000	$0.05
November 2006	500,000	-	500,000	20,000,000	$0.04
January 2007	500,000	-	500,000	20,000,000	$0.01
March 2007	500,000	362,106	137,894	20,000,000	$0.01
June 2007	335,000	-	335,000	10,000,000	$0.01
August 2007	250,000	-	250,000	20,000,000	$0.0014
October 2007	275,000	-	275,000	15,000,000	$0.004
December 2007	200,000	-	200,000	15,000,000	$0.001

Totals	$6,310,000	$2,287,751	4,022,249	143,500,001

Accrued interest
added to principal			342,171

Balance 12/31/07			$4,364,420

The Notes are convertible into common shares at the lesser of $0.10 or 35% of the market price of the Company’s common stock, as defined. The Company may prepay the Notes at 150% of the outstanding principal and accrued interest balance, if sufficient authorized shares are available to convert all of the outstanding principal and accrued interest. Additionally, the Notes are secured by substantially all of the Company’s assets. The Notes are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. As of December 31, 2007 and 2006 the Notes were convertible into 6,450,658,596 and 586,181,548 common shares, respectively, and the conversion and prepayment (for 2006) features had estimated fair values of $13,003,762 and $4,876,175, respectively. As of December 31, 2007, the Company did not have enough authorized shares to allow conversion of all of the outstanding debt into stock. Consequently, the prepayment option was not available and no value for the prepayment feature was included in the computation of the estimated fair value of the derivative for December 31, 2007.

In addition, all warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their fair value. At December 31, 2007 and 2006 warrants and options to acquire a total of 156,729,001 and 58,599,501 common shares,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

respectively, were outstanding and had estimated fair values of $231,224 and $380,083, respectively.

The Company estimates the fair value of the embedded conversion and prepayment options of the callable secured convertible debt in a single pricing model with an embedded weighted average calculation. The assumptions used are to (1) determine the number of shares it would take to convert the debt under the terms of the agreements as of the balance sheet date; (2) estimate the future rate of debt conversions by the investors based on recent conversion history; (3) estimate the debt balance at specified dates, using 6 month intervals, based on the conversion rate determined in step 2; (4) value each of the components, including the conversions and the prepayment balances determined in step 3, using the Black-Scholes option pricing model; and (5) compute the estimated fair value of the combined derivatives by taking a weighted average of the values of the debt derivative and the prepayment options for the estimated prepayment dates based on estimated probability of occurrence of each event. Based on the Company’s operating history and lack of cash, 90% of the weight was assigned to the option of not prepaying the debt for 2006. Steps 2 and 5 were applicable only to 2006, as the prepayment feature of the Notes was not available for 2007. Volatility rates ranged from 90% to 118% for 2007 and 87% to 109% for 2006. Risk free interest rates ranged from 2.76% to 5.07% for 2007 and 4.625% to 4.75% for 2006. Volatility is calculated each reporting period and the calculation involves matching data points of our common share market price to the length of the option period. Fluctuations in volatility between individual derivatives and between periods are primarily due to the length of the option period.

The Company estimates the fair value of warrants and options using the Black-Scholes option pricing model and assumes all warrants and options would be exercised on their respective expiration dates. Volatility and risk free interest rate ranges are included in the ranges listed above.

The following table is a summary of the transactions and adjustments that comprised the calculation of the estimated fair value of the derivatives from January 1, 2006 to December 31, 2007:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	Convertible	Warrant
	Debt	And Option
	Derivative	Liability
Estimated fair value as of
December 31, 2005	$ 3,621,220	$ 134,212
Additional borrowing in 2006	2,000,000	-
Accrued interest	208,142	-
Warrants issued for services and
expensed or capitalized in 2006	-	17,594
Debt conversions into common shares	(1,266,384)	-
Year to date adjustment to Estimated
Fair Value at December 31, 2006	313,197	228,277

Estimated Fair Value at December 31, 2006	4,876,175	380,083

Additional borrowing in 2007	2,060,000	-
Accrued interest	134,554	-
Options issued for services and
expensed or capitalized in 2006		7,337
Debt conversions	(1,021,367)	-
Year to date adjustment to Estimated
Fair Value at December 31, 2007	6,954,400	(156,196)

Estimated Fair Value at December 31, 2006	$13,003,762	$ 231,224

The fair value of the beneficial conversion option, prepayment penalties, warrants and options are estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Following is a summary of the gains and (losses) on derivative instruments by reporting period for the years ended December 31, 2007 and 2006:

	Year Ended
	December 31,
	2007	2006
Convertible debt derivative	$(6,954,400)	$ (313,197)
Warrant and option liability	156,196	(228,277)

Combined derivative Loss	$(6,798,204)	$(541,474)

In connection with the above described financings, the Company entered into Registration Rights Agreements with the Noteholders that either require the Company to use its best efforts to file a registration statement within 120 days of funding or to file a registration statement within 10 days of written demand from the Noteholders. The 2005 Agreements required the Company to increase the authorized shares by October 31, 2005 or use its best efforts to do so. The Agreement specifies penalties of 2% per month for failing to register the shares timely and 3% per month for failing to increase the authorized shares. The Company registered 50 million shares in February 2006

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

and increased the authorized shares in March 2006. Because it used its best efforts, the Company did not incur any penalties. The Company completed registrations of 75 million shares each in October 2006 and June 2007. After converting their debt into the 75 million common shares from the June 2007 registration, the Noteholders began utilizing Rule 144 to convert their debt into common shares as several of the Notes qualified for Rule 144 treatment since they were more than two years old. In February 2008 Rule 144 was revised to allow sale of shares after being held for six months. The holding period for debt instruments begins on the date of the investment due to the shortened time period, the Company anticipates that the Noteholders will utilize Rule 144 for future debt conversions and that no future registrations will be necessary.

In December 2007 the Company had issued substantially all of its authorized shares. A shareholder meeting to increase the authorized shares to 20 billion from 1 billion shares was scheduled for March 27, 2008. We did not receive enough votes to have a quorum, so the meeting was rescheduled to April 18, 2008. The Company anticipates that sufficient votes will be received to pass the proposal. Consequently, the Company believes it is using its best efforts to be in compliance with the terms of the various Registration Rights Agreements as of December 31, 2007, and therefore believes the probability of incurring any penalties is remote.

During 2007 the Noteholders converted a total of $1,021,367 of the Notes into 546,758,396 common shares. During the period of February 15, 2006 to December 31, 2006, the Noteholders converted a total of $1,266,384 of the Notes into 111,222,642 common shares.

NOTE 5 - Major Customers:

Fertilizer sales for the years ended December 31, 2007 and 2006 include $1,643,256 and $1,239,354, respectively, to one major customer, which represents 99% and 95%, respectively, of fertilizer sales for the years ended December 31, 2007 and 2006. These sales represented 71% and 67% of total GOLD’n GRO Fertilizer segment sales for the years ended December 31, 2007 and 2006, respectively. Receivables from this major customer as of December 31, 2007 and 2006 amounted to $1,809 and $19,442, which represented 28% of GOLD’n GRO fertilizer segment accounts receivable at December 31, 2007.

Silver sales for the years ended December 31, 2007 and 2006 include $231,092 and $258,089, respectively, which represents 73% and 62%, respectively, of silver sales for the years ended December 31, 2007 and 2006, to one major customer in the precious metals refining industry. These sales represented 10% and 14% of the GOLD’n GRO Fertilizer segment sales, for the years ended December 31, 2007 and 2006, respectively. Receivables from this major customer as of December 31, 2007 and 2006 amounted to $-0- and $11,387, respectively, which represented -0-% of GOLD’n GRO fertilizer accounts receivable at December 31, 2007.

Technical services revenues for the years ended December 31, 2007 and 2006 were spread among several customers with relatively small amounts. Revenue from the largest single customer was $11,722 and $19,082 for 2007 and 2006,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

respectively. The Company's major technical services customers operate within the mining industry, both nationally and internationally. Due to the nature of the Company's operations, the major sources of revenues may change from year to year.

NOTE 6 - Income Taxes:

The following is a reconciliation of the federal statutory tax and tax rate to the Company's provision for taxes and its effective tax rate.

	2007		2006
		PERCENT		PERCENT
		OF PRE-TAX		OF PRE-TAX
	AMOUNT	INCOME	AMOUNT	INCOME

Federal tax at statutory rate	$-	- %	$-	- %
Temporary differences,
primarily bad debt and
compensation related expenses	-	- %	-	- %
Non-deductible expenses	-	- %	-	- %
Utilization of NOL	-	- %	-	- %

Total Income Tax Expense	$-	0.0%	$-	0.0%

The Company's consolidated net operating loss available for carry-forward to offset future taxable income and tax liabilities for income tax reporting purposes expire as follows:

Net Operating
Year Ending December 31:	Loss
2008	113,253
2012	322,525
2018	377,944
2019	1,605,954
2020	3,254,375
2021	2,947,351
2022	2,496,744
2023	2,286,436
2024	2,337,832
2025	2,841,914
2026	2,603,264
2027	2,909,883

$24,097,475

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The Company's total deferred tax assets and related valuation allowances at December 31, 2007 and 2006 are as follows:

	2007	2006

Total deferred tax assets	$ 8,667,571	$ 7,650,008
Less valuation allowance	(8,667,571)	(7,650,008)

Net deferred tax asset	$ -	$ -

The estimated deferred tax assets and the related 100% valuation allowance increased $1,017,563 between 2006 and 2007.

NOTE 7 - Stock Option and Purchase Plans:

The following table summarizes warrant and option activity for the period January 1, 2006 through December 31, 2007:

		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2005	27,313,260	134,823,379	6,108,000	168,244,639
Granted	41,496,924	584,810,362	226,000	626,533,286
Exercised	(100,000)	(111,222,642)	-	(111,322,642)
Expired	(10,110,683)	(22,229,551)	(12,000)	(32,352,234)

Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	100,000,000	6,411,235,444	252,000	6,511,487,444
Exercised	-	(546,758,396)	-	(546,758,396)
Expired	(8,134,500)	-	(310,000)	(8,444,500)

Under option, December 31, 2007	150,465,001	6,450,658,596	6,264,000	6,607,387,597

The average price for all warrants and options granted and exercised was $0.0009 for the year ended December 31, 2007 and $0.0146 for the year ended December 31, 2006.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following table summarizes warrants and options outstanding as of December 31, 2007:

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
December 2014
	15,000,000	$ 0.001
August 2014
	20,000,000	$0.0014
October 2014
	15,000,000	$ 0.004
January 2014 to June 2014
	50,000,000	$ 0.010
November 2013
	20,000,000	$ 0.040
July 2013
	20,000,000	$ 0.050
June 2010
	1,000,000	$ 0.100
July 2010 to February 2011
	3,740,001	$0.150
January 2008 to June 2008
	5,725,000	$0.225

Total Warrants	150,465,001		$ 0.0289
			Weighted
			Average
	No. of	Exercise	Exercise
Convertible Debt Options:	Shares	Price	Price
August 2008 to December 2010	6,450,658,596	$0.0007	$0.0007

Employee Options:
February 2008 to February 2017
	447,000	$0.0150
One year after employment ends
	1,600,000	0.150
May 2017 to October 2017	75,000	0.160
January 2015 to August 2017	125,000	0.200
One year after employment ends	1,000,000	0.250
One year after employment ends	3,000,000	0.300
October 2012 to October 2013	17,000	0.500

Total Employee Options
	6,264,000		$0.240

Total Warrants and Options
	6,607,387,597		$ 0.0015

The 6,450,658,596 convertible debt options listed above are related to the Notes discussed in Note 4. This debt is convertible into common stock at 35% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the market price of the Company’s stock.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 8 – Common Stock to be Issued:

The following summarizes stock transactions commencing prior to December 31, with stock issued or to be issued subsequent to that date:

	2007		2006
	Amount	Shares	Amount	Shares

Payment of salaries	$746,935	18,218,958	$529,725	7,620,625
Payment of director fees	3,000	1,000,000	3,113	207,500
Payment of interest, employees	37,430	500,703	37,430	500,703
Payment of debt conversion	-	-	13,600	2,500,000

	$787,365	19,719,661	$583,868	10,828,828

The above salary amounts include both management and non-management employees. The management portion is discussed in detail in Note 11.

NOTE 9 - Accrued Expenses:

The following is the composition of accrued expenses as of December 31:

	2007	2006

Accrued vacation	$103,445	$91,615
Federal and state payroll taxes	47,889	19,699
Sales tax	1,423	516
Audit and annual meeting costs	119,500	95,000

	$272,267	$206,830

NOTE 10 – Other Comprehensive Income

The Company held marketable securities that were available for sale, which consisted solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to fair value at each balance sheet date. The adjustment to fair value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had an Accumulated Unrealized Holding Loss of $-0- at December 31, 2007 and 2006. The Company realized gross gains of $7,718 on gross proceeds of $106,218 and gross losses of $3,983 on gross proceeds of $35,870 during the twelve months ended December 31, 2007, and no gains were reclassified out of accumulated other comprehensive income into earnings. The Company realized no gross losses and gross gains of $97,728 on gross proceeds of $229,374 during the twelve months ended December 31, 2006, and no gains were reclassified out of accumulated other comprehensive income into earnings. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

reclassification adjustment represents unrealized holding gains and losses transferred into earnings as securities are sold. The Company held no marketable securities as of December 31, 2007 and 2006.

Following are the components of Other Comprehensive Income:

	Year Ended December 31,
	2007	2006

Unrealized holding gains (losses)
arising during the period	$ -	$ -

Reclassification adjustment	-	39,889

Other Comprehensive Income	$ -	$39,889

NOTE 11 - Related Party Transactions:

Promissory notes are held by an officer/stockholder at December 31, 2007 and 2006 (see Note 3 for terms).

$779,073 and $796,200 of the accrued management salaries as of December 31, 2007 and 2006, respectively, is for salary in arrears due to several officer/stockholders and employee/stockholders. In addition, salary in arrears of $746,800 and $514,800 for 2007 and 2006, respectively, are included in stock to be issued at the respective year ends. These amounts represent the portion of salaries earned but unpaid that the officers/employees/stockholders have agreed to accept in the Company’s common stock and have relinquished their right to receive cash. When the stock is eventually issued, it will be issued at the market price on the date of the respective agreements. The number of shares to be issued is 18,173,958 and 6,348,958 for 2007 and 2006, respectively. Issuance of the stock is pending sufficient cash available to pay the related federal withholding taxes. Interest expense at 12% per annum on salaries due officer and employee/stockholders amounted to $168,146 and $143,478, respectively, in 2007 and 2006.

Interest expense on related party loans amounted to $18,851 and $19,383 for the years ended December 31, 2007 and 2006, respectively. Accrued interest on related party loans and accrued salaries totaled $157,181 and $87,211 at December 31, 2007 and 2006, respectively.

During 2003, WWI’s lease of a vehicle utilized by Dr. Whitney was completed. Dr. Whitney purchased the vehicle by financing it through a commercial lender. The purchase price was $21,741 and the monthly payment for four years is $531. WWI is leasing the vehicle from Dr. Whitney by making the monthly payments to the commercial lender and acquired ownership of the vehicle when the loan was paid off in 2007.

For related party transactions subsequent to December 31, 2007, see Note 17.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

NOTE 12 - Lease Commitments and Rent Expense:

0perating Leases:

The Company leases its corporate office facility under a non-cancelable agreement which expires June 30, 2010. Monthly payments begin at $5,324 and increase annually with the final year monthly payment at $5,534.

A wholly owned subsidiary of the Company, IMI, leases storage facilities on a month-to-month basis and, therefore, no long-term binding contractual obligation exists with regards to minimum lease payments. The monthly rent payment is $1,100.

Future minimum rental commitments at December 31, 2007, under these operating lease agreements are due as follows:

2008	$ 61,855
2009	63,062
2010	33,204

$158,121

Total rent expense included in the statements of operations for the years ended December 31, 2007 and 2006 is $73,521 and $74,370, respectively.

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

Future minimum lease commitments at December 31, 2007 are due as follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Unrelated
Parties
2008	$513,667
2009	54,000
2010	32,625
2011	27,000
2012	9,000

636,292
Less: amounts representing interest	(172,296)

$463,996

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

DECEMBER 31, 2007 AND 2006

Reconciliation of segment revenues, cost of sales, gross profit (loss), operating income (loss), other income (loss) and net income (loss) to the respective consolidated amounts follows:

	2007	2006
Revenues
GOLD’n GRO Fertilizer	$2,315,141	$1,843,580
Mining Technical Services	27,155	28,338

Consolidated Revenues	$2,342,296	$1,871,918

Cost of Revenues
GOLD’n GRO Fertilizer	$2,184,143	$1,760,118
Mining Technical Services	33,993	36,607

Consolidated Cost of Revenues	$2,218,136	$1,796,725

Gross Profit (Loss)
GOLD’n GRO Fertilizer	$130,998	$83,462
Mining Technical Services	(6,838)	(8,269)

Consolidated Gross Profit (Loss)	$124,160	$75,193

Operating Income (Loss)
GOLD’n GRO Fertilizer	$(2,199,386)	$(1,682,464)
Mining Technical Services	(744,042)	(542,042)

Consolidated Operating Income (Loss)	$(2,943,428)	$(2,224,506)
Other Income (Expense)
GOLD’n GRO Fertilizer	$(7,681,820)	$(1,688,339)
Mining Technical Services	142,724	102,960

Consolidated Other Income (Expense)	$(7,539,096)	$(1,585,379)

Net Income (Loss)
GOLD’n GRO Fertilizer	$(9,881,206)	$(3,370,803)
Mining Technical Services	(601,318)	(439,082)

Consolidated Net Income (Loss) before taxes	$(10,482,524)	$(3,809,885)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Other segment information:	2007	2006
Capital expenditures by business segment:
GOLD’n GRO Fertilizer	$ 14,913	$159,383
Mining Technical Services	103,333	2,252

Consolidated Capital Expenditures	$118,246	$161,635

Depreciation and amortization expense by business segment:
GOLD’n GRO Fertilizer
Depreciation	$171,129	$177,754
Amortization	29,205	41,370

	200,334	219,124
Mining Technical Services
Depreciation	6,656	4,247
Amortization	2,472	4,646

	9,128	8,893

Consolidated Depreciation and Amortization	$209,462	$228,017

General and administrative expenses of $282,134 and $293,191 incurred by Itronics Inc. were equally divided between the two segments for 2007 and 2006, respectively.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Identifiable assets by business segment (net of accumulated depreciation, accumulated amortization, and allowance for doubtful accounts):
	2007		2006
	PHOTO-	MINING	PHOTO-	MINING
	CHEMICAL	TECHNICAL	CHEMICAL	TECHNICAL
	FERTILIZER	SERVICES	FERTILIZER	SERVICES
ASSET DESCRIPTION
Current Assets
Cash	$95,930	$ 973	$ -	$ -
Accounts receivable, net	7,243	10,318	35,102	1,391
Inventories	889,996	-	548,399	-
Prepaid expenses	40,318	4,452	55,061	2,913

	1,033,487	15,743	638,562	4,304
Property and Equipment, net
Land	215,000	-	215,000	-
Building and improvements	1,074,124	-	961,473	-
Construction in progress,
manufacturing facility	97,110	-	234,347	-
Equipment and furniture	1,280,083	20,403	1,232,796	14,455
Vehicles	5,305	2,175	10,391	-
Equipment under capital lease- equipment and furniture	97,557	60,565	203,044	65,509
Equipment under capital lease- Vehicles	-	-	-	6,523

	2,769,179	83,143	2,857,051	86,487

Other Assets, net
Intangibles	76,500	-	76,500
Deposits	4,427	3,483	4,427	3,483
Deferred loan fees	27,391	-	30,646	-

	108,318	3,483	111,573	3,483

	$3,910,984	$102,369	$3,607,186	$94,274

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Reconciliation of segment assets to consolidated assets:
	2007	2006

Total Assets:
GOLD’n GRO Fertilizer	$3,910,984	$3,607,186
Mining Technical Services	102,369	94,274

Total Segment Assets	4,013,353	3,701,460

Itronics Inc. assets	28,787,327	27,028,313
Less: inter-company elimination	(28,444,812)	(26,464,234)

Consolidated Assets	$4,355,868	$4,265,539

NOTE 14 - Going Concern:

The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $10,482,524 during the year ended December 31, 2007, a negative working capital of $18,842,148, and a stockholders’ deficit balance of $15,663,973 as of December 31, 2007. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence.

In order to solve the Company's liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. The Company obtained financing of $2.06 million and $2 million in 2007 and 2006, respectively, through the issuance of callable secured convertible debt. During the first quarter of 2008, the Company obtained $310,000 from the issuance of callable secured convertible debt. For the immediate future, the Company plans to obtain additional debt financing from this investor group. For the longer term, the Company is in discussions with several investment groups regarding debt and equity financing. We must receive approval, which shall not be unreasonably withheld, from the current investor group prior to receiving any funding from a new investor. The current investor group also has the right of first refusal to provide funds under the same terms as any proposed new funding.

In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photochemicals has been completed. In March 1998 the Company’s subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the GOLD’n GRO line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options. In March 2003, the companies entered the second five year term of the agreement and in March 2008, the companies entered into the third five year term.

Subsequent to December 31, 2007, the Company received its EPA registration for the GOLD’n GRO Guardian deer repellent fertilizer. The Company believes this development will assist in the efforts to obtain the long term financing discussed above.

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

NOTE 16 – Legal Proceedings and Contingencies

As of December 31, 2007 we have accrued for liabilities, including interest, of $544,965 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,358 (reflected in Capital Lease Obligations) plus $62,435 in additional interest

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

(reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $30,371 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of December 31, 2007, the recorded liability was $163,128. We are delinquent in our payments under the respective settlement agreements, but we are in contact with the lender’s legal representative and no collection action has been taken.

In addition to the above leases that are subject to litigation, there are four leases, with a recorded liability of $189,110, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

NOTE 17 - Subsequent Events:

In March 2008 the Company arranged additional callable secured convertible debt financing in the amount of $310,000 each from the same investor group as discussed in Note 4 above. The notes have a three year term and have interest rates of 8% per annum. The Company received net proceeds of $300,000 from the financing and issued a total of 10,000,000 seven year warrants at an exercise price of $0.0001 per share.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Following is a summary of the aggregate fees billed for professional service by the Company’s principal accountant.

	2007	2006
Audit fees	$102,253	$134,608
Audit related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$102,253	$134,608

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

ITRONICS INC.

Date: April , 2008 By: /S/ JOHN W. WHITNEY

John W. Whitney

President, Treasurer and Director

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Date: April , 2008 By: /S/ JOHN W. WHITNEY

John W. Whitney

President, Treasurer and Director

(Principal Executive and Financial

Officer)

Date: April, 2008 By: /S/ MICHAEL C. HORSLEY

Michael C. Horsley

Controller

(Principal Accounting Officer)

Date: April, 2008 By: /S/ HOWLAND S. GREEN

Howland S. Green

Director

EXHIBIT 14

ITRONICS INC.

CODE OF BUSINESS CONDUCT AND ETHICS

March 25, 2004

The Board of Directors of Itronics Inc. has adopted the following Code of Business Conduct and Ethics (the Code). This Code is applicable to all directors, officers, and other senior management personnel (Management) of Itronics Inc. and its subsidiaries. The purpose of this Code is to promote the highest standards of ethical conduct of business.

Management will practice honesty, integrity and good faith in every aspect of dealing with other Company personnel, shareholders, the public, customers, suppliers and government authorities. All persons are to be treated with dignity and respect.

Management will respect and obey all applicable federal, state, and local laws and regulations. Management will not only follow the letter of the law, but the spirit as well.

Management will do its utmost to avoid real or perceived conflicts of interest in our business dealings. Apparent conflicts of interest are to be disclosed to the appropriate person promptly.

Management will prepare reports and other disclosures to be disseminated to the public or to be filed with the Securities and Exchange Commission or other governmental authorities in a full, fair, accurate, timely, and understandable manner. The needs of our investors and the investing public will always be the foremost priority in preparing such reports or disclosures.

Trading of the Company’s securities will be conducted under all applicable laws and rules of the Securities and Exchange Commission. Management will not take unfair advantage of any publicly undisclosed information it may have regarding the operations of the Company and its subsidiaries.

Each member of Management is responsible to conduct him or herself in accordance with this Code. Any observed violations are to be reported to the appropriate person promptly. Violations of this Code subject the individual to disciplinary action and possible termination.

Management includes directors, the principal executive officer, the principal accounting officer or controller, or employees performing similar functions.

The appropriate person to discuss any questions about this Code, observed violations of the Code, or potential conflicts of interest is the principal executive officer, which is currently the President of the Company.

EXHIBIT 21

ITRONICS INC. AND SUBSIDIARIES

SIGNIFICANT SUBSIDIARIES

STATE OF NAMES UNDER WHICH

NAME INCORPORATION THEY DO BUSINESS

Whitney & Whitney, Inc. Nevada Same

Itronics Metallurgical, Inc Nevada Same

Itronics California, Inc. California Same

Nevada Hydrometallurgical Project

(A Partnership) Nevada Same

American Hydromet

(A Joint Venture) Nevada Same

Itronics Gold’n Minerals, Inc. Nevada Same