Form 10KSB/A
period 2007-12-31
ITRONICS INC
filed 2008-04-16
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

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

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (Check one): Yes ( ) No (X)

EXPLANATORY NOTE

This amendment on Form 10-KSB/A (Amendment No. 1) amends the Annual Report on Form 10-KSB (the "Original Report") of Itronics Inc. (the "Company") for the fiscal year ended December 31, 2007, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on April 15, 2008, and is being filed to:

- remove table grid lines and provide underlining, page numbers and other formatting to make the document more readable.

- correct the dates on the signature page and on the Sections 302 and 906 certifications that were inadvertently omitted and to change the word "quarterly" to "annual" in Exhibit 32.1.

- correct a page number reference on page 44

The Company does not believe any such changes are material.

In accordance with the rules of the SEC, the Company has provided updated certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 which have been included as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

This Amendment No. 1 is limited to the items of the Original Report set forth above and does not amend, update, or change any other items or disclosures contained in the Original Report. Accordingly, all other items that remain unaffected are omitted in this filing. The amendments to the Original Report reflected in this Amendment No. 1 did not result in a change to, or restatement of, the financial statements or other financial information included in the Original Report. The filing of this Amendment No.1 shall not be deemed an admission that the Original Report, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

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

62

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

Date: April 16, 2008                 By: /S/ JOHN W. WHITNEY

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

Date: April 16, 2008                     By: /S/ JOHN W. WHITNEY

                                            John W. Whitney

                                            President, Treasurer and Director

                                            (Principal Executive and Financial

                                            Officer)

Date: April 16, 2008                     By: /S/ MICHAEL C. HORSLEY

                                            Michael C. Horsley

                                            Controller

                                            (Principal Accounting Officer)

Date: April 16, 2008                     By: /S/ HOWLAND S. GREEN

                                            Howland S. Green

                                            Director