Form 10-Q
period 2008-03-31
ITRONICS INC
filed 2008-05-15
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from______ to_____

Commission File Number 33-18582

ITRONICS INC.

(Exact name of registrant as specified in its charter)

                     TEXAS                                   75-2198369

       (State or other jurisdiction of          (IRS Employer Identification Number)

       incorporation or organization)

6490 S. McCarran Blvd., Bldg C-23, Reno, Nevada 89509

(Address of principal executive offices)

Registrant's telephone number, including area code: (775)689-7696

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements during the past 90 days. Yes (x) No ( )

Indicate by checkmark whether the registrant is a large accelerated, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", accelerated filer" and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ( )                                   Accelerated filer ( )

Non-accelerated filer ( ) (Do not check if a                  Smaller reporting company (X)

Smaller reporting company)

Indicate by checkmark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

As of April 30, 2008, 999,996,999 shares of common stock were outstanding.

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – March 31, 2008 (Unaudited)
and December 31, 2007	4

Condensed Consolidated Statements of Operations for the Three
Months Ended March 31, 2008 and 2007 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Three Months Ended March 31, 2008 and the Year Ended
December 31, 2007 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2008 and 2007 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	24

Item 4T. Controls and Procedures	35

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3 Defaults upon Senior Securities	38

Item 4 Submission of Matters to a Vote of Security Holders	39

Item 6. Exhibits	39

Certifications	43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2008 AND DECEMBER 31, 2007

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$ 241,667	$92,987
Accounts receivable, less allowance for
doubtful accounts, 2008, $4,600; 2007, $4,600	162,983	17,561
Inventories	836,278	889,996
Prepaid expenses	60,671	94,952
Total Current Assets	1,301,599	1,095,496

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,312,409
Design and construction in progress,
manufacturing facility	105,609	97,110
Equipment and furniture	2,881,247	2,879,938
Vehicles	222,298	222,298
Equipment under capital lease-equipment and furniture	466,571	466,571
	5,203,134	5,193,326
Less: Accumulated depreciation and amortization	2,387,923	2,341,004
Total Property and Equipment	2,815,211	2,852,322

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2008,
$358,486; 2007, $521,727	315,070	323,042
Deposits	8,508	8,508
Total Other Assets	400,078	408,050
	$4,516,888	$4,355,868

The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	March 31,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 771,207	$ 672,163
Accrued management salaries	862,034	779,873
Accrued expenses	255,601	272,267
Insurance contracts payable	27,222	13,761
Interest payable to officer/stockholders	208,084	157,181
Interest payable, long-term debt and lease obligations	224,406	225,533
Current maturities of long-term debt	429,305	436,523
Current maturities of capital lease obligations	426,755	463,996
Advances from stockholder	188,025	143,025
Current maturities of convertible notes and accrued interest	3,603,793	3,497,838
Convertible debt derivatives	16,514,068	13,003,762
Warrant and option liability	760,493	231,224
Other	170,746	40,498
Total Current Liabilities	24,441,739	19,937,644

LONG-TERM LIABILITIES
Long-term debt, less current maturities	80,379	82,197
Capital lease obligations, less current maturities	-	-
Total Long-Term Liabilities	80,379	82,197
Commitments and Contingencies (see Note 4)	-	-
Total Liabilities	24,522,118	20,019,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2007, 0 shares; 2006, 0 shares	-	-
Common stock, par value $0.001 per share;
authorized 1,000,000,000 shares; issued and outstanding,
999,996,999 at March 31, 2008 and December 31, 2007	999,997	999,997
Additional paid-in capital	24,705,967	24,692,645
Accumulated deficit	(46,502,758)	(42,143,980)
Common stock to be issued	791,564	787,365
Total Stockholders’ Equity (Deficit)	(20,005,230)	(15,663,973)
	$4,516,888	$4,355,868

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

Three Months Ended Mar. 31,
	2008	2007
REVENUES
GOLD’n GRO fertilizer	$597,289	$527,902
Mining technical services	55,842	4,953
Total Revenues	653,131	532,855
COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	517,167	511,871
Mining technical services	30,250	8,063
Total Cost of Revenues	547,417	519,934
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	105,714	12,921

OPERATING EXPENSES
Depreciation and amortization	46,919	52,229
Research and development	78,329	97,282
Sales and marketing	192,856	277,211
Delivery and warehousing	31,569	24,916
General and administrative	199,412	234,652
Total Operating Expenses	549,085	686,290
Operating (Loss)	(443,371)	(673,369)

OTHER INCOME (EXPENSE)
Interest expense	(304,777)	(281,676)
Gain (loss) on derivative instruments	(3,653,069)	142,389
Gain on sale of investments	-	344,291
Debt forgiveness	42,439	-
Total Other Income (Expense)	(3,915,407)	205,004

Income (Loss) before provision for income tax	(4,358,778)	(468,365)
Provision for income tax	-	-
Net Income(Loss)	(4,358,778)	(468,365)
Other comprehensive income (loss)
Unrealized gains(losses) on securities	-	2,247
Comprehensive Income (Loss)	$(4,358,778)	$(466,118)

Weighted average number of shares
Outstanding (1,000’s)- Basic and diluted	999,997	358,591
Earnings (Loss) per share, basic and diluted	$(0.004)	$(0.001)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(UNAUDITED)

	COMMON STOCK				COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	NET	TOTAL
Balance, Dec. 31, 2006	337,582	$337,582	$23,305,788	$(31,661,456)	$ 583,868	$4,713	$(7,429,505)
Issue of common stock:
For cash
For services	99,274	99,274	588,713	-	217,097	-	905,084
For debt conversion	555,410	555,410	698,057	-	(13,600)	-	1,239,867
For asset acquisition	7,731	7,731	100,087	-	-	-	107,818
Net (loss) for the year
ended Dec. 31, 2007	-	-	-	(10,482,524)	-	-	(10,482,524)
Common stock options
outstanding	-	-	-	-	-	(4,713)	(4,713)

Balance, Dec. 31, 2007	999,997	999,997	24,692,645	(42,143,980)	787,365	-	(15,663,973)
Issue of common stock
For services	-	-	13,322	-	4,199	-	17,521
Net (loss) for the three months ended Mar. 31, 2008	-	-	-	(4,358,778)	-	-	(4,358,778)

Balance, Mar. 31, 2008	999,997	$ 999,997	$24,705,967	$(46,502,758)	$ 791,564	$ -	$(20,005,230)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)
	Three Months Ended Mar. 31,
	2008	2007
Cash flows from operating activities
Net loss	$(4,358,778)	$(468,365)
Adjustments to reconcile net loss to cash used by operating activities:
Depreciation and amortization	92,691	97,551
Interest on convertible notes	182,206	163,283
(Gain) loss on change in fair value of derivative instruments	3,653,069	(142,389)
(Gain) on sale of investments	-	(344,291)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(61,269)	(66,354)
Stock and option compensation	(16,141)	988
(Gain) on debt forgiveness	(42,439)	-
Expenses paid with issuance of common stock:
Consulting expenses	14,444	84,367
Director fees	3,000	7,388
Salaries	54,117	72,737
(Increase) decrease in:
Trade accounts receivable	(145,422)	(83,215)
Inventories	114,987	(23,738)
Prepaid expenses, deposits and other	(3,363)	(34,307)
Increase (decrease) in:
Accounts payable	99,044	(71,103)
Accrued management salaries	82,161	62,225
Accrued expenses and other	127,043	75,233
Accrued interest	58,690	37,888
Net cash used by operating activities	(145,960)	(632,102)

Cash flows from investing activities:
Acquisition of property and equipment	(9,808)	(27,810)
Sale of investments	-	205,938
Net cash provided by investing activities	(9,808)	178,128

Cash flows from financing activities:
Proceeds from officer/stockholder advances	45,000	8,000
Proceeds from debt	300,000	990,000
Debt issuance costs	(27,800)	(60,000)
Bank overdraft	-	(13,834)
Payments on debt	(12,752)	(63,402)
Net cash provided by financing activities	304,448	860,764
Net increase in cash	148,680	406,790
Cash, beginning of period	92,987	-
Cash, end of period	$ 241,667	$406,790

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$18,108	$ 38,515

Non-cash financing and investing activities:
Marketable securities received for sale of investment	-	138,353
Common stock issued to settle:
Convertible notes	-	108,807
Acquisition of assets by issuance of common stock:
Equipment	-	46,736
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	10,000	10,000

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1. The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by U.S. Generally Accepted Accounting Principles. Therefore, these financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Form 10-KSB for the year ended December 31, 2007. These financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly state the results for the interim periods reported. All adjustments are of a normal recurring nature. Certain amounts from the prior period have been reclassified to be consistent with the current period presentation.

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $4,358,778 during the three months ended March 31, 2008, a working capital deficit of $23,140,140, and a stockholders’ deficit balance of $20,005,230 as of March 31, 2008. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

3. Beginning in July 2005, the Company has arranged a series of callable secured convertible debt financings (Notes) with an accredited investment group totaling $6,620,000. The Notes bear interest at rates ranging from 6% to 8% and are due three years from issuance. In connection with these financings, the Company has issued warrants to acquire common stock in varying amounts and at varying exercise prices. During 2007 the Company signed Notes that added accrued interest totaling $342,171 to the outstanding principal balance. These Notes bear interest at 2% and have a three year term. Following is a summary of the financings:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

	ORIGINAL	CONVERTED	PRINCIPAL	NUMBER OF	WARRANT
	PRINCIPAL	TO	BALANCE	WARRANTS	EXERCISE
DATE	AMOUNT	STOCK	3/31/08	ISSUED	PRICE
July 2005	$1,250,000	$1,250,000	$ -	1,153,846	$0.15
August 2005	1,000,000	175,645	824,355	923,077	$0.15
January 2006	500,000	-	500,000	961,539	$0.15
February 2006	500,000	-	500,000	461,539	$0.15
July 2006	500,000	500,000	-	20,000,000	$0.05
November 2006	500,000	-	500,000	20,000,000	$0.04
January 2007	500,000	-	500,000	20,000,000	$0.01
March 2007	500,000	362,106	137,894	20,000,000	$0.01
June 2007	335,000	-	335,000	10,000,000	$0.01
August 2007	250,000	-	250,000	20,000,000	$0.0014
October 2007	275,000	-	275,000	15,000,000	$0.004
December 2007	200,000		200,000	15,000,000	$0.001
March 2008	310,000	-	310,000	10,000,000	$0.0001
Totals	$6,620,000	$2,287,751	4,332,249	153,500,001
Accrued interest
added to principal			342,171
Balance 3/31/08			$4,674,420

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

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. As of March 31, 2008 and December 31, 2007 the Notes were convertible into 3,108,744,236 and 6,450,658,596 common shares, respectively, and the conversion features had estimated fair values of $16,514,068 and $13,003,762, respectively. As of March 31, 2008 and December 31, 2007, the Company did not have enough authorized shares to allow conversion of all of the outstanding debt into stock. Consequently, the prepayment option was not available and no value for the prepayment feature was included in the computation of the estimated fair value of the derivatives for March 31, 2008 and December 31, 2007.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

In addition, all warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their estimated fair value. At March 31, 2008 and December 31, 2007 warrants and options to acquire a total of 161,125,001 and 156,729,001 common shares, respectively, were outstanding and had estimated fair values of $760,493 and $231,224, respectively.

The Company estimates the fair value of the embedded conversion and prepayment options of the callable secured convertible debt in a single pricing model with an embedded weighted average calculation. The assumptions used are to (1) determine the number of shares it would take to convert the debt under the terms of the agreements as of the balance sheet date; (2) estimate the future rate of debt conversions by the investors based on recent conversion history; (3) estimate the debt balance at specified dates, using 6 month intervals, based on the conversion rate determined in step 2; (4) value each of the components, including the conversions and the prepayment balances determined in step 3, using the Black-Scholes option pricing model; and (5) compute the estimated fair value of the combined derivatives by taking a weighted average of the values of the debt derivative and the prepayment options for the estimated prepayment dates based on estimated probability of occurrence of each event. Steps 2 and 5 were applicable only to the three months ended March 31, 2007, as the prepayment feature of the Notes was not available for March 31, 2008. Volatility rates ranged from 95% to 128% and 91% to 107% for the three months ended March 31, 2008 and 2007, respectively. Risk free interest rates ranged from 1.22% to 3.45% and 4.54% to 5.07% for the three months ended March 31, 2008 and 2007, respectively. Volatility is calculated each reporting period and the calculation involves matching data points of our common share market price to the length of the option period. Fluctuations in volatility between individual derivatives and between periods are primarily due to the length of the option period.

The Company estimates the fair value of warrants and options using the Black-Scholes option pricing model and assumes all warrants and options would be exercised on their respective expiration dates. Volatility and risk free interest rate ranges are included in the ranges listed above.

The following table is a summary of the transactions and adjustments that comprised the calculation of the estimated fair value of the derivatives from January 1, 2007 to March 31, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

	Convertible	Warrant
	Debt	And Option
	Derivative	Liability
Estimated fair value as of
December 31, 2006	$ 4,876,175	$ 380,083
Additional borrowing in 2007	2,060,000	-
Accrued interest	134,554	-
Warrants issued for services and
expensed or capitalized in 2007	-	7,337
Debt conversions into common shares	(1,021,367)	-
Year to date adjustment to Estimated
Fair Value at December 31, 2007	6,954,400	(156,196)
Estimated Fair Value at December 31, 2007	13,003,762	231,224
Additional borrowing in 2008	310,000	-
Accrued interest	76,252	-
Options issued for services and
expensed or capitalized in 2008	-	255
Debt conversions	-	-
Year to date adjustment to Estimated
Fair Value at March 31, 2008	3,124,055	529,014
Estimated Fair Value at March 31, 2008	$16,514,068	$ 760,493

The fair value of the beneficial conversion option, prepayment penalties, warrants and options are estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Following is a summary of the gains and (losses) on derivative instruments by reporting period for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31,
	2008	2007
Convertible debt derivative	$(3,124,055)	$ 1,226,456
Warrant and option liability	(529,014)	(1,084,067)
Combined Derivative Gain (Loss)	$(3,653,069)	$ 142,389

In connection with the above described financings, the Company entered into Registration Rights Agreements with the Noteholders that either require the Company to use its best efforts to file a registration statement within 120 days of funding or to file a registration statement within 10 days of written demand from the Noteholders. The 2005 Agreements required the Company to increase the authorized shares by October 31, 2005 or use its best efforts to

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

do so. The Agreement specifies penalties of 2% per month for failing to register the shares timely and 3% per month for failing to increase the authorized shares. The Company registered 50 million shares in February 2006 and increased the authorized shares in March 2006. Because it used its best efforts, the Company did not incur any penalties. The Company completed registrations of 75 million shares each in October 2006 and June 2007. After converting their debt into the 75 million common shares from the June 2007 registration, the Noteholders began utilizing Rule 144 to convert their debt into common shares as several of the Notes qualified for Rule 144 treatment since they were more than two years old. In February 2008 Rule 144 was revised to allow sale of shares after being held for six months. The holding period for debt instruments begins on the date of the investment, and due to the shortened time period, the Company anticipates that the Noteholders will utilize Rule 144 for future debt conversions and that no future registrations will be necessary.

In December 2007 the Company had issued substantially all of its authorized shares. A shareholder meeting to increase the authorized shares to 20 billion from 1 billion shares was held on May 6, 2008, at which time the shareholders approved the increase. Consequently, the Company believes it has used its best efforts to be in compliance with the terms of the various Registration Rights Agreements as of March 31, 2008, and therefore believes the probability of incurring any penalties is remote.

No conversions of the debt have taken place to date in 2008. During 2007 the Noteholders converted a total of $1,021,367 of the Notes into 546,758,396 common shares.

4. As of March 31, 2008 we have accrued for liabilities, including interest, of $549,022 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $364,635 (reflected in Capital Lease Obligations) plus $66,235 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $32,351 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of March 31, 2008, the recorded liability for these cases was $161,405. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

In addition to the above leases that are subject to litigation, there are three leases, with a recorded liability of $148,871, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2008 is $3,603,793. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

When these notes came due in 2006, they were convertible into 22,229,551 common shares. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $13,535. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $411,134, is included in current liabilities.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of March 31, 2008 and December 31, 2007. The raw material and work in progress balances below include $684,999 and $640,484 in silver bearing unprocessed photochemicals or partially processed materials as of March 31, 2008 and December 31, 2007, respectively.

	March 31,	Dec. 31,
	2008	2007
Finished goods	$ 34,742	$46,211
Work in progress	548,452	522,273
Raw materials	357,245	425,673
	940,439	994,157
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$836,278	$889,996

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2007 through March 31, 2008:
		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	100,000,000	6,411,235,444	252,000	6,511,487,444
Exercised	-	(546,758,396)	-	(546,758,396)
Expired/Adjusted	(8,134,500)	-	(310,000)	(8,444,500)
Under option, December 31, 2007	150,465,001	6,450,658,596	6,264,000	6,607,387,597
Granted	10,000,000	-	71,000	10,071,000
Exercised	-	-	-	-
Expired/Adjusted	(5,625,000)	(3,341,914,360)	(50,000)	(3,347,589,360)
Under option, March 31, 2008	154,840,001	3,108,744,236	6,285,000	3,269,869,237

The average price for all warrants and options granted and exercised was $0.0013 for the three months ended March 31, 2008 and $0.0009 for the year ended December 31, 2007.

The following table summarizes the warrants and options outstanding as of March 31, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
March 2015
	10,000,000	$0.0001
December 2014
	15,000,000	0.001
August 2014
	20,000,000	0.0014
October 2014
	15,000,000	0.004
January to June 2014
	50,000,000	0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
July 2010 to February 2011
	3,740,001	0.150
June 2008
	100,000	0.225
Total Warrants	154,840,001		$0.0199

Convertible Debt Options:
August 2008 to March 2011
	3,108,744,236	$0.0015	$0.0015

Employee Options:
August 2007 to February 2018
	463,000	$0.150
One year after employment ends
	1,600,000	0.150
May 2017 to October 2017
	55,000	0.160
January 2015 to January 2018
	150,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,285,000		$0.2397
Total Warrants and Options	3,269,869,237		$0.0029

The 3,108,744,238 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of March 31, 2008 $4,751,197 of principal and accrued interest was convertible into common stock at the lower of $0.10 per share or 35% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Earnings (Loss) per Common Share:

Basic Earnings (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during the three months ended March 31, 2008 and 2007.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

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

Following is a reconciliation of Net Income (Loss) and Weighted Average number of shares outstanding, in the computation of basic and diluted earnings (loss) per common share (EPS) for the three months ended March 31, 2008 and 2007.

	Three months Ended March 31,
	2008	2007
Net Income (Loss)	$(4,358,778)	$(468,365)
Less: Preferred stock dividends	-	-
Basic and diluted EPS loss available to common
stockholders	$(4,358,778)	$(468,365)

Weighted average number of shares outstanding (1,000’s)	999,997	358,591
Common equivalent shares (1,000’s)	N/A	N/A
Diluted average number of shares outstanding (1,000’s)	999,997	358,591
Loss Per share amount -basic	$(0.004)	$(0.001)
Loss Per share amount- diluted	$(0.004)	$(0.001)

Warrants, options, and shares to be issued, totaling 3,290,219,698 and 491,740,285 shares as of March 31, 2008 and 2007, respectively, would dilute EPS, and accordingly are not included in the computation of EPS for the three months ended March 31, 2008 and 2007.

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

MARCH 31, 2008

(UNAUDITED)

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

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $(16,141) and $988, respectively, and is included in general and administrative expenses. The 2008 amount includes $255 for the estimated fair value of stock options granted and $(16,396)in valuation adjustments of common stock issued to employees for their compensation.

In addition to a stock option program for employees, certain employees, directors and various consultants receive the majority of their compensation in common shares. Shares issued for consulting services include such services as transportation, contracting, and corporate marketing and investor relations programs. Shares issues to employees, directors, and consultants are valued at the closing market price of our common stock on the transaction date. Total expenses paid in common stock for employees, directors, and consultants was $71,561 and $164,492 for the three months ended March 31, 2008 and 2007, respectively. These expenses are allocated between the two segments and between expense categories in the Consolidated Statements of Operations based on the type of service provided.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2007.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007

Revenues:
Photochemical Fertilizer	$597,289	$527,902
Mining Technical Services	55,842	4,953
Consolidated Revenues	$653,131	$532,855

Gross Profit (Loss):
Photochemical Fertilizer	$ 80,122	$ 16,031
Mining Technical Services	25,592	(3,110)
Consolidated Gross Profit (Loss)	$105,714	$ 12,921

Operating Loss:
Photochemical Fertilizer	$(318,164)	$(493,401)
Mining Technical Services	(125,207)	(179,968)
Consolidated Operating Loss	$(443,371)	$(673,369)

Other Income (Expense):
Photochemical Fertilizer	$(3,915,407)	$ 66,651
Mining Technical Services	-	138,353
Consolidated Other Income (Expense)	$(3,915,407)	$205,004

Net Loss before taxes:
Photochemical Fertilizer	$(4,233,571)	$(426,750)
Mining Technical Services	(125,207)	(41,615)
Consolidated Net Loss
Before Taxes	$(4,358,778)	$(468,365)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	March 31,	December 31,
	2008	2007

Current Assets:
GOLD’n GRO Fertilizer	$1,179,216	$ 1,033,487
Mining Technical Services	58,135	15,743
	1,237,351	1,049,230

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,734,709	2,769,179
Mining Technical Services	80,502	83,143
	2,815,211	2,852,322

Other Assets, net:
GOLD’n GRO Fertilizer	107,505	108,318
Mining Technical Services	3,483	3,483
	110,988	111,801

Total Assets:
GOLD’n GRO Fertilizer	4,021,430	3,910,984
Mining Technical Services	142,120	102,369
Total Segment Assets	4,163,550	4,013,353

Itronics Inc. assets	28,984,893	28,787,327
Less: inter-company elimination	(28,631,555)	(28,444,812)
Consolidated Assets	$4,516,888	$4,355,868

11. The Company periodically holds marketable securities that are available for sale, which have consisted solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to market value at each balance sheet date. The adjustment to market value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at March 31, 2008 and December 31, 2007. No gains or losses were reclassified out of accumulated other comprehensive income into earnings during the three months ended March 31, 2008 and 2007. The table below illustrates the amount of unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment, if any,

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

Three Months Ended Mar. 31,
	2008	2007

Unrealized holding gains
arising during the period	$ -	$ 2,247
Reclassification adjustment	-	-
Other Comprehensive Income	$ -	$ 2,247

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

Three Months Ended
March 31,
	2008	2007
Gross proceeds from sale of securities	$ -	$ -

Gross gains from sale of securities	$ -	$ -
Gross losses from sale of securities	-	-
Net Gains from Sale of Securities	$ -	$ -

12. Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, payables and short term debt qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

The Company analyzes all financial instruments with features of both liabilities and equity under SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities" and EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock."

The Company’s convertible debt derivatives are carried at fair value totaling $16,514,068 and $13,003,762, as of March 31, 2008 and December 31, 2007; the Company carries its options and warrants at fair value totaling $760,493 and $231,224 as of March 31, 2008 and December 31, 2007. The Company used Level 2 inputs for its valuation methodology for the convertible debt derivatives, warrant and option liability, and their fair values are determined by using current conversion rate which is determined by the lowest three stock prices for the past 20 days at each reporting period.

	Fair Value As of March 31, 2008	Fair Value Measurements at March 31, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Convertible debt derivative	$16,514,068		$ 16,514,068
Warrant and option liability	$760,493		$ 760,493

The Company recognized $3,124,055 and $529,014 as loss on derivative instruments for the three months ended March 31, 2008.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157. The Company also adopted SFAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" on January 1, 2008. SFAS 159 permits entities to choose to measure certain financial and non-financial items at fair value that are not otherwise required to be measured at fair value. The Company chose not to elect the option to measure eligible items at fair value.

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

Results of Operations

We reported consolidated revenues of $653,131 for the quarter ended March 31, 2008, compared to $532,855 for the prior year quarter, an increase of 23%. The increase was due to a combination of increases in GOLD’n GRO Fertilizer segment revenue of $69,400, or 13% and Mining Technical Services segment revenue of $50,900, or 1,027%. The consolidated net loss was $4,358,778, or $0.004 per share, for the quarter ended March 31, 2008, compared to a net loss of $468,365 or $0.001 per share for the comparable 2007 period, an increased loss of $3,890,400. The increased loss is due primarily to an increase in the non-cash loss on derivative instruments related to our financing.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resulting operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

	Three months Ended March 31,
	2008	2007
Revenues
Fertilizer	$ 445,578	$ 413,723
Silver	117,065	68,847
Photochemical recycling	34,646	45,332
Total Revenue	597,289	527,902
Gross profit (loss)	80,122	16,031
Operating income (loss)	(318,164)	(493,401)
Other income (loss)	(3,915,407)	66,651
Net income (loss) before taxes	(4,233,571)	(426,750)

Total segment revenues for the first quarter of 2008 were approximately $597,300, an increase of 13% from the first quarter of 2007. Total fertilizer sales for the quarter were $445,600 (481 tons), compared to $413,700 (480 tons) for the 2007 first quarter, an increase of 8% in dollars and a nominal increase in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $372,000 (384 tons) and $357,500 (374 tons) for the first quarter of 2008 and 2007, respectively, an increase of 4% in dollars and 3% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $37,400 (87 tons) and $43,800 (107 tons) for the first quarter of 2008 and 2007, respectively, a decrease of 15% in dollars and 19% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006. Sales of this product were $13,800 (10 tons) and $-0- (0 ton) for the first quarter of 2008 and 2007, respectively. The overall increase in sales was due primarily to price increases. Total photochemical services revenue for the quarter decreased $10,700 due primarily to a reduction in photoliquids from one supplier. This was a decrease of 24% in revenue on decreased volume of 11%. Silver sales were $117,100 (6,381 ounces) for the quarter, compared to $68,800 (5,343 ounces) for the prior year first quarter, an increase of 70% in dollars and 19% in ounces. The increase is due to a combination of increased sales of silver contained in film and a sharply increased silver price.

World-wide demand for fertilizers increased sharply in the first quarter, creating shortages of certain basic fertilizer materials. Because of this, delays were experienced in obtaining raw materials and some GOLD’n GRO liquid fertilizer deliveries were delayed to the second quarter. At the end of the first quarter, we had the largest backlog of truck load orders since we began fertilizer manufacturing. Our sales personnel are working closely with our sales distribution network to manage fertilizer distribution so that the ultimate customer receives ordered materials as closely as possible to when they are needed in the field.

Cost of sales increased $5,300 due primarily to increases in raw materials costs of $19,300 resulting from increased sales and payroll costs of $6,500, which was partially offset by a decrease of $17,000 in plant supplies and repairs and maintenance. The segment recorded a gross profit of $80,100 for the quarter, compared to a gross profit of $16,000 for the first quarter of 2007, an increased gross profit of $64,100, or 400%.

We are continuing our efforts on sales of Photochemical Silver Concentrators in order to provide a long term base of used photochemical supply. In March 2007 we received a deposit on a Photochemical Silver Concentrator and it was delivered in July 2007. We are in discussions for another order from the same customer. We also are now aggressively seeking new large scale photochemical recycling customers, and between August 2006 and April 2007, we obtained three new significant wholesale customers. In April 2008 we obtained another significant wholesale customer. As a result of these new customers, we expect the rate of growth in sales volume will be significantly greater than the rate of growth in sales dollars. The addition of these customers is expected to increase photochemical raw material (on an unconcentrated basis) up to 400% greater than the volume in 2006.

We have also initiated discussions with other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2009 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses decreased $111,100 from the first quarter of 2007. This was due to decreases of $65,800 in sales and marketing expenses related primarily to decreased corporate marketing, $12,800 in research and development due to the completion of the first phase of the registration process of the GOLD’n GRO Guardian deer repellant, and $34,100 in general and administrative costs related to reduced payroll costs of $18,000 and legal and accounting costs of $7,100.

These factors resulted in a 2008 first quarter segment operating loss of $318,200 compared to a loss of $493,400 for the first quarter of 2007, a decreased operating loss of $175,200, or 36%.

Other income (expense) was a net expense of $3,915,400 for the quarter, compared to income of $66,700 for the 2007 first quarter, a decrease in other income (expense) of $3,982,100. The increase in other expense is due primarily to an increase in loss on derivative instruments of $3,795,500. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile. In addition, there was a one time gain in the prior year quarter of $205,900 from the sale of a membership interest in our workers compensation insurance carrier.

The changes in operating loss and other income resulted in a segment net loss before taxes of $4,233,600 for the quarter ended March 31, 2008, compared to segment net loss before taxes of $426,800 for the prior year quarter, an increased loss of $3,806,800.

MINING TECHNICAL SERVICES

	Three Months Ended March 31,
	2008	2007
Revenues	$ 55,842	$ 4,953
Gross profit (loss)	25,592	(3,110)
Operating income (loss)	(125,207)	(179,968)
Other income (expense)
-
		138,353
Net income (loss) before taxes	(125,207)	(41,615)

Mining technical services revenue was $55,800 for the quarter ended March 31, 2008, compared to $5,000 for the comparable quarter of 2007, an increase of 1,027%. The increase came from one technical services project that was completed in March 2008. Discussions are ongoing for additional work on that project. Cost of sales increased $22,200, due to an increase in payroll and consulting expense of $22,900, which were related to the technical services project discussed above. These factors resulted in a first quarter gross profit for the segment of $25,600 compared to a gross loss of $3,100 for the prior year first quarter, an improvement of $28,700.

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

The redirection of Whitney & Whitney, Inc. to reduce emphasis on technical consulting services and to launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on possible future technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended March 31, 2008 and 2007 we allocated costs of approximately $55,800 and $61,900, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now expanding the content of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into at least the third quarter of 2008. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. A program to solicit advertising customers was developed and is being offered to gold exploration companies beginning in the first quarter of 2007. We hired a manager of marketing and sales in October 2006. He was responsible for marketing efforts for both the insidemetals.com website and for technical consulting services to the mining industry. As no revenue was generated from this work, the position was eliminated in February 2008. We are presently evaluating the steps we need to take to improve the revenue growth from the website.

Total segment operating expenses for the first quarter of 2008 decreased $26,100, due primarily to decreased sales and marketing costs related to corporate marketing and to the insidemetals.com website discussed above.

The combination of these factors resulted in a 2008 first quarter segment operating loss of $125,200, compared to an operating loss of $180,000 for the first quarter of 2007, a decreased operating loss of $54,800, or 30%.

Other income (expense) for the first quarter of 2008 was $-0- compared to a gain of $138,400 for the prior year first quarter. The prior year gain was a one time sale of a membership interest in our workers compensation insurance carrier.

The changes in operating loss and other income resulted in a segment net loss before taxes of $125,200 for the quarter ended March 31, 2008, compared to a loss of $41,600 for the prior year quarter, an increased loss of $83,600, or 201%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a first quarter 2008 operating loss of $443,400, compared to $673,400 for the first quarter of 2007, a decreased operating loss of $230,000, or 34%. Net loss before taxes for the first quarter 2008 was $4,358,800 compared to a net loss before taxes of $468,400 for the prior year first quarter, an increased loss of $3,890,400. The increased loss is due primarily to an increased non-cash loss on derivatives of $3,795,500.

Changes in Financial Condition; Capitalization

Cash amounted to $241,700 as of March 31, 2008, compared to $406,800 as of March 31, 2007. Net cash used for operating activities was approximately $146,000 for the first three months of 2008. The cash used for operating activities during the period was financed primarily by net proceeds of $300,000 from the issuance of callable secured convertible notes, less $27,800 in debt issuance costs, and loans totaling $45,000 from an officer/stockholder.

Total assets increased $161,000 during the three months ended March 31, 2008 to $4,516,900. Current assets increased $206,100 due to increases in cash of $148,700 and accounts receivable of $145,400. These increases were partially offset by a decrease in inventory of $53,700 and prepaid expenses of $34,300. Inventory decreased primarily due to usage of fertilizer raw materials to meet fertilizer sales demand, while at the same time, it became difficult to purchase raw materials to replace the materials used in manufacturing due to the increased worldwide demand for fertilizers as discussed above. Net property and equipment decreased $37,100 due to current period depreciation and amortization. Other assets decreased $8,000 due to amortization of deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the three months ended March 31, 2008 by $4,504,100 and total liabilities increased by $4,502,300. The increase is primarily due to an increase of $4,039,600 in the estimated fair value of derivative instruments. The major components of this increase include $310,000 in new convertible debt borrowing, $76,300 in accrued interest, and a net increase in estimated fair value of derivative instruments of $3,653,100. The increase in estimated fair value of the derivative instruments is primarily due to an increased stock price at March 31, 2008 compared to December 31, 2007. The current stock price used in the Black-Scholes model used to compute estimated fair value was $0.0067 and $0.0026 at March 31, 2008 and December 31, 2007, respectively. The conversion price used in the same computation was $0.0015 and $0.0007 for March 31, 2008 and December 31, 2007, respectively. The increased stock price resulted in a reduction in the number of shares need to convert the callable secured convertible debt from 6,450,658,596 common shares at December 31, 2007 to 3,108,744,236 common shares at March 31, 2008, in spite of the increased borrowing. This would tend to lower the value of the debt derivative. However, the stock price increase also increased the value of the conversion option of the convertible debt and the value of outstanding warrants and options. The net result was the increase in estimated fair value of the derivatives discussed above.

Other changes in current liabilities include increases of $106,000 in current maturities of convertible notes and accrued interest, $99,000 in accounts payable, $82,200 in accrued management salaries, $50,900 in interest payable to officer/stockholders, and $130,200 in other liabilities. These increases were partially offset by decreases of $16,700 in accrued expenses and $37,200 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the three months ended March 31, 2008, working capital declined by $4,298,000 to a deficit balance of $23,140,100. The decline is due primarily to the increase in estimated fair value of derivative instrument liabilities discussed above.

In order to solve our liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. We obtained financing of $2.06 million and $2.0 million in 2007 and 2006, respectively, through the issuance of callable secured convertible debt. During the first three months of 2008, we obtained financing of $310,000 from the issuance of callable secured convertible debt. We anticipate these funds will provide for our working capital needs until late May 2008.

We are actively working to establish a longer term financing plan that will identify capital sources for our financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be extended annually.

In addition to continuing the above described efforts, development of the technology necessary to manufacture fertilizer from photochemicals has been completed. In March 1998 our subsidiary, Itronics Metallurgical, Inc., signed a definitive manufacturing and distribution agreement with Western

Farm Services, Inc. (WFS). The agreement gives WFS the exclusive license and right to manufacture and market the GOLD’n GRO line of fertilizer products in the states of Arizona, California, Hawaii, Idaho, Oregon and Washington. The agreement is for five years, with five year renewal options. In March 2008, the companies entered the third five year term of the agreement.

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of March 31, 2008, no factored inventory and receivables were outstanding.

We are focusing on expanding GOLD’n GRO fertilizer sales and the related photochemical and silver sales necessary to achieve profitability, but this growth is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, the rate of GOLD’n GRO fertilizer adoption in existing and new markets, and the availability of funding to support sales growth.

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

We have a three phased registration process underway to get the repelling ingredient (denatonium benzoate) and GOLD’n GRO Guardian into the market.

Phase 1 is to register a "ready-to-use" spray deer repellent that is essentially similar in the amount of repelling ingredient to a topical product that is already in the market, but that is being phased out due to high cost and limited effectiveness. Using this "me too" approach provides a U.S. EPA approved path to rapid registration to get product sales started by mid-year 2008. This phase was completed in March 2008.

Phase 2 is to register denatonium benzoate. U.S. EPA has made a written determination that Itronics would have a 10 year exclusive use right under this registration that provides use protection to the owner which is similar to use protection provided by a product patent. This registration is being pursued because denatonium benzoate has not been registered as an active ingredient for use in animal repellents in the United States, and the U.S. EPA is now requiring that it be registered for that purpose. This registration requires that scientific, environmental, and toxicology data be gathered to become part of the application. We have an agreement in place with a large foreign manufacturer of denatonium benzoate who has already supplied certain confidential technical manufacturing and scientific information to U.S. EPA as part of our product registration application. Our environmental consultants have informed us that the data required will take from two to four years of elapsed time to gather and could cost in the range of $1 million to $1.5 million. This registration is on hold until the data requirements can be fulfilled.

Phase 3 is to register the GOLD’n GRO Guardian deer-repellent fertilizer concentrate. This registration will be pursued once denatonium benzoate has been registered as an active ingredient for use in animal repellents in the United States. This registration requires that scientific, environmental, and toxicology data be gathered to become part of the application. Our environmental consultants have informed us that the data required will take from two to four years of elapsed time to gather and could cost in the range of $1 million to $1.5 million. A major part of the toxicology studies for this product have been completed with a finding that the product is relatively safe, requiring only a caution label for use. Some of the scientific data has been supplied, but the environmental data has not yet been gathered.

We also need to register GOLD’n GRO Guardian in each state in which it will be sold. We have already registered the fertilizer component, GOLD’n GRO 8-8-8+4%S, in Nevada, Utah, and 9 northeastern states where sales will be started so that the fertilizer registration requirements will not delay sales once they are permissible. State registration of the "ready-to-use" spray as registered with the U.S. EPA was begun in early May 2008. The plan is to file registration applications in 13 states. Sales of GOLD’n GRO Guardian can begin in each state when the state registration is received.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive and financial officer and principal accounting officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

 Accounting and Reporting Oversight – Because of our size, we have ineffective segregation of duties relative to key financial reporting functions. Additionally, only one person in our company, our Principle Accounting Officer/Controller has extensive US GAAP accounting and SEC reporting experience. However, we do not have anyone else on staff with sufficient knowledge to review his work for completeness and accuracy. We do not have anyone with financial expertise on our Board so we have been unable to form an audit committee to perform oversight of this function.

In order to correct the foregoing weaknesses, we will continue to search for independent directors; however, given our current financial condition, we expect we will not be successful until we can become profitable and/or adequately funded.

(b)     Changes in internal controls. There was no change in our internal controls or in other          factors that could affect these controls during our fiscal quarter ended March 31, 2008          that has materially affected, or is reasonably likely to materially affect, our internal          control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2008 we have accrued for liabilities, including interest, of $549,022 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $364,635 (reflected in Capital Lease Obligations) plus $66,235 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $32,351 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of March 31, 2008, the recorded liability for these cases was $161,405. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities:

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on February 1, 2008. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 62,000 shares of common stock to five of our employees in January and February 2008. The options are exercisable at $0.15 to $0.20 per share and expire in three to ten years from grant.

In March 2008, we entered into a Securities Purchase Agreement with three accredited investors (the "Investors") for an aggregate amount of (i) $310,000 in secured convertible notes, and (ii) warrants to purchase 10,000,000 shares of the our common stock (the "Financing"). We anticipate that the proceeds of the Financing will be used to advance our eight part business plan which was summarized in its press release issued by us on June 3, 2005. The Financing will provide working capital to expand GOLD’n GRO fertilizer sales, EPA registration of the GOLD’n GRO Guardian deer repellant fertilizer, certain capital improvements to expand production capacity, and payment of existing debt obligations.

The Financing was completed in one closing. The closing consisted of gross proceeds of $310,000, less financing costs of $10,000, for net proceeds of $300,000.

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

The parties entered into a Registration Rights Agreement whereby we may be required to file a registration statement with the Securities and Exchange Commission within 10 days of written demand, registering the common stock underlying the secured convertible notes and the warrants. If the registration statement is not declared effective within 90 days from the filing date, we are required to pay liquidated damages to the investors. In the event that we breach any representation or warranty in the Securities Purchase Agreement, we may be required to pay liquidated damages in shares or cash, at our election, equal to two percent of the outstanding principal amount of the secured convertible notes per month plus accrued and unpaid interest.

The Investors received seven year warrants to purchase a total of 10,000,000 common shares of the Company at a purchase price of $0.0001 per share.

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

All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, our business associates or our executive officers, and we restricted transfers in accordance with the requirements of the Securities Act of 1933, as amended. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Except as expressly set forth above, the individuals and entities to whom we issued securities as indicated in this Item 2 are unaffiliated with us.

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at March 31, 2008 is $3,603,793. We are formulating a plan to seek extensions of these notes and have recorded these notes as current liabilities. No collection action has been taken to date.

Our mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $13,535. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $411,134, is included in current liabilities.

In addition to the above leases that are subject to litigation, there are three leases, with a recorded liability of $148,871, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Item 4. Submission of Matters to a Vote of Security Holders

On May 6, 2008 a special meeting of shareholders was held to vote on increasing the authorized shares from 1 billion to 20 billion. In addition, a proposal was brought to the meeting to change the par value of our common stock from $0.001 to $0.0001. Both measures passed with more than the required two thirds majority of the outstanding shares voting in favor of the proposals. A summary of the voting results follows:

        For              673,936,930

        Against          195,187,789

        Abstain          7,044,763

The amendment to the Articles of Incorporation was approved by the Secretary of State of Texas on May 13, 2008 and is attached as Exhibit 3(i).

Item 6. Exhibits

EXHIBIT 3(i)     AMENDMENT TO ARTICLES OF INCORPORATION                           41

Exhibit 31.1     CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL

                 OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

                 ACT OF 2002                                                      43

Exhibit 31.2     CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                 TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002                 45

Exhibit 32.1     CERTIFICATIONS OF PRINCIPAL EXZECUTIVE AND FINANCIAL

                 OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

                 ACT OF 2002                                                      47

Exhibit 32.2     CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                 TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002                 48

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

DATED: May 15, 2008                          By:/S/JOHN W. WHITNEY

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

Company and in the capacities and on the dates indicated

DATED: May 15, 2008                           By:/S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President

                                                (Principal Executive and Financial

                                                Officer)

DATED: May 15, 2008                           By:/S/MICHAEL C. HORSLEY

                                                Michael C. Horsley

                                                Controller

                                                (Principal Accounting Officer)