Form 10-Q
period 2008-06-30
ITRONICS INC
filed 2008-08-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 12, 2008, 1,722,340,113 shares of common stock were outstanding.

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – June 30, 2008 (Unaudited)
and December 31, 2007	4

Condensed Consolidated Statements of Operations for the Three
And Six Months Ended June 30, 2008 and 2007 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Six Months Ended June 30, 2008 and the Year Ended
December 31, 2007 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2008 and 2007 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	24

Item 4T. Controls and Procedures	38

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3 Defaults upon Senior Securities	41

Item 6. Exhibits	41

Certifications	43

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$ 18,576	$92,987
Accounts receivable, less allowance for
doubtful accounts, 2008, $4,600; 2007, $4,600	165,420	17,561
Inventories	1,042,256	889,996
Prepaid expenses	106,150	94,952
Total Current Assets	1,332,402	1,095,496

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,312,409
Design and construction in progress,
manufacturing facility	116,465	97,110
Equipment and furniture	2,881,247	2,879,938
Vehicles	222,298	222,298
Equipment under capital lease-equipment and furniture	466,571	466,571
	5,213,990	5,193,326
Less: Accumulated depreciation and amortization	2,434,867	2,341,004
Total Property and Equipment	2,779,123	2,852,322

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2008,
$407,406; 2007, $521,727	266,149	323,042
Deposits	8,508	8,508
Total Other Assets	351,157	408,050
	$4,462,682	$4,355,868

The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Accounts payable	$ 841,763	$ 672,163
Accrued management salaries	929,166	779,873
Accrued expenses	375,288	272,267
Insurance contracts payable	36,831	13,761
Interest payable to officer/stockholders	262,481	157,181
Interest payable, long-term debt and lease obligations	239,590	225,533
Current maturities of long-term debt	424,301	436,523
Current maturities of capital lease obligations	423,885	463,996
Advances from stockholder	188,025	143,025
Current maturities of convertible notes and accrued interest	3,709,964	3,497,838
Convertible debt derivatives	10,643,814	13,003,762
Warrant and option liability	246,126	231,224
Other	131,027	40,498
Total Current Liabilities	18,452,261	19,937,644

LONG-TERM LIABILITIES
Long-term debt, less current maturities	80,379	82,197
Capital lease obligations, less current maturities	-	-
Total Long-Term Liabilities	80,379	82,197

Commitments and Contingencies (see Note 4)	-	-
Total Liabilities	18,532,640	20,019,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2008, 0 shares; 2007, 0 shares	-	-
Common stock, par value $0.0001 per share;
authorized 20,000,000,000 shares; issued and outstanding,
1,209,103,913 at June 30, 2008 and 999,996,999 at December
31, 2007	120,913	999,997
Additional paid-in capital	25,919,145	24,692,645
Accumulated deficit	(40,949,986)	(42,143,980)
Common stock to be issued	839,970	787,365
Total Stockholders’ Equity (Deficit)	(14,069,958)	(15,663,973)
	$4,462,682	$4,355,868

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)

Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
GOLD’n GRO fertilizer	$1,232,490	$839,910	$1,829,779	$1,367,812
Mining technical services	31,373	1,675	87,215	6,628
Total Revenues	1,263,863	841,585	1,916,994	1,374,440

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	922,544	722,869	1,439,711	1,234,740
Mining technical services	21,668	7,667	51,918	15,730
Total Cost of Revenues	944,212	730,536	1,491,629	1,250,470
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below	319,651	111,049	425,365	123,970

OPERATING EXPENSES
Depreciation and amortization	46,944	52,392	93,863	104,621
Research and development	68,512	91,572	146,841	188,854
Sales and marketing	153,737	283,703	346,593	560,914
Delivery and warehousing	87,236	66,220	118,805	91,136
General and administrative	255,181	239,744	454,593	474,396
Total Operating Expenses	611,610	733,631	1,160,695	1,419,921
Operating (Loss)	(291,959)	(622,582)	(735,330)	(1,295,951)
OTHER INCOME (EXPENSE)
Interest expense	(324,550)	(310,070)	(629,327)	(591,746)
Gain (loss) on derivative instruments	6,169,281	(311,142)	2,516,212	(168,753)
Gain (loss) on sale of investments	-	7,718	-	352,009
Other	-	471	42,439	471
Total Other Income (Expense)	5,844,731	(613,023)	1,929,324	(408,019)

Income (Loss) before provision for income tax	5,552,772	(1,235,605)	1,193,994	(1,703,970)
Provision for income tax	-	-	-	-
Net Income(Loss)	5,552,772	(1,235,605)	1,193,994	(1,703,970)

Other comprehensive income (loss)
Unrealized gains (losses) on securities	-	868	-	3,115
Comprehensive Income (Loss)	$5,552,772	$(1,234,737)	$1,193,994	$(1,700,855)

Weighted average number of shares
Outstanding (1,000’s)	1,071,615	374,749	1,045,106	366,715
Earnings (Loss) per share: Basic	$0.005	$(0.003)	$0.001	$(0.005)
Diluted	$0.001	N/A	$0.0002	N/A

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(UNAUDITED)

	COMMON STOCK				COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	NET	TOTAL
Balance, Dec. 31, 2006	337,582	$337,582	$23,305,788	$(31,661,456)	$ 583,868	$4,713	$(7,429,505)
Issue of common stock:
For cash
For services	99,274	99,274	588,713	-	217,097	-	905,084
For debt conversion	555,410	555,410	698,057	-	(13,600)	-	1,239,867
For asset acquisition	7,731	7,731	100,087	-	-	-	107,818
Net (loss) for the year
ended Dec. 31, 2007	-	-	-	(10,482,524)	-	-	(10,482,524)
Common stock options
outstanding	-	-	-	-	-	(4,713)	(4,713)
Balance, Dec. 31, 2007	999,997	999,997	24,692,645	(42,143,980)	787,365	-	(15,663,973)
Issue of common stock
For services	22,117	2,214	92,315	-	2,815	-	97,344
For debt conversion	186,990	18,699	234,188	-	49,790	-	302,677
Adjustment for new par
value	-	(899,997)	899,997	-	-	-	-
Net income for the six months ended June 30, 2008	-	-	-	1,193,994	-	-	1,193,994
Balance, June 30, 2008	1,209,104	$ 120,913	$25,919,145	$(40,949,986)	$ 839,970	$ -	$(14,069,958)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)
	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$1,193,994	$(1,703,970)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	188,556	221,803
Interest on convertible notes	375,450	332,183
(Gain) loss on change in fair value of derivative instruments	(2,516,212)	168,753
(Gain) on sale of investments	-	(352,009)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(135,814)	(171,971)
Stock and option compensation	(12,474)	1,725
(Gain) on debt forgiveness	(42,439)
Bad debts	264	-
Expenses paid with issuance of common stock:
Consulting expenses	35,226	181,929
Director fees	6,000	10,388
Salaries	78,517	159,942
(Increase) decrease in:
Trade accounts receivable	(148,123)	(42,921)
Inventories	(7,304)	(56,413)
Prepaid expenses, deposits and other	(43,626)	(75,725)
Increase (decrease) in:
Accounts payable	173,824	(18,426)
Accrued management salaries	149,293	113,326
Accrued expenses and other	216,620	97,342
Accrued interest	128,271	8,919
Net cash used by operating activities	(359,977)	(1,125,125)

Cash flows from investing activities:
Acquisition of property and equipment	(11,008)	(37,762)
Sale of investments	-	312,156
Net cash provided by investing activities	(11,008)	274,394

Cash flows from financing activities:
Proceeds from officer/stockholder advances	45,000	8,000
Proceeds from debt	300,000	1,290,000
Debt issuance costs	(27,800)	(87,142)
Bank overdraft	-	(13,834)
Payments on debt	(20,626)	(86,011)
Net cash provided by financing activities	296,574	1,111,013

Net increase (decrease) in cash	(74,411)	260,282
Cash, beginning of period	92,987	-
Cash, end of period	$ 18,576	$ 260,282

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(UNAUDITED)
	Six Months Ended June 30,
	2008	2007
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 30,912	$ 144,274

Non-cash financing and investing activities:
Marketable securities received for sale of investment	-	138,353
Common stock issued to settle:
Convertible notes	302,677	128,150
Accrued management salaries	-	246,000
Accounts payable	4,221	-
Acquisition of assets by issuance of common stock:
Equipment	9,656	46,736
Inventory	9,142	27,300
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	10,000	45,000

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including an operating loss of $735,330 during the six months ended June 30, 2008, a working capital deficit of $17,119,859, and a stockholders’ deficit balance of $14,069,958 as of June 30, 2008. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

	ORIGINAL	CONVERTED	PRINCIPAL	NUMBER OF	WARRANT
	PRINCIPAL	TO	BALANCE	WARRANTS	EXERCISE
DATE	AMOUNT	STOCK	6/30/08	ISSUED	PRICE
July 2005	$1,250,000	$1,250,000	$ -	1,153,846	$0.15
August 2005	1,000,000	1,000,000	-	923,077	$0.15
January 2006	500,000	214,855	285,145	961,539	$0.15
February 2006	500,000	-	500,000	461,539	$0.15
July 2006	500,000	3,068	496,932	20,000,000	$0.05
November 2006	500,000	-	500,000	20,000,000	$0.04
January 2007	500,000	-	500,000	20,000,000	$0.01
March 2007	500,000	122,505	377,495	20,000,000	$0.01
June 2007	335,000	-	335,000	10,000,000	$0.01
August 2007	250,000	-	250,000	20,000,000	$0.0014
October 2007	275,000	-	275,000	15,000,000	$0.004
December 2007	200,000		200,000	15,000,000	$0.001
March 2008	310,000	-	310,000	10,000,000	$0.0001
Totals	$6,620,000	$2,590,428	4,029,572	153,500,001

Accrued interest
added to principal			342,170
Balance 6/30/08			$4,371,742

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

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. As of June 30, 2008 and December 31, 2007 the Notes were convertible into 5,553,788,718 and 6,450,658,596 common shares, respectively, and the conversion features had estimated fair values of $10,643,814 and $13,003,762, respectively. As of December 31, 2007, the Company did not have enough authorized shares to allow conversion of all of the outstanding debt into stock. Consequently, the prepayment option was not available and no value for the prepayment feature was included in the computation of the estimated fair value of the derivatives for December 31, 2007. As of June 30, 2008 the Company did have enough authorized shares to convert the debt. Consequently, the prepayment option was available and the estimated fair value of this feature was included in the computation of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

the estimated fair value of the derivative as of June 30, 2008.

In addition, all warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their estimated fair value. At June 30, 2008 and December 31, 2007 warrants and options to acquire a total of 160,891,001 and 156,729,001 common shares, respectively, were outstanding and had estimated fair values of $246,126 and $231,224, respectively.

The Company estimates the fair value of the embedded conversion and prepayment options of the callable secured convertible debt in a single pricing model with an embedded weighted average calculation. The assumptions used are to (1) determine the number of shares it would take to convert the debt under the terms of the agreements as of the balance sheet date; (2) estimate the future rate of debt conversions by the investors based on recent conversion history; (3) estimate the debt balance at specified dates, using 6 month intervals, based on the conversion rate determined in step 2; (4) value each of the components, including the conversions and the prepayment balances determined in step 3, using the Black-Scholes option pricing model; and (5) compute the estimated fair value of the combined derivatives by taking a weighted average of the values of the debt derivative and the prepayment options for the estimated prepayment dates based on estimated probability of occurrence of each event. Volatility rates ranged from 95% to 144% and 90% to 107% for the six months ended June 30, 2008 and 2007, respectively. Risk free interest rates ranged from 1.22% to 3.99% and 4.28% to 5.07% for the six months ended June 30, 2008 and 2007, respectively. Volatility is calculated each reporting period and the calculation involves matching data points of our common share market price to the length of the option period. Fluctuations in volatility between individual derivatives and between periods are primarily due to the length of the option period.

The Company estimates the fair value of warrants and options using the Black-Scholes option pricing model and assumes all warrants and options would be exercised on their respective expiration dates. Volatility and risk free interest rate ranges are included in the ranges listed above.

The following table is a summary of the transactions and adjustments that comprised the calculation of the estimated fair value of the derivatives from January 1, 2007 to June 30, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

	Convertible	Warrant
	Debt	And Option
	Derivative	Liability
Estimated fair value as of
December 31, 2006	$ 4,876,175	$ 380,083
Additional borrowing in 2007	2,060,000	-
Accrued interest	134,554	-
Warrants issued for services and
expensed or capitalized in 2007	-	7,337
Debt conversions into common shares	(1,021,367)	-
Year to date adjustment to Estimated
Fair Value at December 31, 2007	6,954,400	(156,196)
Estimated Fair Value at December 31, 2007	13,003,762	231,224

Additional borrowing in 2008	310,000	-
Accrued interest	163,325	-
Options issued for services and
expensed or capitalized in 2008	-	518
Debt conversions	(302,677)	-
Year to date adjustment to Estimated
Fair Value at June 30, 2008	(2,530,596)	14,384
Estimated Fair Value at June 30, 2008	$10,643,814	$ 246,126

The fair value of the beneficial conversion option, prepayment penalties, warrants and options are estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Following is a summary of the gains and (losses) on derivative instruments by reporting period for the three and six months ended June 30, 2008 and 2007:

Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Convertible debt derivative	$5,654,651	$(605,468)	$2,530,596	$ 620,988
Warrant and option liability	514,630	294,326	(14,384)	(789,741)
	$6,169,281	$(311,142)	$2,516,212	$(168,753)

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

JUNE 30, 2008

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

In December 2007 the Company had issued substantially all of its authorized shares. A shareholder meeting to increase the authorized shares to 20 billion from 1 billion shares was held on May 6, 2008, at which time the shareholders approved the increase. Consequently, the Company believes it has used its best efforts to be in compliance with the terms of the various Registration Rights Agreements as of June 30, 2008, and therefore believes the probability of incurring any penalties is remote.

From May 14, 2008 through June 30, 2008, the Noteholders converted a total of $302,677 into 236,780,000 common shares. During 2007 the Noteholders converted a total of $1,021,367 of the Notes into 546,758,396 common shares. Subsequent to June 30, 2008, through August 12, 2008, the Noteholders converted a total of $212,357 into 422,933,700 common shares.

Subsequent to June 30, 2008, the Company completed an additional financing with the same investor group in the gross amount of $210,000. The conversion discount rate on the new and all previous Notes was increased from 65% to 70%. In addition, the interest rate on the new and all previous notes was increased to 12% retroactively to January 1, 2008. The Noteholders also received seven year warrants to acquire 20 million common shares at an exercise price of $0.001. Also subsequent to June 30, 2008, the Company signed Notes that added accrued interest totaling $163,852 to the outstanding principal balance. These Notes have the same terms as the other Callable Secured Convertible Notes.

4. As of June 30, 2008 we have accrued for liabilities, including interest, of $557,078 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,911 (reflected in Capital Lease Obligations) plus $70,035 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $34,331 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of June 30, 2008, the recorded liability for these cases was $163,681. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

In addition to the above leases that are subject to litigation, there are three leases, with a recorded liability of $151,071, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2008 is $3,709,964. The Company is formulating a plan to seek extensions of these notes and has recorded these notes as current liabilities. No collection action has been taken to date.

When these notes came due in 2006, they were convertible into 22,229,551 common shares. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $14,378. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $406,130, is included in current liabilities.

As of June 30, 2008 the Company owed $144,802 plus penalties and interest for federal payroll taxes. Subsequent to June 30, 2008 $66,177 plus related penalties and interest of this amount was paid. The Company is in contact with the IRS and believes a payment arrangement can be made for the remaining

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

balance due. The IRS may file federal tax liens and seize Company assets if satisfactory arrangements cannot be made.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of June 30, 2008 and December 31, 2007. The raw material and work in progress balances below include $741,309 and $640,484 in silver bearing unprocessed photochemicals or partially processed materials as of June 30, 2008 and December 31, 2007, respectively.

	June 30,	Dec. 31,
	2008	2007
Finished goods	$ 59,599	$ 46,211
Work in progress	616,983	522,273
Raw materials	469,835	425,673
	1,146,417	994,157
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$1,042,256	$889,996

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2007 through June 30, 2008:

		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	100,000,000	6,411,235,444	252,000	6,511,487,444
Exercised	-	(546,758,396)	-	(546,758,396)
Expired/Adjusted	(8,134,500)	-	(310,000)	(8,444,500)
Under option, December 31, 2007	150,465,001	6,450,658,596	6,264,000	6,607,387,597
Granted	10,000,000	-	117,000	10,117,000
Exercised	-	-	-	-
Expired/Adjusted	(5,725,000)	(896,869,878)	(230,000)	(902,824,878)
Under option, June 30, 2008	154,740,001	5,553,788,718	6,151,000	5,714,679,719

The average price for all warrants and options granted and exercised was $0.002 for the six months ended June 30, 2008 and $0.0009 for the year ended December 31, 2007.

The following table summarizes the warrants and options outstanding as of June 30, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
March 2015
	10,000,000	$0.0001
December 2014
	15,000,000	0.001
August 2014
	20,000,000	0.0014
October 2014
	15,000,000	0.004
January to June 2014
	50,000,000	0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
July 2010 to February 2011
	3,740,001	0.150
Total Warrants	154,740,001		$0.0198

Convertible Debt Options:
August 2008 to March 2011
	5,553,788,718	$0.0008	$0.0008

Employee Options:
August 2008 to February 2018
	454,000	$0.150
One year after employment ends
	1,450,000	0.150
May 2017 to May 2018
	80,000	0.160
January 2015 to January 2018
	150,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	6,151,000		$0.2417

Total Warrants and Options	5,714,679,719		$0.0016

The 5,553,788,718 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of June 30, 2008 $4,535,594 of principal and accrued interest was convertible into common stock at the lower of $0.10 per share or 35% of a calculated market price. Consequently, the number of shares and the conversion price can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Earnings (Loss) per Common Share:

Basic Earnings (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during the three and six months ended June 30, 2008 and 2007.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

Following is a reconciliation of Net Income (Loss) and Weighted Average number of shares outstanding, in the computation of basic and diluted earnings (loss) per common share (EPS) for the three and six months ended June 30, 2008 and 2007.

	Three months Ended June 30,		Six months Ended June 30,
	2008	2007	2008	2007
Net Income (Loss)	$5,552,772	$(1,235,605)	$1,193,994	$(1,703,970)
Less: Preferred stock dividends	-	-	-	-

Basic EPS income (loss) available to common stockholders	$5,552,772	$(1,235,605)	$1,193,994	$(1,703,970)
Interest on convertible securities,
net of tax	87,074	-	163,326	-
Diluted EPS income (loss) available
to common shareholders	$5,639,846	$(1,235,605)	$1,357,320	$(1,703,970)

Weighted average number of shares outstanding (1,000’s)	1,071,615	374,749	1,045,106	366,715

Common equivalent shares (1,000’s)	5,587,789	N/A	5,596,455	N/A
Diluted average number of shares outstanding (1,000’s)	6,659,404	374,749	6,641,561	366,715
Per share amount -basic	$0.005	$(0.003)	$0.001	$(0.005)
Per share amount- diluted	$0.001	$(0.003)	$0.0002	$(0.005)

Warrants, options, and shares to be issued, totaling 717,396,547 shares as of June 30, 2007 would dilute EPS, and accordingly are not included in the computation of EPS for the three and six months ended June 30, 2007.

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

JUNE 30, 2008

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

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended June 30, 2008 and 2007 was $3,667 and $737, respectively, and is included in general and administrative expenses. Total estimated share-based compensation expense recognized under SFAS 123R for the six months ended June 30, 2008 and 2007 was $(12,474) and $1,725, respectively. The 2008 amounts include $263 and $518 for the three and six months ended June 30, 2008, respectively, for the estimated fair value of stock options granted and $3,404 and $(12,993), respectively in valuation adjustments of common stock issued to employees and consultants for their compensation.

In addition to a stock option program for employees, certain employees, directors and various consultants receive the majority of their compensation in common shares. Shares issued for consulting services include such services as transportation, contracting, and corporate marketing and investor relations programs. Shares issues to employees, directors, and consultants are valued at the closing market price of our common stock on the transaction date. Total expenses paid in common stock for employees, directors, and consultants was $119,743 and $352,259 for the six months ended June 30, 2008 and 2007, respectively. These expenses are allocated between the two segments and between expense categories in the Consolidated Statements of Operations based on the type of service provided.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2007.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues:
GOLD’n GRO Fertilizer	$1,232,490	$839,910	$1,829,779	$1,367,812
Mining Technical Services	31,373	1,675	87,215	6,628
Consolidated Revenues	$1,263,863	$841,585	$1,916,994	$1,374,440

Gross Profit (Loss):
GOLD’n GRO Fertilizer	$309,946	$117,041	$390,068	$133,072
Mining Technical Services	9,705	(5,992)	35,297	(9,102)
Consolidated Gross Profit (Loss)	$319,651	$111,049	$425,365	$123,970

Operating Income (Loss):
GOLD’n GRO Fertilizer	$(156,846)	$(437,214)	$(475,010)	$(930,615)
Mining Technical Services	(135,113)	(185,368)	(260,320)	(365,336)
Consolidated Operating Income (Loss)	$(291,959)	$(622,582)	$(735,330)	$(1,295,951)

Other Income (Expense):
GOLD’n GRO Fertilizer	$5,844,731	$(621,212)	$1,929,324	$(554,561)
Mining Technical Services	-	8,189	-	146,542
Consolidated Other Income (Expense)	$5,844,731	$(613,023)	$1,929,324	$(408,019)

Net Income (Loss) before taxes:
GOLD’n GRO Fertilizer	$5,687,885	$(1,058,426)	$1,454,314	$(1,485,176)
Mining Technical Services	(135,113)	(177,179)	(260,320)	(218,794)
Consolidated Net Income
(Loss) before taxes	$5,552,772	$(1,235,605)	$1,193,994	$(1,703,970)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	June 30,	December 31,
	2008	2007

Current Assets:
GOLD’n GRO Fertilizer	$1,298,734	$ 1,033,487
Mining Technical Services	5,078	15,743
	1,303,812	1,049,230

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,702,596	2,769,179
Mining Technical Services	76,527	83,143
	2,779,123	2,852,322

Other Assets, net:
GOLD’n GRO Fertilizer	106,692	108,318
Mining Technical Services	3,483	3,483
	110,175	111,801

Total Assets:
GOLD’n GRO Fertilizer	4,108,022	3,910,984
Mining Technical Services	85,088	102,369
Total Segment Assets	4,193,110	4,013,353
Itronics Inc. assets	28,873,470	28,787,327
Less: inter-company elimination	(28,603,898)	(28,444,812)
Consolidated Assets	$4,462,682	$4,355,868

11. The Company periodically holds marketable securities that are available for sale, which have consisted solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to market value at each balance sheet date. The adjustment to market value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at June 30, 2008 and December 31, 2007. No gains or losses were reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2008. No gains were reclassified out of accumulated other comprehensive income into earnings during the three and six months ended June 30, 2007. The table below illustrates the amount of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment, if any, listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Unrealized holding gains (losses)
arising during the period	$ -	$ 2,468	$ -	$4,715
Reclassification adjustment	-	(1,600)	-	(1,600)
Other Comprehensive Income (Loss)	$ -	$ 868	$ -	$3,115

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Gross proceeds from sale of securities	$ -	$106,218	$ -	$106,218

Gross gains from sale of securities	$ -	$7,718	$ -	$7,718
Gross losses from sale of securities	-	-	-	-
Net Gains (Losses) from sale of Securities	$ -	$7,718	$ -	$7,718

12. Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, payables and short term debt qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

-  Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-  Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

-  Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

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

The Company’s convertible debt derivatives are carried at fair value totaling $10,643,814 and $13,003,762, as of June 30, 2008 and December 31, 2007; the Company carries its options and warrants at fair value totaling $246,126 and $231,224 as of June 30, 2008 and December 31, 2007. The Company used Level 2 inputs for its valuation methodology for the convertible debt derivatives, warrant and option liability, and their fair values are determined by using current conversion rate which is determined by the lowest three stock prices for the past 20 days at each reporting period.

	Fair Value As of June 30, 2008	Fair Value Measurements at June 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Convertible debt derivative	$10,643,814		$10,643,814
Warrant and option liability	$246,126		$246,126

The Company recognized gains (losses) of the respective components of the derivative instruments of $2,530,596 and $(14,384), respectively, for the six months ended June 30, 2008.

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

Results of Operations

We reported consolidated revenues of $1,263,863 for the quarter ended June 30, 2008, compared to $841,585 for the prior year quarter, an increase of 50%. The increase was due to a combination of increases in GOLD’n GRO Fertilizer segment revenue of $392,600, or 47% and Mining Technical Services segment revenue of $29,700, or 1,773%. Consolidated net income was $5,552,772, or $0.005 per share, for the quarter ended June 30, 2008, compared to a net loss of $1,235,605 or $0.003 per share for the comparable 2007 period, an improvement of $6,788,400. The significant change from a loss to a profit is due to an increase in sales and related gross profit, reduction in operating costs, and to a non-cash gain on derivative instruments related to our financing.

Consolidated revenues for the first six months of 2008 were $1,916,994 compared to $1,374,440 for the prior year period, an increase of 39%. Consolidated net income was $1,193,994, or $0.001 per share, for the six months ended June 30, 2008, compared to a net loss of $1,703,970 or $0.005 per share for the comparable 2007 period, an improvement of $2,898,000.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resulting operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

	Three months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Fertilizer	$1,114,865	$ 745,214	$1,560,443	$ 1,158,937
Photochemical services	$ 36,672	$ 42,646	$71,318	$ 87,978
Silver	$ 80,953	$ 52,050	$198,018	$ 120,897
Total Revenue	$1,232,490	$ 839,910	$1,829,779	$ 1,367,812
Gross profit (loss)	$ 309,946	$ 117,041	$390,068	$ 133,072
Operating income (loss)	$(156,846)	$ (437,214)	$(475,010)	$ (930,615)
Other income (loss)	$5,844,731	$ (621,212)	$1,929,324	$ (554,561)
Net income (loss) before taxes	$5,687,885	$(1,058,426)	$1,454,314	$(1,485,176)

Total segment revenues for the second quarter of 2008 were approximately $1,232,500, an increase of 47% from the second quarter of 2007. Total fertilizer sales for the quarter were $1,114,900 (1,100 tons), compared to $745,200 (845 tons) for the 2007 second quarter, an increase of 50% in dollars and a 30% increase in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $918,600 (788 tons) and $612,900 (645 tons) for the second quarter of 2008 and 2007, respectively, an increase of 50% in dollars and 22% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $165,400 (312 tons) and $75,000 (181 tons) for the second quarter of 2008 and 2007, respectively, an increase of 120% in dollars and 72% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006. Sales of this product were $-0- (-0- tons) and $24,600(18 tons) for the second quarter of 2008 and 2007, respectively. The overall increase in sales was due both to price and volume increases. Total photochemical services revenue for the quarter decreased $6,000 due primarily to a reduction in photoliquids from one supplier. This was a decrease of 14% in revenue on decreased volume of 17%. Silver sales were $81,000 (4,287 ounces) for the quarter, compared to $52,100 (3,405 ounces) for the prior year first quarter, an increase of 56% in dollars and 26% in ounces. The increase is due to a combination of increased sales of silver contained in film and a sharply increased silver price.

World-wide demand for fertilizers increased sharply beginning in the first quarter, creating shortages of certain basic fertilizer materials. Because of this, delays were experienced in obtaining raw materials and some GOLD’n GRO liquid fertilizer deliveries were delayed to the third quarter. At the end of the first quarter, we had the largest backlog of truck load orders since we began fertilizer manufacturing. Our sales personnel are working closely with our sales distribution network to manage fertilizer distribution so that the ultimate customer receives ordered materials as closely as possible to when they are needed in the field.

Cost of sales increased $199,700 due primarily to increases in raw materials costs of $147,400 resulting from increased sales and payroll costs of $32,500. The segment recorded a gross profit of $309,900 for the quarter, compared to a gross profit of $117,000 for the second quarter of 2007, an increased gross profit of $192,900, or 165%.

We are continuing our efforts on sales of Photochemical Silver Concentrators in order to provide a long term base of used photochemical supply. In March 2007 we received a deposit on a Photochemical Silver Concentrator and it was delivered in July 2007. During the second quarter of 2008 we received another order from the same customer. Delivery is expected to occur in the third quarter. We also are now aggressively seeking new large scale photochemical recycling customers, and between August 2006 and April 2007, we obtained three new significant wholesale customers. In April 2008 we obtained another significant wholesale customer. As a result of these new customers, we expect the rate of growth in sales volume will be significantly greater than the rate of growth in sales dollars. The addition of these customers is expected to increase photochemical raw material (on an unconcentrated basis) up to 400% greater than the volume in 2006.

We have also initiated discussions with other large scale potential customers. We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production into the spring 2009 fertilizer season. If we are successful in gaining some of the other potential customers, we expect raw material needs to be met well into the future.

Segment operating expenses decreased $87,500 from the second quarter of 2007. This was due to a decrease of $93,400 in sales and marketing expenses related primarily to decreased corporate marketing.

These factors resulted in a 2008 second quarter segment operating loss of $156,800 compared to a loss of $437,200 for the second quarter of 2007, a decreased operating loss of $280,400, or 64%.

Other income (expense) was an income of $5,844,700 for the quarter, compared to a net expense of $(621,200) for the 2007 second quarter, an improvement in other income (expense) of $6,465,900. The increase in other income is due primarily to an increase in gain on derivative instruments of $6,480,400. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other income resulted in a segment net income before taxes of $5,687,900 for the quarter ended June 30, 2008, compared to segment net loss before taxes of $1,058,400 for the prior year quarter, an improvement of $6,746,300.

For the first six months of 2008, segment revenues were $1,829,800, compared to $1,367,800 for the comparable 2007 period, an increase of 34%. The increase is due to increases in fertilizer and silver revenues. Gross profit for the first six months of 2008 was $390,100, compared to $133,100 for the comparable prior year period, an improvement of 193%. Operating loss for the first six months of 2008 was approximately $475,000 compared to $930,600 for the first six months of 2007, a reduced operating loss of $455,600, or 49%.

Other income (expense) was an income of $1,929,300 for the first six months of 2008, compared to a loss of $554,600 for the comparable 2007 period, am improvement of $2,483,900. The improvement is due to a change from a loss to a gain on derivative instruments totaling $2,685,000, which was partially offset by a decrease in gains on sale of investments of $205,900. The gain or loss on derivatives is calculated each quarter and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net income before taxes of $1,454,300 for the six months ended June 30, 2008, compared to segment net loss before taxes of $1,485,200 for the prior year period, an increased income of $2,939,500.

MINING TECHNICAL SERVICES

	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2007	2008	2007
Revenues	$ 31,373	$ 1,675	$ 87,215	$ 6,628
Gross profit (loss)	$ 9,705	$ (5,992)	$ 35,297	$ (9,102)
Operating income (loss)	$(135,113)	$(185,368)	$(260,320)	$(365,336)
Other income (expense)	-	$ 8,189	-	$ 146,542
Net income (loss) before taxes	$(135,113)	$(177,179)	$(260,320)	$(218,794)

Mining technical services revenue was $31,400 for the quarter ended June 30, 2008, compared to $1,700 for the comparable quarter of 2007, an increase of 1,773%. The increase came from two technical services projects during the quarter. One was completed during the quarter and the other is expected to resume late in the third quarter. Cost of sales increased $14,000, due to an increase in payroll and consulting expenses of $10,200, which were related to the technical services projects discussed above. These factors resulted in a second quarter gross profit for the segment of $9,700 compared to a gross loss of $6,000 for the prior year second quarter, an improvement of $15,700.

The Whitney & Whitney, Inc. reduced emphasis on technical consulting services and launch an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended June 30, 2008 and 2007 we allocated costs of approximately $46,700 and $62,700, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now expanding the content of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into at least the fourth quarter of 2008. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. A program to solicit advertising customers was developed and is being offered to gold exploration companies beginning in the first quarter of 2007. We are presently evaluating the steps we need to take to improve the revenue growth from the website.

Total segment operating expenses for the second quarter of 2008 decreased $34,600, due primarily to decreased sales and marketing costs related to corporate marketing and to the insidemetals.com website discussed above and to decreased research and development costs related to the insidemetals.com website.

The combination of these factors resulted in a 2008 second quarter segment operating loss of $135,100, compared to an operating loss of $185,400 for the second quarter of 2007, a decreased operating loss of $50,300, or 27%.

Other income (expense) for the second quarter of 2008 was $-0- compared to a gain of $8,200 for the prior year second quarter. The prior year gain was from the sale of stock received in an exchange of our membership interest in our workers compensation insurance carrier.

The changes in operating loss and other income resulted in a segment net loss before taxes of $135,100 for the quarter ended June 30, 2008, compared to a loss of $177,200 for the prior year quarter, a decreased loss of $42,100, or 24%.

For the first six months of 2008, segment revenue totaled $87,200 compared to $6,600 for the first six months of 2007, an increase of 1,216%. This is primarily attributable to the new technical services projects discussed above. Gross profit for the first six months of 2008 was $35,300, compared to a gross loss of $9,100 for the comparable prior year period, an improvement of $44,400. Operating loss for the period was $260,300 compared to an operating loss of $365,300 for the comparable 2007 period, a decreased operating loss of $105,000, or 29%.

Other income (loss) for the first six months of 2008 was $-0- compared to a gain of $146,500 for the prior year period. The prior year gain was due to the sale of a membership interest in the Company’s worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $260,300 for the six months ended June 30, 2008, compared to a net loss of $218,800 for the prior year period, an increased loss of $41,500, or 19%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a second quarter 2008 operating loss of $292,000, compared to $622,600 for the second quarter of 2007, a decreased operating loss of $330,600, or 53%. Net income before taxes for the second quarter 2008 was $5,552,800 compared to a net loss before taxes of $1,235,600 for the prior year second quarter, an improvement of $6,788,400. The improvement is due to a combination of increased sales, reduced operating expenses, and an increased non-cash gain on derivatives. For the six month period ended June 30, 2008 consolidated operating loss was $735,300 compared to $1,296,000 for the prior year comparable period, a decreased operating loss of $560,600, or 43%. Net income before taxes for the six months ended June 30, 2008 was $1,194,000 compared to a net loss before taxes of $1,704,000 for the prior year six month period, an improvement of $2,898,000.

Changes in Financial Condition; Capitalization

Cash amounted to $18,600 as of June 30, 2008, compared to $260,300 as of June 30, 2007. Net cash used for operating activities was approximately $360,000 for the first six months of 2008. The cash used for operating activities during the period was financed by net proceeds of

$300,000 from the issuance of callable secured convertible notes, less $27,800 in debt issuance costs, loans totaling $45,000 from an officer/stockholder, and increases in current liabilities of $173,800 in accounts payable, $149,300 in management salaries, $216,600 in accrued expenses, and $128,300 in accrued interest.

Total assets increased $106,800 during the six months ended June 30, 2008 to $4,462,700. Current assets increased $236,900 due to increases in accounts receivable of $147,900 and inventory of $152,300. These increases were partially offset by a decrease in cash of $74,400. Accounts receivable in creased due to spring season sales. Inventory increased primarily due to the accumulation of silver contained in photographic wastes received from our customers. Net property and equipment decreased $73,200 due to current period depreciation and amortization. Other assets decreased $56,900 due to amortization of deferred loan fees related to the callable secured convertible note financing.

Current liabilities decreased during the six months ended June 30, 2008 by $1,485,400 and total liabilities decreased by $1,487,200. The decrease is primarily due to a decrease of $2,360,000 in the estimated fair value of derivative instruments. The major components of this decrease include $310,000 in new convertible debt borrowing, $163,300 in accrued interest, conversions to common stock of $302,700 and a net decrease in estimated fair value of derivative instruments of $2,530,600. The decrease in estimated fair value of the derivative instruments is primarily due to an increased stock conversion price at June 30, 2008 compared to December 31, 2007. The current stock price used in the Black-Scholes model used to compute estimated fair value was $0.0026 at June 30, 2008 and December 31, 2007. The conversion price used in the same computation was $0.0008 and $0.0007 for June 30, 2008 and December 31, 2007, respectively. The increased stock conversion price resulted in a reduction in the number of shares needed to convert the callable secured convertible debt from 6,450,658,596 common shares at December 31, 2007 to 5,553,788,718 common shares at June 30, 2008, in spite of the increased borrowing. This reduced the number of months needed to convert all the debt and consequently, reduced the value of the debt derivative.

Other changes in current liabilities include increases of $212,100 in current maturities of convertible notes and accrued interest, $169,600 in accounts payable, $149,300 in accrued management salaries, $103,000 in accrued expenses, $105,300 in interest payable to officer/stockholders, and $90,500 in other liabilities. These increases were partially offset by decreases of $12,200 in current maturities of long-term debt and $40,100 in current maturities of capital lease obligations.

Liquidity and Capital Resources

During the six months ended June 30, 2008, working capital improved by $1,722,300 to a deficit balance of $17,119,900. The improvement is due primarily to the decrease in estimated fair value of derivative instrument liabilities discussed above.

In order to solve our liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. We obtained financing of $2.06 million and $2.0 million in 2007 and 2006, respectively, through the issuance of callable secured convertible debt. During the first six months of 2008, we obtained financing of $310,000 from the issuance of callable secured convertible debt. Subsequent to June 30, 2008 we obtained additional convertible debt financing of $210,000. We anticipate these funds will provide for our working capital needs until the latter half of August 2008.

We are actively working to establish a longer term financing plan that will identify capital sources for our financing needs over a three to five year period. Once this plan is established, needs for financing will be adjusted and the plan will be updated annually.

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

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of June 30, 2008, no factored inventory and receivables were outstanding.

We are expanding GOLD’n GRO fertilizer sales and the related photochemical and silver sales necessary to achieve profitability, but this growth is subject to a number of uncertainties, including the annual seasonal nature of fertilizer sales related to crop cycles, short term weather patterns in specific markets, the rate of GOLD’n GRO fertilizer adoption in existing and new markets, and the availability of funding to support sales growth.

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

In the second quarter 2008 the parent company of our distributor acquired a major competitor. Early in the third quarter the parent company disclosed plans to integrate the acquired company and its retail outlets into its existing retail distribution system. Prior to the acquisition our distributor and its sister subsidiaries had more than 500 retail outlets nationwide, after the merger there are more than 800 retail outlets nationwide.

Our distributor, which sells the GOLD’n GRO fertilizers in Arizona, California, Hawaii, Idaho, Oregon, and Washington, is acquiring new retail outlets in those states. The increase in the number of retail outlets is expected to contribute to further increases in GOLD’n GRO sales in the third and fourth quarters this year and in 2009. Consideration is being given to putting the GOLD’n GRO products into a national sales program operated by a subsidiary of the acquired company. While a commitment has not been made, we have received inquiries from some of the newly acquired retail outlets in the southern and eastern U.S. about the availability of the GOLD’n GRO fertilizers, and GOLD’n GRO Guardian Deer Repellent. The Company believes that moving the GOLD’n GRO product line into a national sales program could have a major positive impact on the growth of GOLD’n GRO fertilizer sales.

2. Develop GOLD'n GRO fertilizer applications for more crops.

Based on our experience to date, it takes approximately two to five years to develop a new fertilizer product, which includes regulatory approval. It typically takes another two to four years to achieve market acceptance of successful products, which includes field trials to demonstrate product effectiveness.

We are continuing to assist with field trials being performed by our distributor’s agronomy personnel in Utah and California. We are planning to support field trials for GOLD’n GRO Guardian with potential distributors in several states beginning in the third quarter 2008.

In the fall of 2007 we began a field evaluation of using GOLD’n GRO 10-0-1+3% Manganese as a manganese fertilizer that could be applied as a spray tank mix with glyphosate(Round Up) on "Round Up" ready corn. This is important because most manganese fertilizers are not compatible with glyphosate in spray tank mixes. The GOLD’n GRO fertilizer was found to be compatible and no phyto-toxicity to the corn plants was experienced. The grower was pleased with the trial results. Subsequent to that, in the first half 2008, the Company has been working with a fertilizer raw material supplier who has put out trials on "Round Up Ready" soybeans in several states. Results have not yet been reported, but the supplier has an extensive nationwide distribution system and is fully capable of introducing the GOLD’n GRO fertilizer in relevant markets in the mid-west and southern United States where soybeans are a major crop.

If the GOLD’n GRO 10-0-1+3% Manganese proves to work with glyphosate for spray application on "Round Up Ready" soybeans, then three large acreage markets will become available for sales development. These are: (1) "Round Up Ready" sileage corn, (2) "Round Up Ready corn for grain, and (3) "Round Up Ready" soybeans. The bulk of acreage for these crops is in the mid-west and southern areas of the United States. There is typically one crop per year, and the demand would be highly seasonal on a relatively large scale, and pre-season manufacturing of product inventory would be required.

During the past two years our agronomy staff has been conducting literature research specific to phosphorous availability and the related availability of nutrient metals that are placed in the soil by fertilization. The objective of this research is to establish a theoretical foundation that explains why components of the demetallized photoliquids used to make the GOLD’n GRO liquid fertilizers are beneficial when applied. The research has identified many studies that have been conducted relevant to this chemistry. The outcome is that the unique chemistry found in the GOLD’n GRO fertilizers is beneficial when applied to the soil by improving the availability of phosphorous and the nutrient metals, including iron, zinc, manganese, calcium, and magnesium. A related benefit is that residuals, to the extent they occur, are used as a nutrient source by soil microbes producing essentially complete use of the fertilizers. The main benefit of this nutrient technology is expected to be an ability to reduce the amount of fertilizer applied, while maintaining adequate nutrient levels in the crops being fertilized.

The other benefit of GOLD’n GRO liquid fertilizer chemistry that is being identified is that it is making it possible to use phosphate-bearing fertilizer liquids in fertigation applications in locations that have hard water where this is not normally possible.

At a time in history when fertilizer prices, especially for phosphate, are rising sharply, the ability to improve the availability of phosphorous and nutrient metals in the soil has significant positive economic and environmental benefits.

These developments with their associated economic and environmental benefits are expected to lead to expanded use of the GOLD’n GRO liquid fertilizers for fertigation applications on a number of crops, and to increase the use of the fertilizers with phosphate applications on many different crops.

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

3. Expand sales to new territories.

The GOLD'n GRO products are being sold in Arizona, California, Colorado, Idaho, Nevada, Oregon, Rhode Island, Washington, and Utah, with the majority of our sales in central California. Two GOLD'n GRO products are registered in seven northeastern states and all of the products are registered in New York and in New Jersey. Based on our experience, commercial sales can be generated approximately one to three years after introductory sales activities are initiated. We are in the process of identifying distributors for New York and the other seven northeastern states. Each new geographic area developed requires the same procedural approach.

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

Our plan to expand sales in Urban Markets requires the consumer to utilize fertilizer injection equipment. This equipment provides economical, easy use of liquid fertilizers for consumer lawns and gardens. We are marketing one type of fertilizer injector to our "e" store, which is the first step into this market. Additionally, fertilizer injectors are available to consumers through irrigation supply stores.

4. Expand the GOLD'n GRO specialty fertilizer product line.

We are introducing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered GOLD’n GRO 11-0-0+5% Ca in Nevada and California. Registration of GOLD’n GRO 8-0-0+3% Mg is planned for the third quarter of 2008 at which time sales development will be started.

We are working with our distributors in California to introduce a new chelated micronutrient fertilizer which is GOLD’n GRO 9-0-0 Iron Man Z. This fertilizer is being targeted to the turf and ornamental market and for use on vegetables, trees, and vines. Addition of this fertilizer to the GOLD’n GRO line of chelated micronutrients fills a nutrient gap and was generated by customer requests for such a product. The Company is now offering five chelated micronutrient fertilizers for sale. The GOLD’n GRO product line now includes a total of 13 liquid multi-nutrient fertilizers.

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

We also need to register GOLD’n GRO Guardian in each state in which it will be sold. We have already registered the fertilizer component, GOLD’n GRO 8-8-8+4%S, in Nevada, Utah, and 9 northeastern states where sales will be started so that the fertilizer registration requirements will not delay sales once they are permissible. State registration of the "ready-to-use" spray as registered with the U.S. EPA was begun in early May 2008. The plan is to file registration applications in 13 states. Sales of GOLD’n GRO Guardian can begin in each state when the state registration is received. To date, our registration applications have been approved in Nevada, Utah, Rhode Island, Colorado, Massachusetts, New Jersey, and Maryland.

The Company is actively working on GOLD’n GRO Guardian packaging for early customer use. It is also qualifying potential distributors in the states where registration has been received. The amount of GOLD’n GRO Guardian Deer Repellent that can be sold under the first label registration is limited. Based on interest being expressed in the product, the Company believes that it could quickly move into a "sold out" position on the product until the second registration is completed. Because of this, we are selecting as initial distributors, the companies that appear to have the best long term potential to grow when more supply becomes available. Also because of this, the Company plans to only focus on licensed landscape maintenance companies that have licensed spray divisions as initial customers, along with tree and decorative plant nurseries in those states in which we are registering the product.

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

As fertilizer sales volume increases, we need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. The first phase, construction of a containment area, was substantially completed in late 2006. While we believe that we can handle expected growth in 2008 with the existing load-out module, we hope to complete installation of the new load out tanks during the second half of 2008, subject to the availability of financing. The estimated capital required for this project is $400,000.

During the quarter, we completed pilot leach tests which show that the leach process we are developing will increase per melt refining capacity by up to 10 times and reduce per ounce refining cost up to 90 percent.

A silver-iron-zinc-sulfur concentrate is presently produced by our photoliquid demetallization process. The concentrate is dried and sent to the refinery for silver recovery, refining, and sale. The concentrate has a relatively low silver content in relation to the iron and sulfur. Presently some of the iron and zinc goes into a glass slag and some of the iron and zinc combines with the sulfur to form an "iron matte," which has some silver in it and which must be reprocessed to recover the remaining silver.

The purpose of the new technology is to remove the iron, zinc, and the sulfur from the concentrate to reduce the amount of concentrate sent to the refinery, and to reduce the amount of glass slag and iron matte produced by the refinery. The expected financial benefits of the process are to: (1) increase per melt silver refining capacity by up to 10 times with no increase in per melt cost by reducing the amount of silver concentrate sent to the refinery by up to 90 percent; (2) reduce waste by producing an iron-zinc bearing liquid (Itromet FeLix Process), and a sulfur bearing liquid (Itromet SuLix Process) that can be used as raw materials in GOLD’n GRO fertilizers.

Small pilot scale leaching tests conducted in the first half of 2008 are producing a recovery of iron and zinc of more than 85 percent and up to 90 percent of the contained sulfur. The bulk volume of the residual silver bearing solids is reduced by up to 90 percent. The residual solids contain all of the silver along with other non-nutrient impurities. With a 90 percent reduction in bulk volume, the melting furnace will now be able to produce up to 10 times more silver with each melt, at no increase in cost. The other positive outcome is that the iron, zinc, and sulfur content in the produced liquids is high enough to work well for GOLD’n GRO fertilizer manufacturing. This will help stabilize some of our fertilizer raw material costs once it is implemented.

We are now working on the leach plant design, preparing a capital budget, and a construction schedule. We project the leach plant can be built within six months after obtaining capital funding, which is estimated at $380,000.

We have identified several other potential applications where the FeLix and SuLix processes could reduce processing costs and reduce waste by profitably converting material presently being wasted into commercial products:

- Processing steel wool (ion exchange) cartridges which are widely used in the United States to perform on site silver removal from photographic liquids at user sites where hauling is not required. Both iron and silver would be recovered. This is a large source of iron and photo silver.

- Processing the cores of non-mercury bearing silver batteries to recover zinc and silver.

- Processing the cores of non-mercury bearing alkaline batteries to recover zinc and manganese.

- Processing flue dusts produced by steel mills to recover zinc and iron. This is a potentially large future use.

- Processing of concentrates produced by certain silver-zinc mines. While this would require more application development work to match the processes to specific concentrates, its potential is huge.

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

a. Continue to provide consulting services

We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities. These efforts resulted in two consulting projects during the first half of 2008. One project has been completed and has a small potential for future services, and the other project is expected to resume late in the third quarter and continue for two to three months.

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

A program to solicit advertising customers was developed and is being offered to gold exploration companies.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive and financial officer and principal accounting officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2008.

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

 Accounting and Reporting Oversight – Because of our small size, we have ineffective segregation of duties relative to key financial reporting functions. Additionally, only one person in our company, our Principle Accounting Officer/Controller has extensive US GAAP accounting and SEC reporting experience. However, we do not have anyone else on staff with sufficient knowledge to review his work for completeness and accuracy. We do not have anyone with financial expertise on our Board so we have been unable to form an audit committee to perform oversight of this function.

In order to correct the foregoing weaknesses, we will continue to search for independent directors; however, given our current financial condition, we expect we will not be successful until we can become profitable and/or adequately funded.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2008 we have accrued for liabilities, including interest, of $557,078 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,911 (reflected in Capital Lease Obligations) plus $70,035 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $34,331 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of June 30, 2008, the recorded liability for these cases was $163,681. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities:

In June 2008, we issued an aggregate of 500,000 and 214,286 shares of common stock valued at $1,500 for each issuance to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the fourth quarter of 2007 and the first quarter of 2008, respectively.

In June 2008, we issued an aggregate of 75,000 shares of common stock valued at $6,000 to Duane H. Rasmussen, our Vice President, as compensation for services performed on our behalf in his capacity as Vice President of our Company for periods in 2003 and prior.

In June 2008, we issued an aggregate of 40,000 shares of common stock valued at $160 to two employees as compensation for services performed on our behalf in their capacities as employees of our Company for the fourth quarter of 2007 and the first quarter of 2008.

In June 2008 we issued an aggregate of 908,172 shares of common stock valued at $2,906 to Wayne Baker as compensation for consulting services performed on our behalf in 2008.

During the second quarter of 2008 we issued an aggregate of 236,780,000 common shares to four accredited investors upon the conversion of $302,677 in callable secured convertible notes.

We issued options to purchase an aggregate of 9,000 shares of common stock to Michael C. Horsley, our Controller, on May 1, 2008. The options are exercisable at $0.15 per share and expire three years after grant.

We issued options to purchase an aggregate of 37,000 shares of common stock to four of our employees in May 2008. The options are exercisable at $0.15 to $0.16 per share and expire in three to ten years from grant.

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

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and are now in default. The total principal and interest due at June 30, 2008 is $3,709,964. We are formulating a plan to seek extensions of these notes and have recorded these notes as current liabilities. No collection action has been taken to date.

When these notes came due in 2006, they were convertible into 22,229,551 common shares. If the Company is successful in negotiating extensions of these notes, the convertible options may be renewed and the eventual number of potential options could be significantly higher than the amount that expired.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $14,378. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $406,130, is included in current liabilities.

As of June 30, 2008 the Company owed $144,802 plus penalties and interest for federal payroll taxes. Subsequent to June 30, 2008 $66,177 plus related penalties and interest of this amount was paid. The Company is in contact with the IRS and believes a payment arrangement can be made for the remaining balance due. The IRS may file federal tax liens and seize Company assets if satisfactory arrangements cannot be made.

In addition to the above leases that are subject to litigation, there are three leases, with a recorded liability of $151,071, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

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

ITRONICS INC.

DATED: August 14, 2008                      By:/S/JOHN W. WHITNEY

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

Company and in the capacities and on the dates indicated

DATED: August 14, 2008                           By:/S/JOHN W. WHITNEY

                                                   John W. Whitney

                                                   President

                                                  (Principal Executive and Financial

                                                   Officer)

DATED: August 14, 2008                           By:/S/MICHAEL C. HORSLEY

                                                   Michael C. Horsley

                                                   Controller

                                                  (Principal Accounting Officer)