Form 10-Q
period 2008-09-30
ITRONICS INC
filed 2008-11-14
CIK 825203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-Q

(Mark One)

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of October 31, 2008, 2,049,588,005 shares of common stock were outstanding.

ITRONICS INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements
Condensed Consolidated Balance Sheets – September 30, 2008
(Unaudited) and December 31, 2007	4

Condensed Consolidated Statements of Operations for the Three
And Nine Months Ended September 30, 2008 and 2007 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Nine Months Ended September 30, 2008 and the Year Ended
December 31, 2007 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2008 and 2007 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements (Unaudited)	10

Item 2. Management's Discussion and Analysis or Plan of Operation	25

Item 4T. Controls and Procedures	41

PART II- OTHER INFORMATION

Item 1. Legal Proceedings	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3 Defaults upon Senior Securities	46

Item 6. Exhibits	47

Certifications	49

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	Sept. 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash	$ -	$92,987
Accounts receivable, less allowance for
doubtful accounts, 2008, $4,600; 2007, $4,600	52,638	17,561
Inventories	1,064,976	889,996
Prepaid expenses	117,778	94,952
Total Current Assets	1,235,392	1,095,496

PROPERTY AND EQUIPMENT
Land	215,000	215,000
Building and improvements	1,312,409	1,312,409
Design and construction in progress,
manufacturing facility	116,465	97,110
Equipment and furniture	2,881,463	2,879,938
Vehicles	222,298	222,298
Equipment under capital lease-equipment and furniture	466,571	466,571
	5,214,206	5,193,326
Less: Accumulated depreciation and amortization	2,481,811	2,341,004
Total Property and Equipment	2,732,395	2,852,322

OTHER ASSETS
Intangibles	76,500	76,500
Deferred loan fees, less accumulated amortization 2008,
$457,716; 2007, $521,727	241,840	323,042
Deposits	7,181	8,508
Total Other Assets	325,521	408,050
	$4,293,308	$4,355,868

The accompanying notes are an integral part of these financial statements

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	Sept. 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT LIABILITIES
Bank overdraft	$ 24,685	$ -
Accounts payable	816,868	672,163
Accrued management salaries	563,916	779,873
Accrued expenses	344,138	272,267
Insurance contracts payable	30,094	13,761
Interest payable to officer/stockholders	312,525	157,181
Interest payable, long-term debt and lease obligations	240,960	225,533
Current maturities of long-term debt	496,985	436,523
Current maturities of capital lease obligations	384,673	463,996
Advances from stockholder	112,025	143,025
Current maturities of Series 2000 convertible notes
and accrued interest	3,333,574	3,497,838
Series 2000 convertible debt derivatives	153,462	-
Callable secured convertible debt derivatives	15,572,704	13,003,762
Warrant and option liability	520,852	231,224
Other	121,609	40,498
Total Current Liabilities	23,029,070	19,937,644

LONG-TERM LIABILITIES
Long-term debt, less current maturities	-	82,197
Series 2000 convertible notes and accrued interest, net of
current maturities and net of $153,462 fair value of the
conversion feature at September 30, 2008 and $-0-
at December 31, 2007	329,099	-
Total Long-Term Liabilities	329,099	82,197
Commitments and Contingencies (see Note 4)	-	-
Total Liabilities	23,358,169	20,019,841

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, par value $0.001 per share;
authorized 999,500 shares; issued and outstanding
2008, 0 shares; 2007, 0 shares		-
Common stock, par value $0.0001 per share;
authorized 20,000,000,000 shares; issued and outstanding,
1,827,988,760 at September 30, 2008 and 999,996,999 at
December 31, 2007	182,799	999,997
Additional paid-in capital	26,360,185	24,692,645
Accumulated deficit	(46,907,255)	(42,143,980)
Common stock to be issued	1,299,410	787,365
Total Stockholders’ Equity (Deficit)	(19,064,861)	(15,663,973)
	$4,293,308	$4,355,868

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)

Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
REVENUES
GOLD’n GRO fertilizer	$ 472,124	$ 533,624	$ 2,301,903	1,901,436
Mining technical services	21,784	8,329	108,999	14,957
Total Revenues	493,908	541,953	2,410,902	1,916,393

COST OF REVENUES (exclusive of
depreciation and amortization
shown separately below)
GOLD’n GRO fertilizer	478,761	516,291	1,918,472	1,751,031
Mining technical services	19,753	10,238	71,671	25,968
Total Cost of Revenues	498,514	526,529	1,990,143	1,776,999
Gross Profit (Loss)(exclusive
of depreciation and amortization
shown separately below)	(4,606)	15,424	420,759	139,394

OPERATING EXPENSES
Depreciation and amortization	46,944	52,392	140,807	157,013
Research and development	68,975	92,053	215,816	280,907
Sales and marketing	145,048	423,962	491,641	984,876
Delivery and warehousing	25,937	20,606	144,742	111,742
Stock and option compensation	345,690	11,436	333,216	13,161
General and administrative	236,973	290,245	704,040	762,916
Total Operating Expenses	869,567	890,694	2,030,262	2,310,615
Operating (Loss)	(874,173)	(875,270)	(1,609,503)	(2,171,221)

OTHER INCOME (EXPENSE)
Interest expense	(503,836)	(339,488)	(1,133,163)	(931,234)
Gain (loss) on derivative instruments	(4,624,198)	1,762,907	(2,107,986)	1,594,154
Gain (loss) on sale of investments	-	(3,983)	-	348,026
Other	44,938	159	87,377	630
Total Other Income (Expense)	(5,083,096)	1,419,595	(3,153,772)	1,011,576

Income (Loss) before provision for income tax	(5,957,269)	544,325	(4,763,275)	(1,159,645)
Provision for income tax	-	-	-	-
Net Income(Loss)	(5,957,269)	544,325	(4,763,275)	(1,159,645)
Other comprehensive income (loss)
Unrealized gains (losses) on securities	-	(3,115)	-	-

Comprehensive Income (Loss)	$ (5,957,269)	$ 541,210	$(4,763,275)	$(1,159,645)

Weighted average number of shares
Outstanding (1,000’s) - Basic	1,560,397	466,067	1,211,448	407,278
Diluted	1,560,397	2,753,976	1,211,448	407,278
Earnings (Loss) per share: Basic	$(0.004)	$0.001	$(0.004)	$(0.003)
Diluted	$(0.004)	$0.0002	$(0.004)	$(0.003)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND THE YEAR ENDED DECEMBER 31, 2007

(UNAUDITED)

	COMMON STOCK				COMMON
	NUMBER OF		ADDITIONAL		STOCK TO	STOCK
	SHARES		PAID-IN	ACCUMULATED	BE	OPTIONS,
	(1,000’s)	AMOUNT	CAPITAL	DEFICIT	ISSUED	NET	TOTAL
Balance, Dec. 31, 2006	337,582	$337,582	$23,305,788	$(31,661,456)	$ 583,868	$4,713	$(7,429,505)
Issue of common stock:
For cash
For services	99,274	99,274	588,713	-	217,097	-	905,084
For debt conversion	555,410	555,410	698,057	-	(13,600)	-	1,239,867
For asset acquisition	7,731	7,731	100,087	-	-	-	107,818
Net (loss) for the year
ended Dec. 31, 2007	-	-	-	(10,482,524)	-	-	(10,482,524)
Common stock options
outstanding	-	-	-	-	-	(4,713)	(4,713)
Balance, Dec. 31, 2007	999,997	999,997	24,692,645	(42,143,980)	787,365	-	(15,663,973)
Issue of common stock
For cash	16,667	1,667	23,333		70,000		95,000
For services	88,278	8,828	206,478	-	2,045	-	217,351
For debt conversion,
related party	63,333	6,333	88,667	-	440,000	-	535,000
For debt conversion	659,714	65,971	449,065	-	-	-	515,036
Adjustment for new par
value	-	(899,997)	899,997	-	-	-	-
Net income for the nine months ended Sept. 30, 2008	-	-	-	(4,763,275)	-	-	(4,763,275)

Balance, Sept. 30, 2008	1,827,989	$ 182,799	$26,360,185	$(46,907,255)	$1,299,410	$ -	$(19,064,861)

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)
	Nine Months Ended Sept. 30,
	2008	2007
Cash flows from operating activities
Net income (loss)	$(4,763,275)	$(1,159,645)
Adjustments to reconcile net income (loss) to cash used by operating activities:
Depreciation and amortization	285,809	350,620
Interest on convertible notes	741,720	507,799
(Gain) loss on change in fair value of derivative instruments	2,107,986	(1,594,154)
(Gain) on sale of investments	-	(348,026)
Addition of silver in solution inventory by
offsetting photochemical processing fees	(206,985)	(253,545)
Stock and option compensation	333,216	13,161
(Gain) on debt forgiveness	(87,377)	-
Bad debts	264	-
Expenses paid with issuance of common stock:
Consulting expenses	68,792	350,155
Director fees	9,000	13,388
Salaries	115,857	215,607
(Increase) decrease in:
Trade accounts receivable	(35,341)	(124,719)
Inventories	61,758	115,030
Prepaid expenses, deposits and other	(53,776)	(24,930)
Increase (decrease) in:
Accounts payable	148,930	42,509
Accrued management salaries	224,043	178,346
Accrued expenses and other	169,315	87,527
Accrued interest	188,986	38,364
Net cash used by operating activities	(691,078)	(1,592,513)

Cash flows from investing activities:
Acquisition of property and equipment	(11,224)	(39,277)
Sale of investments	-	348,026
Net cash provided by investing activities	(11,224)	308,749

Cash flows from financing activities:
Proceeds from sale of stock	95,000	-
Proceeds from officer/stockholder advances	64,000	8,000
Proceeds from debt	500,000	1,515,000
Debt issuance costs	(43,800)	(102,142)
Bank overdraft	24,685	(13,834)
Payments on debt	(30,570)	(102,956)
Net cash provided by financing activities	609,315	1,304,068
Net increase (decrease) in cash	(92,987)	20,304
Cash, beginning of period	92,987	-
Cash, end of period	$ -	$ 20,304

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(UNAUDITED)
	Nine Months Ended Sept. 30,
	2008	2007
Supplemental Disclosures of Cash Flow
Information:
Cash paid during the period for interest	$ 57,454	$ 198,732

Non-cash financing and investing activities:
Marketable securities received for sale of investment	-	138,353
Common stock issued to settle:
Convertible notes	515,034	633,822
Accrued management salaries	440,000	246,000
Accounts payable	4,221	-
Short term notes-officer/stockholder	95,000	18,500
Acquisition of assets by issuance of common stock:
Equipment	9,656	56,818
Inventory	29,753	51,000
Amounts withheld from proceeds of debt, unrelated:
Deferred loan costs	20,000	70,000

The accompanying notes are an integral part of these financial statements.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

2. The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have reported recurring losses from operations, including a net loss of $4,763,275 during the nine months ended September 30, 2008, a working capital deficit of $21,793,678, and a stockholders’ deficit balance of $19,064,861 as of September 30, 2008. These factors indicate the Company and its subsidiaries' ability to continue in existence is dependent upon their ability to obtain additional long-term debt and/or equity financing and achieve profitable operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company and its subsidiaries be unable to continue in existence. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

3. Beginning in July 2005, the Company has arranged a series of callable secured convertible debt financings (Notes) with an accredited investment group totaling $6,830,000. The Notes bear interest at 12% and are due three years from issuance. In connection with these financings, the Company has issued warrants to acquire common stock in varying amounts and at varying exercise prices. During 2007 and 2008 the Company signed Notes that added accrued interest totaling $342,170 and $163,852 to the outstanding principal balance. These Notes bear interest at 12% and have a three year term. Following is a summary of the financings:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

	ORIGINAL	CONVERTED	PRINCIPAL	NUMBER OF	WARRANT
	PRINCIPAL	TO	BALANCE	WARRANTS	EXERCISE
DATE	AMOUNT	STOCK	9/30/08	ISSUED	PRICE
July 2005	$1,250,000	$1,250,000	$ -	1,153,846	$0.15
August 2005	1,000,000	1,000,000	-	923,077	$0.15
January 2006	500,000	427,212	72,788	961,539	$0.15
February 2006	500,000	-	500,000	461,539	$0.15
July 2006	500,000	3,068	496,932	20,000,000	$0.05
November 2006	500,000	-	500,000	20,000,000	$0.04
January 2007	500,000	-	500,000	20,000,000	$0.01
March 2007	500,000	122,505	377,495	20,000,000	$0.01
June 2007	335,000	-	335,000	10,000,000	$0.01
August 2007	250,000	-	250,000	20,000,000	$0.0014
October 2007	275,000	-	275,000	15,000,000	$0.004
December 2007	200,000		200,000	15,000,000	$0.001
March 2008	310,000	-	310,000	10,000,000	$0.0001
July 2008	210,000	-	210,000	20,000,000	$0.001
Totals	$6,830,000	$2,802,785	4,027,215	173,500,001

Accrued interest
added to principal			506,022
Balance 9/30/08			$4,533,237

The Notes are convertible into common shares at the lesser of $0.10 or 30% of the market price of the Company’s common stock, as defined. The Company may prepay the Notes at 150% of the outstanding principal and accrued interest balance, if sufficient authorized shares are available to convert all of the outstanding principal and accrued interest. Additionally, the Notes are secured by substantially all of the Company’s assets. The Notes are further secured by 14,550,558 Company common shares owned by an officer/stockholder.

The Notes are potentially convertible into an unlimited number of common shares. Accordingly, the Company has accounted for the Notes under SFAS 133, EITF 00-19 and DIG’s B38 and B39 which require the beneficial conversion features and the prepayment penalties of each of the Notes to be treated as embedded derivatives, to be recorded as a collective liability equal to the estimated fair value of the embedded derivatives. As of September 30, 2008 and December 31, 2007 the Notes were convertible into 11,147,296,302 and 6,450,658,596 common shares, respectively, and the conversion features had estimated fair values of $15,572,704 and $13,003,762, respectively. As of December 31, 2007, the Company did not have enough authorized shares to allow conversion of all of the outstanding debt into stock. Consequently, the prepayment option was not available and no value for the prepayment feature was included in the computation of the estimated fair value of the derivatives for December 31, 2007. As of September 30, 2008 the Company did have enough authorized shares to convert the debt. Consequently, the prepayment option was

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

available and the estimated fair value of this feature was included in the computation of the estimated fair value of the derivative as of September 30, 2008.

In addition, all warrants and options that are exercisable during the period that the Notes are outstanding are required to be recorded as liabilities at their estimated fair value. At September 30, 2008 and December 31, 2007 warrants and options to acquire a total of 393,580,124 and 156,729,001 common shares, respectively, were outstanding and had estimated fair values of $520,852 and $231,224, respectively.

The Company estimates the fair value of the embedded conversion and prepayment options of the callable secured convertible debt in a single pricing model with an embedded weighted average calculation. The assumptions used are to (1) determine the number of shares it would take to convert the debt under the terms of the agreements as of the balance sheet date; (2) estimate the future rate of debt conversions by the investors based on recent conversion history; (3) estimate the debt balance at specified dates, using 6 month intervals, based on the conversion rate determined in step 2; (4) value each of the components, including the conversions and the prepayment balances determined in step 3, using the Black-Scholes option pricing model; and (5) compute the estimated fair value of the combined derivatives by taking a weighted average of the values of the debt derivative and the prepayment options for the estimated prepayment dates based on estimated probability of occurrence of each event. Volatility rates ranged from 95% to 151% and 90% to 115% for the nine months ended September 30, 2008 and 2007, respectively. Risk free interest rates ranged from 0.92% to 3.99% and 3.43% to 5.07% for the nine months ended September 30, 2008 and 2007, respectively. Volatility is calculated each reporting period and the calculation involves matching data points of our common share market price to the length of the option period. Fluctuations in volatility between individual derivatives and between periods are primarily due to the length of the option period.

The Company estimates the fair value of warrants and options using the Black-Scholes option pricing model and assumes all warrants and options would be exercised on their respective expiration dates. Volatility and risk free interest rate ranges are included in the ranges listed above.

The following table is a summary of the transactions and adjustments that comprised the calculation of the estimated fair value of the derivatives from January 1, 2007 to September 30, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

	Convertible	Warrant
	Debt	And Option
	Derivative	Liability
Estimated fair value as of
December 31, 2006	$ 4,876,175	$ 380,083
Additional borrowing in 2007	2,060,000	-
Accrued interest	134,554	-
Warrants issued for services and
expensed or capitalized in 2007	-	7,337
Debt conversions into common shares	(1,021,367)	-
Year to date adjustment to Estimated
Fair Value at December 31, 2007	6,954,400	(156,196)
Estimated Fair Value at December 31, 2007	13,003,762	231,224
Additional borrowing in 2008	520,000	-
Accrued interest	423,425	-
Options issued for services and
expensed or capitalized in 2008	-	322,193
Debt conversions	(515,034)	-
Year to date adjustment to Estimated
Fair Value at September 30, 2008	2,140,551	(32,565)
Estimated Fair Value at Sept. 30, 2008	$15,572,704	$ 520,852

The fair value of the beneficial conversion option, prepayment penalties, warrants and options are estimated each reporting period with the change in fair value recorded as gain or loss on derivative instruments. As the Company’s common stock is highly volatile, material gains or losses for the change in estimated fair value are likely to occur in future periods.

Following is a summary of the gains and (losses) on derivative instruments by reporting period for the three and nine months ended September 30, 2008 and 2007:

Three Months Ended Sept. 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007
Convertible debt derivative	$(4,671,147)	$ 868,638	$(2,140,551)	$1,489,626
Warrant and option liability	46,949	894,269	32,565	104,528
	$(4,624,198)	$1,762,907	$(2,107,986)	$1,594,154

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

From May 14, 2008 through September 30, 2008, the Noteholders converted a total of $515,034 into 659,713,700 common shares. During 2007 the Noteholders converted a total of $1,021,367 of the Notes into 546,758,396 common shares.

On October 10, 2008, the Company received a Notice of Default from AJW Partners, LLC, New Millenium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and AJW Master Fund, Ltd. (collectively, the "plaintiffs"), claiming that the Company was purportedly in default of certain obligations under the Company’s notes issued to the plaintiffs. On October 16, 2008 the plaintiffs filed suit against the Company and its subsidiaries in the Supreme Court of the State of New York alleging a breach of contract and other claims concerning certain agreements the Company has with those parties. The suit seeks in excess of $5,000,000. The Company plans to vigorously defend these allegations and assert various counter-claims that it has against those plaintiffs.

4. As of September 30, 2008 we have accrued for liabilities, including interest, of $561,972 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,025 (reflected in Capital Lease Obligations) plus $73,835 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $36,311 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. The Company will continue to accrue interest until these cases are settled or paid in full.

The Company has two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. The Company has negotiated payment agreements on these cases and, as of September 30, 2008, the recorded liability for these cases was $162,795. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

In addition to the above leases that are subject to litigation, there are two leases, with a recorded liability of $107,007, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Successful settlement of the above claims is dependent on future financing.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

5. In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and were in default. The total principal and interest due at September 30, 2008 is $3,816,135. In September 2008 the Company began a plan to extend the Notes for four years and a day by offering to pay the principal and accrued interest with common stock in 17 quarterly installments. The stock is priced at the greater of the average of the five closing bids prior to the payment date or $0.0015 per share. In addition, the interest rate is reduced from 12% to 6% and Noteholders agreeing to the extension receive one year warrants to acquire 100,000 shares of common stock per $1,000 of original principal amount at an exercise price of $0.005 per share. If all the Noteholders agree to the extension, warrants to acquire a total of 143,700,000 common shares will be issued.

As of September 30, 2008 Noteholders holding a total of $444,299 in principal and accrued interest extended their Notes and warrants to acquire 18,000,000 common shares were issued. The estimated fair value of these warrants is included in the estimated fair value of warrants and options described in Note 3 above and were valued with the same methodology as the other warrants and options. Subsequent to September 30, 2008, principal and accrued interest totaling $788,060 were extended and warrants to acquire 32,000,000 common shares were issued. The Notes that have not been extended remain in default, but no collection action has been taken.

As the number of shares required to repay our Callable Secured Convertible Notes is potentially unlimited, the extended Series 2000 Convertible Notes must be accounted for under SFAS 133 and EITF 00-19. The estimated fair value was determined using the Black-Scholes option pricing model. Volatility and risk free interest rate ranges are included in Note 3 above. Based on the average closing bids for the five days prior to September 30, 2008, the extended Notes would be convertible into 267,650,000 common shares. The estimated fair value of the conversion option of the extended Notes is $153,462. Since this amount is less than the face amount of the extended Notes, no gain or loss on derivatives was reported.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $18,661. The lender is aware of the

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $398,434, is included in current liabilities. In addition, the Company’s semi-annual payment on a City of Reno Special Assessment District loan in the amount of $4,284 is delinquent. As a result, the entire principal balance in the amount of $83,962 is included in current liabilities.

As of September 30, 2008 the Company owed $88,669 for federal payroll taxes. $12,046 of this amount was paid subsequent to September 30, 2008. The Company is in contact with the IRS and believes a payment arrangement can be made for the remaining balance due. The IRS has filed federal tax liens and may seize Company assets if satisfactory arrangements cannot be made.

6. Following is a summary of finished goods, work in progress, and raw materials inventories as of September 30, 2008 and December 31, 2007. The raw material and work in progress balances below include $785,414 and $640,484 in silver bearing unprocessed photochemicals or partially processed materials as of September 30, 2008 and December 31, 2007, respectively.

	Sept. 30,	Dec. 31,
	2008	2007
Finished goods	$ 54,772	$ 46,211
Work in progress	652,919	522,273
Raw materials	461,446	425,673
	1,169,137	994,157
Less: Silver recoverability
and slow moving reserves	104,161	104,161
Net Inventory	$1,064,976	$889,996

7. The Company has outstanding three categories of warrants and options that may be exercised to acquire common stock; these include warrants, convertible debt options, and employee options. The following table summarizes warrant and option activity for the period January 1, 2007 through September 30, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

		Convertible	Employee
	Warrants	Debt Options	Options	Total
Under option, December 31, 2006	58,599,501	586,181,548	6,322,000	651,103,049
Granted	100,000,000	6,411,235,444	252,000	6,511,487,444
Exercised	-	(546,758,396)	-	(546,758,396)
Expired/Adjusted	(8,134,500)	-	(310,000)	(8,444,500)
Under option, December 31, 2007	150,465,001	6,450,658,596	6,264,000	6,607,387,597
Granted	48,000,000	5,624,001,406	194,836,123	5,866,837,529
Exercised	-	(659,713,700)	-	(659,713,700)
Expired/Adjusted	(5,725,000)	-	(260,000)	(5,985,000)
Under option, Sept. 30, 2008	192,740,001	11,414,946,302	200,840,123	11,808,526,426

The average price for all warrants and options granted and exercised was $0.0006 for the nine months ended September 30, 2008 and $0.0009 for the year ended December 31, 2007.

The following table summarizes the warrants and options outstanding as of September 30, 2008:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

			Weighted
			Average
	No. of	Exercise	Exercise
Expiration Dates	Shares	Price	Price
Warrants:
March 2015
	10,000,000	$0.0001
December 2014 to July 2015
	35,000,000	0.001
August 2014
	20,000,000	0.0014
October 2014
	15,000,000	0.004
September 2009
	18,000,000	0.005
January to June 2014
	50,000,000	0.010
November 2013
	20,000,000	0.040
July 2013
	20,000,000	0.050
March 2010
	1,000,000	0.100
July 2010 to February 2011
	3,740,001	0.150
Total Warrants	192,740,001		$0.0165

Convertible Debt Options:
August 2008 to July 2011
	11,147,296,302	$0.00043
October 2012	267,650,000	.00166
Total Convertible Debt options	11,414,946,302		$0.0005

Employee Options:
September 2018
	194,694,123	$0.002
August 2008 to February 2018
	424,000	0.150
One year after employment ends
	1,450,000	0.150
May 2017 to May 2018
	80,000	0.160
January 2015 to January 2018
	175,000	0.200
One year after employment ends
	1,000,000	0.250
One year after employment ends
	3,000,000	0.300
October 2012 to October 2013
	17,000	0.500
Total Employee Options	200,840,123		$0.0093
Total Warrants and Options	11,808,526,426		$0.0009

The 11,147,296,302 convertible debt options listed above relate to the callable secured convertible debt discussed in Note 3 above. As of September 30, 2008 $4,793,337 of principal and accrued interest was convertible into common stock at the lower of $0.10 per share or 30% of a calculated market price. The 267,650,000 convertible debt options listed above relate to the Series 2000 Convertible Notes discussed in Note 5 above. As of September 30, 2008 $444,299 of principal and interest will be paid in common stock in 17 quarterly installments. The stock price is based on the greater of the average of the five closing bid prices prior to the date of payment or $0.0015 per

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

share. Consequently, the number of shares and the conversion prices for both these categories of debt can vary up or down materially, depending on the Company’s stock price at any point in time.

8. Earnings (Loss) per Common Share:

Basic Earnings (loss) per common share is calculated based on the consolidated net income (loss) for the period divided by the weighted average number of common shares outstanding during the three and nine months ended September 30, 2008 and 2007.

Diluted Earnings (loss) per common share assumes that any dilutive convertible debt outstanding and stock options and warrants were converted on the first day of the period. Interest expense (net of tax) incurred during the period that is related to convertible debt is added back to net income for purposes of the computation. Any stock options or warrants with exercise prices below the weighted average market price for the quarter are excluded from the computation. For purposes of computing diluted earnings per common share, common stock equivalents are excluded for periods with net losses as their effect would be antidilutive.

Following is a reconciliation of Net Income (Loss) and Weighted Average number of shares outstanding, in the computation of basic and diluted earnings (loss) per common share (EPS) for the three and nine months ended September 30, 2008 and 2007.

	Three months Ended Sept 30,		Nine months Ended Sept 30,
	2008	2007	2008	2007
Net Income (Loss)	$(5,957,269)	$ 544,325	$(4,763,275)	$(1,159,645)
Less: Preferred stock dividends	-	-		-
Basic EPS income (loss) available to common stockholders	(5,957,269)	544,325	(4,763,275)	(1,159,645)
Interest on convertible securities,
net of tax	-	75,464	-	-
Diluted EPS income (loss) available
to common shareholders	$(5,957,269)	$ 619,789	$(4,763,275)	$(1,159,645)

Weighted average number of shares outstanding (1,000’s)	1,560,397	466,067	1,211,448	407,278

Common equivalent shares (1,000’s)	N/A	2,287,909	N/A	N/A

Diluted average number of shares outstanding (1,000’s)	1,560,397	2,753,976	1,211,448	407,278
Per share amount -basic	$(0.004)	$0.001	$(0.004)	$(0.003)
Per share amount- diluted	$(0.004)	$0.0002	$(0.004)	$(0.003)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Warrants, options, and shares to be issued, totaling 12,124,946,764 shares as of September 30, 2008 would dilute EPS, and accordingly are not included in the computation of EPS for the three and nine months ended September 30, 2008. Warrants, options, and shares to be issued, totaling 2,424,844,738 shares as of September 30, 2007, would dilute EPS, and accordingly are not included in the computation of EPS for the nine months ended September 30, 2007.

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

Total estimated share-based compensation expense recognized under SFAS 123R for the three months ended September 30, 2008 and 2007 was $345,690 and $11,436, respectively. Total estimated share-based compensation expense recognized under SFAS 123R for the nine months ended September 30, 2008 and 2007 was $333,216 and $13,161, respectively.

In addition to a stock option program for employees, certain employees, directors and various consultants receive the majority of their compensation in common shares. Shares issued for consulting services include such services as transportation, contracting, and corporate marketing and investor relations programs. Shares issued to employees, directors, and consultants are valued at the closing market price of our common stock on the transaction date. Total expenses paid in common stock for employees, directors, and consultants was $193,649 and $579,150 for the nine months ended September 30, 2008 and 2007, respectively. These expenses are allocated between the two segments and between expense categories in the Consolidated Statements of Operations based on the type of service provided.

10. Following is financial information for each of the Company’s segments. No changes have occurred in the basis of segmentation since December 31, 2007.

Reconciliation of segment revenues, gross profit (loss), operating income (loss), other income (expense), and net income (loss) before taxes to the respective consolidated amounts follows:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Revenues:
GOLD’n GRO Fertilizer	$ 472,124	$ 533,624	$ 2,301,903	$ 1,901,436
Mining Technical Services	21,784	8,329	108,999	14,957
Consolidated Revenues	$ 493,908	$ 541,953	$ 2,410,902	$ 1,916,393

Gross Profit (Loss):
GOLD’n GRO Fertilizer	$ (6,637)	$ 17,333	$ 383,431	$ 150,405
Mining Technical Services	2,031	(1,909)	37,328	(11,011)
Consolidated Gross Profit (Loss)	$ (4,606)	$ 15,424	$ 420,759	$ 139,394

Operating Income (Loss):
GOLD’n GRO Fertilizer	$ (732,989)	$ (671,486)	$(1,207,999)	$(1,602,101)
Mining Technical Services	(141,184)	(203,784)	(401,504)	(569,120)
Consolidated Operating Income (Loss)	$ (874,173)	$ (875,270)	$(1,609,503)	$(2,171,221)

Other Income (Expense):
GOLD’n GRO Fertilizer	$ (5,083,096)	$ 1,423,419	$(3,153,772)	$ 868,858
Mining Technical Services	-	(3,824)	-	142,718
Consolidated Other Income (Expense)	$ (5,083,096)	$ 1,419,595	$(3,153,772)	$1,011,576

Net Income (Loss) before taxes:
GOLD’n GRO Fertilizer	$(5,816,085)	$ 751,933	$(4,361,771)	$(733,243)
Mining Technical Services	(141,184)	(207,608)	(401,504)	(426,402)
Consolidated Net Income
(Loss) before taxes	$(5,957,269)	$ 544,325	$(4,763,275)	$(1,159,645)

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Identifiable assets by business segment for the major asset classifications and reconciliation to total consolidated assets are as follows:

	September 30,	December 31,
	2008	2007

Current Assets:
GOLD’n GRO Fertilizer	$1,170,650	$ 1,033,487
Mining Technical Services	25,225	15,743
	1,195,875	1,049,230

Property and Equipment, net:
GOLD’n GRO Fertilizer	2,659,843	2,769,179
Mining Technical Services	72,552	83,143
	2,732,395	2,852,322

Other Assets, net:
GOLD’n GRO Fertilizer	104,552	108,318
Mining Technical Services	3,483	3,483
	108,035	111,801

Total Assets:
GOLD’n GRO Fertilizer	3,935,045	3,910,984
Mining Technical Services	101,260	102,369
Total Segment Assets	4,036,305	4,013,353
Itronics Inc. assets	29,666,753	28,787,327
Less: inter-company elimination	(29,409,750)	(28,444,812)
Consolidated Assets	$4,293,308	$4,355,868

11. The Company periodically holds marketable securities that are available for sale, which have consisted solely of equity securities. The carrying amount on the balance sheets of these securities is adjusted to market value at each balance sheet date. The adjustment to market value is an unrealized holding gain or loss that is reported in Other Comprehensive Income. At present, these unrealized gains or losses are the only component of Accumulated and Other Comprehensive Income. The Company had Accumulated Unrealized Holding Gains of $-0- at September 30, 2008 and December 31, 2007. No gains or losses were reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2008. No losses were reclassified out of accumulated other comprehensive income into earnings during the three and nine months ended September 30, 2007. The table below illustrates the amount of

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

unrealized holding gains and losses included in other comprehensive income, net of tax effects of $0. The reclassification adjustment, if any, listed in the below table represents unrealized holding gains and losses transferred into earnings as securities are sold.

Following are the components of Other Comprehensive Income:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2008	2007	2008	2007

Unrealized holding gains (losses)
arising during the period	$ -	$ -	$ -	$ 2,246
Reclassification adjustment	-	(3,115)	-	(2,246)
Other Comprehensive Income (Loss)	$ -	$(3,115)	$ -	$ -

Following is a summary of gross proceeds and gains and losses from sales of available for sale marketable securities:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Gross proceeds from sale of securities	$ -	$ 35,870	$ -	$142,088
Gross gains from sale of securities	$ -	$ -	$ -	$ 7,718
Gross losses from sale of securities	-	(3,983)	-	(3,983)
Net Gains (Losses) from sale of Securities	$ -	$(3,983)	$ -	$3,735

12. Fair value of financial instruments

On January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables, payables, and short term debt that qualify as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The carrying amounts reported in the balance sheets for long term debt obligations with no equity component that qualify as financial instruments are a reasonable estimate of fair value as the instruments have current market interest rates. The three levels are defined as follow:

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

The Company’s Series 2000 convertible debt derivatives are carried at fair value totaling $153,462 and $-0- as of September 30, 2008 and December 31, 2007, respectively. The Company’s callable secured convertible debt derivatives are carried at fair value totaling $15,572,704 and $13,003,762, as of September 30, 2008 and December 31, 2007, respectively. The Company carries its warrant and option liability at fair value totaling $520,852 and $231,224 as of September 30, 2008 and December 31, 2007, respectively. The Company used Level 2 inputs for its valuation methodology for the Series 2000 convertible debt derivatives, the callable secured convertible debt derivatives, and the warrant and option liability.

	Fair Value As of Sept 30, 2008	Fair Value Measurements at Sept. 30, 2008 Using Fair Value Hierarchy
Liabilities		Level 1	Level 2	Level 3
Series 2000 convertible debt derivatives	$153,462		$ 153,462
Callable secured convertible debt derivatives	$15,572,504		$15,572,504
Warrant and option liability	$520,852		$ 520,852

The Company recognized gains (losses) of the respective components of the derivative instruments of $-0-, $(2,140,551) and $32,565, respectively, for the nine months ended September 30, 2008.

ITRONICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

Results of Operations

We reported consolidated revenues of $493,908 for the quarter ended September 30, 2008, compared to $541,953 for the prior year quarter, a decrease of 9%. The decrease was primarily due to prior year Photochemical Silver Concentrator sales of $164,500. A similar amount of sales will be reported in the fourth quarter of 2008. Excluding those sales from prior year amounts results in an increase of $116,500, or 31% in total sales. Consolidated net loss was $5,957,269, or $0.004 per share, for the quarter ended September 30, 2008, compared to net income of $544,325 or $0.001 per share for the comparable 2007 period, an increased loss of $6,501,600. The significant change from a profit to a loss is due to a loss on derivatives of $4,624,200 compared to a gain of $1,762,900 for the prior year quarter.

Consolidated revenues for the first nine months of 2008 were $2,410,902 compared to $1,916,393 for the prior year period, an increase of 26%. Excluding the Photochemical Silver Concentrator sales from the prior year amount results in an increase of 38%. Consolidated net loss was $4,763,275, or $0.004 per share, for the nine months ended September 30, 2008, compared to a net loss of $1,159,645 or $0.003 per share for the comparable 2007 period, an increased loss of

$3,603,600. The increased loss is due to a loss on derivatives of $2,108,000 compared to a gain of $1,594,200 for the prior year period.

To provide a more complete understanding of the factors contributing to the changes in revenues, operating expenses, other income (expense) and the resulting operating income (loss) and net income (loss) before taxes, the discussion presented below is separated into our two operating segments.

GOLD’n GRO FERTILIZER

	Three months Ended Sept 30,	Nine Months Ended Sept 30,
	2008	2007	2008	2007
Revenues
Fertilizer	$ 360,288	$ 239,965	$ 1,920,731	$ 1,398,902
Photochemical services	$ 40,911	$ 206,265	$ 112,229	$ 294,243
Silver	$ 70,925	$ 87,394	$ 268,943	$ 208,291
Total Revenue	$ 472,124	$ 533,624	$ 2,301,903	$ 1,901,436
Gross profit (loss)	$ (6,637)	$ 17,333	$ 383,431	$ 150,405
Operating income (loss)	$ (732,989)	$(671,486)	$(1,207,999)	$(1,602,101)
Other income (loss)	$(5,083,096)	$1,423,419	$(3,153,772)	$ 868,858
Net income (loss) before taxes	$(5,816,085)	$ 751,933	$(4,361,771)	$ (733,243)

Total segment revenues for the third quarter of 2008 were approximately $472,100, a decrease of 12% from the third quarter of 2007. Total fertilizer sales for the quarter were $360,300 (315 tons), compared to $240,000 (317 tons) for the 2007 third quarter, an increase of 50% in dollars and a nominal decrease in tonnage. Sales of bulk Chelated Liquid Micro-nutrients were $296,800 (237 tons) and $185,000 (200 tons) for the third quarter of 2008 and 2007, respectively, an increase of 60% in dollars and 18% in tonnage. Sales of bulk Chelated Liquid Multi-nutrients were $42,000 (70 tons) and $49,000 (115 tons) for the third quarter of 2008 and 2007, respectively, a decrease of 14% in dollars and 40% in tonnage. A new Chelated Secondary Nutrient product was introduced in the second quarter of 2006. Sales of this product were $16,000 (8 tons) and $1,900(1 tons) for the third quarter of 2008 and 2007, respectively, an increase of 742% in dollars and 500% in tonnage. The overall increase in sales was due to price increases. Total photochemical services revenue for the quarter decreased $165,400 due primarily to prior year Photochemical Silver Concentrator sales totaling $164,500. A similar sale was completed early in the fourth quarter of 2008. Excluding those sales, photochemical service revenue declined nominally on a 6% increase in volume. Silver sales were $70,900 (4,972 ounces) for the quarter, compared to $87,400 (6,337 ounces) for the prior year third quarter, a decrease of 19% in dollars and 22% in ounces. The decrease is attributable to a decline in ounces sold of both silver bullion and film.

Cost of sales decreased $37,500 due primarily to a decline of $109,000 in raw materials costs resulting from prior year Photochemical Silver Concentrator sales. This decrease was partially offset by increases of $45,600 in fertilizer raw materials costs resulting from increased sales and payroll costs of $13,200. The segment recorded a gross loss of $6,600 for the quarter, compared to a gross profit of $17,300 for the third quarter of 2007, a decreased gross profit of $24,000. Excluding the gross profit of $55,500 resulting from the prior year Photochemical Silver Concentrator sales, gross profit for the third quarter of 2008 would be improved by $31,500, or 83%.

We are continuing our efforts on sales of Photochemical Silver Concentrators in order to provide a long term base of used photochemical supply. In March 2007 we received a deposit on a

Photochemical Silver Concentrator and it was delivered in July 2007. During the second quarter of 2008 we received another order from the same customer. Delivery was made early in the fourth quarter. Between August 2006 and April 2007, we obtained three new significant wholesale customers. In April and October 2008 we obtained two additional significant wholesale customers. As a result of these new customers, we expect the rate of growth in sales volume will be significantly greater than the rate of growth in sales dollars.

We anticipate that the new customers, along with our existing suppliers, will provide sufficient raw material for fertilizer production for the 2009 fertilizer season and future years. We expect raw material needs to be met well into the future because these customers have national collection services and we believe we will be able to expand supply of photo liquids as fertilizer demand grows.

Segment operating expenses increased $37,500 from the third quarter of 2007. This was due to $321,500 in stock option compensation related to a one time option grant to members of management to compensate them for their unpaid salary and cash loans. This increase was partially offset by decreases of $219,200 in sales and marketing expenses related primarily to decreased corporate marketing and $67,000 in general and administration costs due primarily to reduced outside consulting services.

These factors resulted in a 2008 third quarter segment operating loss of $733,000 compared to a loss of $671,500 for the third quarter of 2007, an increased operating loss of $61,500, or 9%. Excluding the non-recurring, non-cash option compensation expense of $321,500, the operating loss would be $411,500, which would be an improvement of $260,000 or 39%.

Other income (expense) was an expense of $5,083,100 for the quarter, compared to other income of $1,423,400 for the 2007 third quarter, an increased expense of $6,506,500. The increase in other (expense) is due primarily to a swing in gain (loss) on derivative instruments from a gain of $1,762,900 in the prior year third quarter to a loss of $4,624,200 in the current third quarter, an increased loss of $6,387,100. The gain or loss on derivatives is related to our callable secured convertible debt, is calculated each quarter, and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other income (expense) resulted in a segment net loss before taxes of $5,816,100 for the quarter ended September 30, 2008, compared to segment net income before taxes of $751,900 for the prior year quarter, an increased loss of $6,568,000.

For the first nine months of 2008, segment revenues were $2,301,900, compared to $1,901,400 for the comparable 2007 period, an increase of 21%. The increase is due to increases in fertilizer and silver revenues. Gross profit for the first nine months of 2008 was $383,400, compared to $150,400 for the comparable prior year period, an improvement of 155%. Operating loss for the first nine months of 2008 was approximately $1,208,000 compared to $1,602,100 for the first nine months of 2007, a reduced operating loss of $394,100, or 25%. Excluding the non-recurring, non-cash option compensation expense of $321,500, the operating loss would be $886,500, which would be an improvement of $715,600 or 45%.

Other income (expense) was an expense of $3,153,800 for the first nine months of 2008, compared to other income of $868,900 for the comparable 2007 period, an increased loss of $4,022,600. The decline is primarily due to a change from a gain to a loss on derivative instruments totaling $3,702,100. The gain or loss on derivatives is related to our callable secured convertible debt, is calculated each quarter, and is subject to material changes, either up or down, based on changes in our stock price, which is highly volatile.

The changes in operating loss and other expenses resulted in a segment net loss before taxes of $4,361,800 for the nine months ended September 30, 2008, compared to segment net loss before taxes of $733,200 for the prior year period, an increased loss of $3,628,500.

MINING TECHNICAL SERVICES

	Three Months Ended Sept 30,	Nine Months Ended Sept 30,
	2008	2007	2008	2007
Revenues	$ 21,784	$ 8,329	$ 108,999	$ 14,957
Gross profit (loss)	$ 2,031	$ (1,909)	$ 37,328	$ (11,011)
Operating income (loss)	$(141,184)	$(203,784)	$(401,504)	$(569,120)
Other income (expense)	-	$ (3,824)	-	$ 142,718
Net income (loss) before taxes	$(141,184)	$(207,608)	$(401,504)	$(426,402)

Mining technical services revenue was $21,800 for the quarter ended September 30, 2008, compared to $8,300 for the comparable quarter of 2007, an increase of 162%. The increase came from one technical services project during the quarter. Cost of sales increased $9,500, due to an increase in pass-through costs, which were related to the technical services project discussed above. These factors resulted in a third quarter gross profit for the segment of $2,000 compared to a gross loss of $1,900 for the prior year third quarter, an improvement of $3,900.

The Whitney & Whitney, Inc. reduced emphasis on technical consulting services and launch of an internet information portal is brought about by the fact that Dr. Whitney, our President, has often been the lead person in generating new consulting contracts. Our President’s increased responsibilities for managing the expanding GOLD’n GRO fertilizer segment and overall corporate activities has reduced his time availability to actively participate in the consulting segment. Part of our objective in shifting the focus of the technical services segment is to retain our core professional staff that can provide assistance on technical service contracts as well as perform administrative duties for the GOLD’n GRO fertilizer segment, while at the same time adding a potential source of revenue that is not dependent upon labor sales and which can be managed by a professional staff. The information portal also better utilizes the Whitney & Whitney, Inc. library and information resources that are already in existence. For the three months ended September 30, 2008 and 2007 we allocated costs of approximately $48,400 and $60,900, respectively, to the development of the web site. The site was launched in mid-August 2005 and we are now expanding the content of the site, as well as improving the profiled mining company information. We expect this level of spending to continue into at least the fourth quarter of 2008. As improvements to the site are completed and information maintenance becomes routine, we will reduce or redirect staff resources as needed. A program to solicit advertising customers was developed and is being offered to gold exploration companies beginning in the first quarter of 2007. We are presently evaluating the steps we need to take to improve the revenue growth from the website.

Total segment operating expenses for the third quarter of 2008 decreased $58,700, due primarily to decreased sales and marketing costs related to corporate marketing and to the insidemetals.com website discussed above and to decreased research and development costs related to the insidemetals.com website.

The combination of these factors resulted in a 2008 third quarter segment operating loss of $141,200, compared to an operating loss of $203,800 for the third quarter of 2007, a decreased operating loss of $62,600, or 31%.

Other income (expense) for the third quarter of 2008 was $-0- compared to a loss of $3,800 for the prior year third quarter. The prior year loss was from the sale of stock received in an exchange of our membership interest in our workers compensation insurance carrier.

The changes in operating loss and other income resulted in a segment net loss before taxes of $141,200 for the quarter ended September 30, 2008, compared to a loss of $207,600 for the prior year quarter, a decreased loss of $66,400, or 32%.

For the first nine months of 2008, segment revenue totaled $109,000 compared to $15,000 for the first nine months of 2007, an increase of 629%. This is primarily attributable to new technical services projects. Gross profit for the first nine months of 2008 was $37,300, compared to a gross loss of $11,000 for the comparable prior year period, an improvement of $48,300. Operating loss for the period was $401,500 compared to an operating loss of $569,100 for the comparable 2007 period, a decreased operating loss of $167,600, or 29%.

Other income (loss) for the first nine months of 2008 was $-0- compared to a gain of $142,700 for the prior year period. The prior year gain was due to the sale of a membership interest in the Company’s worker’s compensation mutual insurance company.

The changes in operating loss and other income resulted in a segment net loss before taxes of $401,500 for the nine months ended September 30, 2008, compared to a net loss of $426,400 for the prior year period, a decreased loss of $24,900, or 6%.

SUMMARY

On a consolidated basis, the various changes in revenues and operating expenses resulted in a third quarter 2008 operating loss of $874,200, compared to $875,300 for the third quarter of 2007, a nominal decreased operating loss. Excluding the non-recurring, non-cash option compensation expense of $321,500, the operating loss would be $552,700, which would be an improvement of $322,600 or 37%. Net income (loss) before taxes for the third quarter 2008 was a loss of $5,957,300 compared to a net income before taxes of $544,300 for the prior year third quarter, an increased loss of $6,501,600. The decrease is primarily due to a change from a gain to a loss on derivatives totaling $6,387,100. For the nine month period ended September 30, 2008 consolidated operating loss was $1,609,500 compared to $2,171,200 for the prior year comparable period, a decreased operating loss of $561,700, or 26%. Excluding the non-recurring, non-cash option compensation expense of $321,500, the operating loss would be $1,288,000, which would be an improvement of $883,200 or 41%. Net income (loss) before taxes for the nine months ended September 30, 2008 was a net loss of $4,763,300 compared to a net loss before taxes of $1,159,600 for the prior year nine month period, an increased loss of $3,603,600.

Changes in Financial Condition; Capitalization

Cash amounted to $-0- as of September 30, 2008, compared to $20,300 as of September 30, 2007. Net cash used for operating activities was approximately $691,100 for the first nine months of 2008. The cash used for operating activities during the period was financed by net proceeds of $500,000 from the issuance of callable secured convertible notes, less $43,800 in debt issuance costs, proceeds from the sale of stock of $95,000, loans totaling $64,000 from officer/stockholders, and increases in current liabilities of $148,900 in accounts payable, $224,000 in management salaries, $169,300 in accrued expenses, and $189,000 in accrued interest.

Total assets decreased $62,600 during the nine months ended September 30, 2008 to $4,293,300. Current assets increased $139,900 due to increases in accounts receivable of $35,100 and inventory of $175,000. These increases were partially offset by a decrease in cash of $93,000. Inventory increased primarily due to the accumulation of silver contained in photographic wastes received from our customers. Net property and equipment decreased $119,900 due to current period depreciation and amortization. Other assets decreased $82,500 due to amortization of deferred loan fees related to the callable secured convertible note financing.

Current liabilities increased during the nine months ended September 30, 2008 by $3,091,400 and total liabilities increased by $3,338,300. The increase is primarily due to an increase of $2,568,900 in the estimated fair value of derivative instruments. The major components of this increase include $520,000 in new convertible debt borrowing, $423,400 in accrued interest, conversions to common stock of $515,000 and a net increase in estimated fair value of derivative instruments of $2,140,600. The increase in estimated fair value of the derivative instruments is primarily due to a decreased stock conversion price at September 30, 2008 compared to December 31, 2007. The current stock price used in the Black-Scholes model used to compute estimated fair value was $0.0018 at September 30, 2008 and $0.0026 at December 31, 2007. The conversion price used in the same computation was $0.0004 and $0.0007 for September 30, 2008 and December 31, 2007, respectively. The decreased stock conversion price resulted in an increase in the number of shares needed to convert the callable secured convertible debt from 6,450,658,596 common shares at December 31, 2007 to 11,147,296,302 common shares at September 30, 2008.

Other changes in current liabilities include increases of, $144,700 in accounts payable, $71,900 in accrued expenses, $155,300 in interest payable to officer/stockholders, $60,500 in current maturities of long-term debt, and $81,100 in other liabilities. These increases were partially offset by decreases of $216,000 in accrued management salaries and $79,300 in current maturities of capital lease obligations. Accrued management salaries decreased due to the conversion of $440,000 of unpaid salary into common stock to be issued when sufficient cash is available to pay the associated payroll taxes.

Long term liabilities increased by $246,900 due primarily to the reclassification out of current liabilities of $329,100 in Series 2000 convertible notes that was extended as discussed in Note 5 to the financial statements.

Liquidity and Capital Resources

During the nine months ended September 30, 2008, working capital declined by $2,951,500 to a deficit balance of $21,793,700. The decline is due primarily to the increase in estimated fair value of derivative instrument liabilities discussed above.

In order to solve our liquidity problems, management has implemented a plan of financing its operations through the private placements of common shares, convertible debt, conversion of debt to common shares, and payment of consulting and other labor services with common shares. We obtained financing of $2.06 million and $2.0 million in 2007 and 2006, respectively, through the issuance of callable secured convertible debt. During the first nine months of 2008, we obtained financing of $520,000 from the issuance of callable secured convertible debt. These funds provided for a portion of our working capital needs until the latter half of August 2008. Subsequent to September 30, 2008, we entered into litigation with the investors in the callable secured convertible debt. Consequently, further funding from this source is not anticipated.

In September 2008 we began a private placement of common stock or convertible debt to raise $5 million. $95,000 in common stock was received through September 30, 2008. The investor has the option to receive common stock at 80% of the market price per share (calculated at the average of the five closing bids prior to the investment) or convertible debt payable quarterly in common stock over three years for investments up to $1 million and 5 years for investments exceeding $1 million. The payment stock price is the greater of the average of the closing bid price for the five days before the payment, less 15% for investments up to $1 million and 18% for investments exceeding $1 million or $0.0015 per share. Interest at 9% compounded annually accrues on the principal and accrued interest.

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

In addition, to meet short term cash needs, we have negotiated a 10 day payment period on invoices to our primary distributor, at a cost of 1% of the invoice amount. We also periodically factor certain inventory items and receivables to help with short term cash needs. These arrangements are with unrelated individuals, carry interest at 2% to 3% per month, and the lenders are secured by a blanket UCC on specified inventory items and on specified invoices. As of September 30, 2008, no factored inventory and receivables were outstanding.

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

GOLD’n GRO Fertilizer Segment (Itronics Metallurgical, Inc.)

Our manufacturing plant is presently configured to produce 1.2 million gallons (on a single shift basis) of GOLD’n GRO fertilizer annually (about 5,700 tons) and can be expanded to produce 7.2 million gallons of GOLD'n GRO per year, or about 36,000 tons. GOLD'n GRO fertilizer production in 2007 utilized about 5 percent of planned capacity. Planned expansions to achieve the 36,000 ton volume include increasing both dry raw material and liquid storage, increasing tank truck loading capacity, automation of certain manufacturing functions, and expansion of silver refining capacity in two stages. Expansion is being done incrementally as fertilizer sales continue to grow.

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

In the second quarter 2008 the parent company of our distributor acquired a major competitor. Early in the third quarter the parent company disclosed plans to integrate the acquired company and its retail outlets into its existing retail distribution system. Prior to the acquisition our distributor and its sister subsidiaries had more than 500 retail outlets nationwide. After the merger there are more than 800 retail outlets nationwide.

Our distributor, which sells the GOLD’n GRO fertilizers in Arizona, California, Hawaii, Idaho, Oregon, and Washington, is acquiring new retail outlets in those states. The increase in the number of retail outlets is expected to contribute to further increases in GOLD’n GRO sales in the fourth quarter of this year and in 2009. Consideration is being given to putting the GOLD’n GRO products into a national sales program operated by a subsidiary of the acquired company. While a commitment has not been made, we have received inquiries from some of the newly acquired retail outlets in the southern and eastern U.S. about the availability of the GOLD’n GRO fertilizers, and GOLD’n GRO Guardian Deer Repellent. The Company believes that moving the GOLD’n GRO product line into a national sales program could have a major positive impact on the growth of GOLD’n GRO fertilizer sales.

2. Develop GOLD'n GRO fertilizer applications for more crops.

Based on our experience to date, it takes approximately two to five years to develop a new fertilizer product, which includes regulatory approval. It typically takes another two to four years to achieve market acceptance of successful products, which includes field trials to demonstrate product effectiveness.

We are continuing to assist with field trials being performed by our distributor’s agronomy personnel in Utah and California. We are supporting field trials for GOLD’n GRO Guardian with potential distributors in several states beginning in the third quarter 2008.

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

We are introducing two new specialty products, a calcium plus magnesium fertilizer named GOLD’n GRO 11-0-0+5% Ca (Calcium) and a high magnesium content fertilizer named GOLD’n GRO 8-0-0+3% Mg (Magnesium), both targeting foliar and soil application. We have registered both fertilizers in Nevada and California.

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

Phase 1 is to register a "ready-to-use" spray deer repellent that is essentially similar in the amount of repelling ingredient to a topical product that is already in the market, but that is being phased out due to high cost and limited effectiveness. Using this "me too" approach provides a U.S. EPA approved path to rapid registration to get product sales started by mid-year 2008. This phase was completed in March 2008. An amendment to this label that allows use with GOLD’n GRO 8-8-8+4%S fertilizer was received in September 2008. Use with the fertilizer makes the product systemic so that the treatment lasts more than 8 weeks and does not wash off in the rain.

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

State Registration We also need to register GOLD’n GRO Guardian in each state in which it will be sold. We have already registered the fertilizer component, GOLD’n GRO 8-8-8+4%S, in Nevada, Utah, and 9 northeastern states where sales will be started so that the fertilizer registration requirements will not delay sales once they are permissible. State registration of the "ready-to-use" spray as registered with the U.S. EPA was begun in early May 2008. The plan is to file registration applications in 13 states. Sales of GOLD’n GRO Guardian can begin in each state when the state registration is received. To date, our registration applications have been approved in Nevada, Utah, Rhode Island, Colorado, Massachusetts, New Jersey, Maryland, Alabama, Delaware, and Pennsylvania.

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

During the third quarter of 2008 several shipments of one-gallon spray kits have been made to qualified Landscape Maintenance businesses that are licensed for spraying pesticides in states where GOLD’n GRO Guardian Deer Repellent is registered. Reports from trials underway indicate the spray applications are exceeding expectations. In one trial, the leaves of sprayed and unsprayed trees were tested about six weeks after application and the leaves of the sprayed trees were appropriately bitter. In another trial, the customer reported satisfaction with the first application and is purchasing more spray kits. In a third trial, the customer reported no evidence of deer damage in the sixth week after application and has ordered more spray kits, and is expanding its evaluation and testing program.

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

As fertilizer sales volume increases, we need to increase tank truck loading capacity. With the introduction of additional bulk products and increased demand for our products, load out capacity for shipment of three more bulk products is needed. The first phase, construction of a containment area, was substantially completed in late 2006. While we believe that we can handle expected growth in 2008 with the existing load-out module, we hope to complete installation of the new load out tanks during the first half of 2009, subject to the availability of financing. The estimated capital required for this project is $400,000.

Planning is underway to increase our silver refining capacity in two stages, from 24,000 troy ounces per year to 2.4 million troy ounces annually, a 100 times increase. Production at capacity with $10 per troy ounce silver would increase silver sales from $240,000 per year to $24 million.

Stage 1 involves installing a new leaching circuit in 2009 which will reduce the amount of solids delivered to the refining operation by 90 percent, while at the same time producing even cleaner liquid raw materials for GOLD’n GRO fertilizer manufacturing.  Stage 2 is to install a new modular melting system in 2010 which will reduce melt cycle times, reduce cost, and increase physical capacity by up to 10 times.

Stage 1 will increase the per melt capacity of the refining operation by 10 times with no increase in per melt cost.  This produces a 90 percent reduction of the per melt cost of each ounce of silver produced.  Stage 2, installation of the new melting system, will further reduce the per melt cost and substantially increase operational efficiencies. This two stage capacity expansion will not only reduce direct operating costs, but will also reduce "in process inventories" which will reduce working capital requirements and improve the rate of inventory turnover, major financial benefits to the Company and its shareholders.

The increase in silver refining capacity will require related expansion and improvement of materials handling capabilities at our facility. We are estimating that each of the two stages of expansion can be completed for $500,000, for a combined capital investment of $1 million.  Each installation is expected to take about 8 months to complete. This relatively modest investment is made possible because we already have two permitted locations within the facility for these new operations.

During the second quarter, we completed pilot leach tests which show that the leach process we are developing will increase per melt refining capacity by up to 10 times and reduce per ounce refining cost up to 90 percent.

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

We are now working on the Stage 1 leach plant design, preparing a capital budget, and a construction schedule. We project the leach plant can be built within eight months after obtaining capital funding, which is estimated at $380,000. Related improvements in the refinery will add another $120,000 for a total budget of $500,000.

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

a. Continue to provide consulting services

We intend to continue a low level effort to solicit and perform technical services for mining companies and other businesses or government agencies that have mineral interests or minerals related responsibilities. These efforts resulted in two consulting projects during the first nine months of 2008. One project has been completed and has a small potential for future services, and the other project may resume and continue for two to three months. Resumption of this work is subject to the client obtaining additional financing.

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

Item 4T. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive and financial officer and principal accounting officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our principal executive and financial officer and principal accounting officer concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2008.

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

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

On October 10, 2008, we received a Notice of Default from AJW Partners, LLC, New Millenium Capital Partners II, LLC, AJW Offshore, Ltd., AJW Qualified Partners, LLC, and AJW Master Fund, Ltd. (collectively, the "plaintiffs"), claiming that we were purportedly in default of certain obligations under the Company’s notes issued to the plaintiffs. On October 16, 2008 the plaintiffs filed suit against the Company and its subsidiaries in the Supreme Court of the State of New York alleging a breach of contract and other claims concerning certain agreements the Company has with those parties. The suit seeks in excess of $5,000,000. We plan to vigorously defend these allegations and assert various counter-claims that it has against those plaintiffs.

As of September 30, 2008 we have accrued for liabilities, including interest, of $561,972 which relate to various lawsuits and claims for the collection of the funds due. These include 8 leases totaling $366,025 (reflected in Capital Lease Obligations) plus $73,835 in additional interest (reflected in Accrued Interest) and one trade payable totaling $85,801 (reflected in Accounts Payable) plus $36,311 in additional interest (reflected in Accrued Interest). The leases are individually secured by specified equipment.

The accrued interest noted above was recorded based on our assessment of three cases that are seeking $251,522, which we believe are probable. The creditors have received judgments in these cases, but have taken no further collection action. We will continue to accrue interest until these cases are settled or paid in full.

We have two cases, that originally sought $171,853, that we deem to have a remote possibility of incurring an additional unrecorded loss. We have negotiated payment agreements on these cases and, as of September 30, 2008, the recorded liability for these cases was $162,795. We are delinquent in our payments under the respective settlement agreements, but are in contact with counsel for the creditor, and no collection action has been taken.

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

Item 2. Unregistered sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities:

In September 2008, we issued an aggregate of 63,333,333 shares of common stock valued at $95,000 to John W. Whitney, our President, upon conversion of cash loans previously made to the Company and its subsidiaries. In September 2008 we also issued an aggregate 16,666,666 shares of common stock valued at $25,000 to Dr. Whitney for a cash investment made in the current Private Placement. The price of $0.0015 used for both of these issuances is the price presently being offered in a Private Placement to accredited investors. Dr. Whitney has an additional $108,025 in loans to the Company that he may convert into the Private Placement at the price of $0.0015 as long as it is in effect under those terms.

On September 26, 2008 employees listed in the table below were granted a ten year option to acquire the below listed shares at $0.002 per share. The options became effective on September

30, 2008 and vested immediately. The number of options granted was based on the individual’s deferred salary and principal amount of loans as of September 30, 2008 and was calculated at 100,000 shares for each $1,000 of deferred salary and loan principal. This is the same calculation being used to determine the number of warrants to be issued to holders of the Series 2000 convertible debt that is currently being offered to the Noteholders to restructure their Notes. In addition, these employees can convert their deferred salary, loans, or accrued interest into common stock at the closing trade price on the date of conversion. Issuance of shares due upon conversion of deferred salary will be delayed pending the Company receiving adequate funds to pay the related payroll taxes. The amounts of deferred salary that were converted as of September 30, 2008 are included in the following table:

		Deferred
		Salary	No. of	Deferred
		and	Options	Salary	No. of
	Position	Loans	Granted	Converted	Shares
John W. Whitney	President	$1,006,341	100,634,123	$120,000	66,666,666
Duane Rasmussen	Former Vice	652,500	65,250,000	250,000	138,888,888
	President
Michael Horsley	Controller	288,100	28,810,000	70,000	38,888,888
		$1,946,941	194,694,123	$440,000	244,444,442

In October 2008, we issued an aggregate of 375,000 shares of common stock valued at $1,500 to John W. Whitney, our President, as compensation for services performed on our behalf in his capacity as a director of our Company for the second quarter of 2008

In October 2008, we issued an aggregate of 10,000 shares of common stock valued at $40 to one of our employees as compensation for services performed on our behalf in his capacity as an employee of our Company for the second quarter of 2008.

We issued options to purchase an aggregate of 25,000 shares of common stock to one of our employees in August 2008. The options are exercisable at $0.20 per share and expire in ten years from grant.

In late September 2008, the Company began offering an extension and payoff plan to the holders of Series 2000 Convertible Notes and other similar outstanding Notes. The plan includes paying the principal and accrued interest in equal quarterly payments with common stock over approximately 17 quarters. The number of shares for each payment will be determined based on the average of the closing bid price for the five trading days preceding the payment or $0.0015, whichever is higher. In addition, the Noteholders will receive one year warrants to acquire restricted common stock at $0.005 per share, with the number of warrants to be calculated at 100,000 shares per $1,000 of Note principal in exchange for extending the Notes and for reducing the interest rate from 12% to 6%. As of September 30, 2008 the principal amount of the Notes was $1,437,000 and the accrued interest was $2,379,135, for a combined total of $3,816,135. If all the Noteholders accept the plan, the number of common shares to be acquired by exercising the warrants is 143,700,000, which will provide gross proceeds to the Company of $718,500.

As of October 1, 2008, Noteholders with $210,000 in principal and $308,038 in accrued interest, or a total of $518,038, have accepted the plan.

The first quarterly payment to these Noteholders was made in early October 2008 and totaled 20,000,000 common shares in payment of $33,600 in Note principal.

In July 2008, we issued an aggregate of 49,790,000 common shares to four accredited investors upon the conversion of $49,790 in callable secured convertible notes.

In July 2008, we issued an aggregate of 26,000,000 common shares to four accredited investors upon the conversion of $18,200 in callable secured convertible notes.

In July 2008, we issued an aggregate of 26,000,000 common shares to four accredited investors upon the conversion of $17,160 in callable secured convertible notes.

In July 2008, we issued an aggregate of 10,000,000 common shares to four accredited investors upon the conversion of $6,400 in callable secured convertible notes.

In July 2008, we issued an aggregate of 45,013,000 common shares to four accredited investors upon the conversion of $28,808 in callable secured convertible notes.

In July 2008, we issued an aggregate of 55,013,900 common shares to four accredited investors upon the conversion of $33,558 in callable secured convertible notes.

In July 2008, we issued an aggregate of 55,013,900 common shares to four accredited investors upon the conversion of $30,258 in callable secured convertible notes.

In August 2008, we issued an aggregate of 55,013,900 common shares to four accredited investors upon the conversion of $23,656 in callable secured convertible notes.

In August 2008, we issued an aggregate of 75,439,500 common shares to four accredited investors upon the conversion of $30,176 in callable secured convertible notes.

In August 2008, we issued an aggregate of 75,439,500 common shares to four accredited investors upon the conversion of $24,141 in callable secured convertible notes.

On August 6, 2008, the Company entered into a Securities Purchase Agreement with three accredited investors (the "Investors") for an aggregate amount of (i) $210,000 in secured convertible notes, and (ii) warrants to purchase 20,000,000 shares of the Company’s common stock (the "Financing"). The Company anticipates that the proceeds of the Financing will be used to advance its eight part business plan which was summarized in its press release issued by the Company on June 3, 2005. The Financing will provide working capital to expand GOLD’n GRO fertilizer sales, EPA registration of the GOLD’n GRO Guardian deer repellant fertilizer, certain capital improvements to expand production capacity, and payment of existing debt obligations.

The Financing was made in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2), Section 4(6) and/or Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended.

The Financing was completed in one closing. The closing consisted of gross proceeds of $210,000, less financing costs of $10,000, for net proceeds of $200,000.

The Investors received three year convertible notes (the "Notes") bearing simple interest at 12% per annum. The Notes are convertible into the Company’s common stock at a price equal to the lesser of (i) $0.10 or (ii) 30% of the average of the lowest 3 trading prices during the 20 trading day period ending one trading day before the conversion date. In addition, we granted the Investors a further security interest in substantially all of our assets, including the assets of our wholly owned subsidiaries, and intellectual property.

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

The Investors received seven year warrants to purchase a total of 20,000,000 common shares of the Company at a purchase price of $0.001 per share.

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

The Company paid a finder’s fee of 8% of the net proceeds.

Additionally, the conversion discount rate on the new and all previous Notes was increased from 65% to 70%, and the interest rate on the new and all previous notes was increased to 12% retroactively to January 1, 2008.

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

Item 3. Defaults Upon Senior Securities

In the first quarter of 2006 all of the Series 2000 Convertible Promissory Notes became due and were in default. The total principal and interest due at September 30, 2008 is $3,816,135. In September 2008 the Company began a plan to extend the Notes for four years and a day by offering to pay the principal and accrued interest with common stock in 17 quarterly installments. The stock is priced at the greater of the average of the five closing bids prior to the payment date or $0.0015 per share. In addition, the interest rate is reduced from 12% to 6% and Noteholders agreeing to the extension receive one year warrants to acquire 100,000 shares of common stock per $1,000 of original principal amount at an exercise price of $0.005 per share. If all the Noteholders agree to the extension, warrants to acquire a total of 143,700,000 common shares will be issued.

As of September 30, 2008 Noteholders holding a total of $444,299 in principal and accrued interest extended their Notes and warrants to acquire 18,000,000 common shares were issued. Subsequent to September 30, 2008, principal and accrued interest totaling $788,060 were extended and warrants to acquire 32,000,000 common shares were issued. The Notes that have not been extended remain in default, but no collection action has been taken.

The Company’s mortgage loan on the manufacturing facility is in default due to delinquent property taxes totaling $18,661. The lender is aware of the situation and has taken no collection action. As a result of the default, the entire principal balance, in the amount of $398,434, is included in current liabilities. In addition, the Company’s semi-annual payment on a City of Reno Special Assessment District loan in the amount of $4,284 is delinquent. As a result, the entire principal balance in the amount of $83,962 is included in current liabilities.

As of September 30, 2008 the Company owed $88,669 for federal payroll taxes. $12,046 of this amount was paid subsequent to September 30, 2008. The Company is in contact with the IRS and believes a payment arrangement can be made for the remaining balance due. The IRS has filed federal tax liens and may seize Company assets if satisfactory arrangements cannot be made.

In addition to the above leases that are subject to litigation, there are two leases, with a recorded liability of $107,007, that are in default. As required by U.S. Generally Accepted Accounting Principles, the principal balance of the leases that are in default have been classified as current liabilities.

Item 6. Exhibits

Exhibit 31.1           CERTIFICATION OF PRINCIPAL EXECUTIVE AND FINANCIAL

                       OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY

                       ACT OF 2002                                                  49

Exhibit 31.2           CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                       TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002             51

Exhibit 32.1           CERTIFICATIONS OF PRINCIPAL EXZECUTIVE AND FINANCIAL

                       OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY

                       ACT OF 2002                                                  53

Exhibit 32.2           CERTIFICATIONS OF PRINCIPAL ACCOUNTING OFFICER PURSUANT

                       TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002             54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRONICS INC.

DATED: November 14, 2008                      By:/S/JOHN W. WHITNEY

                                                John W. Whitney

                                                President

                                                (Principal Executive and Financial

                                                Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated

DATED: November 14, 2008                       By:/S/JOHN W. WHITNEY

                                                 John W. Whitney

                                                 President

                                                 (Principal Executive and Financial

                                                 Officer)

DATED: November 14, 2008                       By:/S/MICHAEL C. HORSLEY

                                                 Michael C. Horsley

                                                 Controller

                                                 (Principal Accounting Officer)